Form 10-Q
period 2010-06-30
Promap Corp
filed 2010-08-16
CIK 1477009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 30, 2010

[ ] Transition report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ____________ to ____________

                      Commission File Number: 333-163342

                              PROMAP CORPORATION
            (Exact name of registrant as specified in its charter)

           Colorado                                20-8096131
(State or Other Jurisdiction          (I.R.S. Employer Identification No.)
     of Incorporation)

             7060B South Tucson Way, Centennial, Colorado  80112
                   (Address of Principal Executive Offices)

                                (720) 889-0510
                (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
                (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filed" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [ ]       Accelerated filer         [ ]
     Non-accelerated filer   [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 10, 2010, there were 9,500,000 shares of Common Stock issued and outstanding.




                               PROMAP CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance sheets ............................................     3
          Statements of operations...................................     4
          Statements of cash flows...................................     5-6
          Notes to consolidated financial statements.................     7-8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................    9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   11

Item 4.   Controls and Procedures ....................................   11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   12

Item 1A.  Risk Factors................................................   12

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   12

Item 3.   Defaults Upon Senior Securities ............................   12

Item 4.   Submission of Matters to a Vote of Security Holders ........   12

Item 5.   Other Information ..........................................   12

Item 6.   Exhibits ...................................................   12

          Signatures .................................................   13

                              PROMAP CORPORATION
                                BALANCE SHEETS

                                              December 31,     June 30, 2010
                                                  2009          (Unaudited)
                                              ------------     -------------

ASSETS

  Current Assets
    Cash                                         $ 28,131          $ 46,552
    Accounts receivable-related party               4,050             3,124
                                                 --------          --------
        Total current assets                       32,181            49,676
                                                 --------          --------

  Total Assets                                   $ 32,181          $ 49,676
                                                 ========          ========

LIABILITIES & STOCKHOLDERS' EQUITY

  Current liabilities
    Income tax payable                           $      -          $  3,499
                                                 --------          --------
        Total current liabilities                       -             3,499
                                                 --------          --------

  Total Liabilities                              $      -          $  3,499
                                                 --------          --------

  Stockholders' Equity
    Preferred stock, no par value;
     5,000,000 shares authorized;
     No shares issued & outstanding                     -                 -
    Common stock, no par value;
     100,000,000 shares authorized;
     9,500,000 shares issued and
     outstanding                                   20,000            20,000
    Additional paid in capital                     18,000            21,000
    Retained earnings                              (5,819)            5,177
                                                 --------          --------
  Total Stockholders' Equity                       32,181            46,177
                                                 --------          --------
  Total Liabilities and Stockholders' Equity     $ 32,181          $ 49,676
                                                 ========          ========


The accompanying notes are an integral part of the financial statements.

                              PROMAP CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                            Three Months   Three Months     Six Months     Six Months
                                Ended          Ended           Ended          Ended
                            June 30, 2009  June 30, 2010  June 30, 2009  June 30, 2010
                            -------------  -------------  -------------  -------------

Sales (net of returns)-
 related party                $  14,823      $   8,334      $  18,316      $  26,448
Cost of goods sold                   97              -          7,132              -
                              ---------      ---------      ---------      ---------
Gross profit                     14,726          8,334         11,184         26,448
                              ---------      ---------      ---------      ---------

Operating expenses:
 General and administrative      35,879          3,460         35,993         11,964
                              ---------      ---------      ---------      ---------
                                 35,879          3,460         35,993         11,964
                              ---------      ---------      ---------      ---------

Income (loss) from operations   (21,153)         4,874        (24,809)        14,484
                              ---------      ---------      ---------      ---------

Other income (expense):
 Interest income                      3              6             83             11
 Other income                         -              -              -              -
                              ---------      ---------      ---------      ---------
                                      3              6             83             11
                              ---------      ---------      ---------      ---------

Income (loss) before
 provision for income taxes     (21,150)         4,880        (24,726)        14,495

Provision for income tax              -          1,276              -          3,499
                              ---------      ---------      ---------      ---------

Net income (loss)             $ (21,150)     $   3,604      $ (24,726)     $  10,996
                              =========      =========      =========      =========

Net income (loss) per share
 (Basic and fully diluted)    $   (0.00)     $    0.00      $   (0.00)     $    0.00
                              =========      =========      =========      =========

Weighted average number of
common shares outstanding     8,000,000      9,500,000      8,000,000      9,500,000
                              =========      =========      =========      =========


The accompanying notes are an integral part of the financial statements.

                              PROMAP CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                              Six Months       Six Months
                                                 Ended            Ended
                                             June 30, 2009    June 30, 2010
                                             -------------    -------------

Cash Flows From Operating Activities:
  Net income (loss)                            $ (24,726)       $ 10,996

  Adjustments to reconcile net loss to
  net cash provided by (used for)
  operating activities:
    Donated services                               3,000           3,000
    Accounts receivable-related party            (11,551)            926
    Accrued payables                                 833           3,499
                                               ---------        --------
      Net cash provided by (used for)
      operating activities                       (32,444)         18,421
                                               ---------        --------

Cash Flows from Investing Activities:                  -               -
                                               ---------        --------

      Net cash provided by (used for)
      investing activities                             -               -
                                               ---------        --------


                        (Continued on following page)



The accompanying notes are an integral part of the financial statements.

                              PROMAP CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                        (Continued from Previous Page)


                                              Six Months       Six Months
                                                 Ended            Ended
                                             June 30, 2009    June 30, 2010
                                             -------------    -------------

Cash Flows From Financing Activities:                  -               -
                                               ---------        --------

      Net cash provided by (used for)
      financing activities                             -               -
                                               ---------        --------

Net Increase (Decrease) In Cash                  (32,444)         18,421

Cash At The Beginning Of The Period               40,651          28,131
                                               ---------        --------
Cash At The End Of The Period                  $   8,207        $ 46,552
                                               =========        ========


Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------

None


Supplemental Disclosure
-----------------------

Cash paid for interest                         $       -        $      -
Cash paid for income taxes                     $       -        $      -


The accompanying notes are an integral part of the financial statements.

                               PROMAP CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Promap Corporation (the "Company"), was incorporated in the State of Colorado on November 12, 1989. The Company sells oil and gas maps to oil and gas industry businesses.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

                             PROMAP CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized subsequent to a customer ordering a product at an agreed upon price, delivery has occurred, and collectability is reasonably assured.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Financial Statements (unaudited) and Notes to Financial Statements (unaudited) filed herein and with the Company's Prospectus dated July 25, 2010:

BUSINESS OVERVIEW

   Promap Corporation was incorporated in the State of Colorado on November 12, 1987. We are an independent GIS and custom draft energy mapping company for the oil and gas industry in the United States and Canada. We provide hard copy and digital format oil and gas production maps which cover various geologic basins in numerous areas including: Denver Basin, Powder River Basin, Michigan Basin, Williston Basin, Arkoma Basin, Illinois Basin, Cincinnati Arch, Uintah - Piceance Basins and The Nevada Basin. We also provide maps of the North American Coal Basin and Coal Bed Methane Activity and North American Devonian - Mississippian Shale Map with detailed pipeline locations.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009.

     Revenues for the three months ended June 30, 2010 were $8,334 as compared to the revenues of $14,823 for the three months ended June 30, 2009. This small decrease in revenues in the three months ended June 30, 2010 was due to a decrease in new oil and gas drilling activity during the quarter.

     The cost of goods sold for the three months ended June 30, 2010 was zero as compared to $97 for the three months ended June 30, 2009.

     The only operating expenses during these periods consisted of general and administrative expenses which were $3,460 in the three months ended
June 30, 2010 as compared to $35,879 for the three months ended June 30, 2009. The amount for 2010 was approximately in line with historical expenses whereas the amount for 2009 was unusually high because of some one-time charges in 2009.

     The net income for the three months ended June 30, 2010 was $3,604 as compared to a net loss of $21,150 for the three months ended June 30, 2009. The reason for the improvement from a loss of $21,150 to income of $3,604 was the significant decline in general and administrative expenses.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009.

     Revenues for the six months ended June 30, 2010 were $26,448 as compared to the revenues of $18,316 for the six months ended June 30, 2009. This $8,132 increase in revenues in the six months ended June 30, 2010 was due to an increase in new oil and gas drilling activity during the latest six month period.

     The cost of goods sold for the six months ended June 30, 2010 was zero as compared to $7,132 for the six months ended June 30, 2009. This small decrease in cost of goods sold was due to an unusually high amount in the six months ended June 30, 2009.

     The only operating expenses during these periods consisted of general and administrative expenses which were $11,964 in the six months ended
June 30, 2010 as compared to $35,993 for the six months ended June 30, 2009. The amount for 2010 was approximately in line with historical expenses whereas the amount for 2009 was unusually high because of the timing of when certain charges were booked in 2009.

     The net income for the six months ended June 30, 2010 was $10,996 as compared to a net loss of $24,726 for the six months ended June 30, 2009. The reason for the improvement from a loss of $24,726 to income of $10,996 was the improvement in sales during the most recent six months and a significant drop in general and administrative expenses.

     We plan to make every effort to keep operating expenses relatively constant except for the addition of one or two part-time salesmen. If and when they are able to increase sales, we will increase the amount of time they work. If their efforts are unsuccessful or if the oil and gas drilling activity slows down significantly, we will cut expenses as much as possible and wait out the downturn. If we are able to increase sales significantly we may decide to raise additional financing to help finance the growth. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

     We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover our operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2010, we had $46,177 of working capital compared to $32,181 of working capital as of December 31, 2009.

     Net cash provided by operating activities was $10,996 during the six months ended June 30, 2010 as compared to net cash used for operating activities of $24,720 during the six months ended June 30, 2009.

     There was no cash flow provided by or used for financing activities during the six months ended June 30, 2010, or the six months ended June 30, 2009.

     We believe that our initial public offering will provide sufficient capital in the short term for our current level of operations. This is because we believe that we can generate sufficient sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources will be needed to increase our sales staff and to otherwise increase advertising and marketing.

     Otherwise, we do not anticipate needing to raise additional capital resources in the next twelve months.

     Until the offering is complete, our President may be willing to fund the operations on a limited basis in order to continue the business. Our principle source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Our business activity is closely tied to the oil and gas business. A slow down in the oil and gas business would have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to find new customers. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

CONTRACTUAL OBLIGATIONS

     None.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

     (a)  Evaluation of Disclosure Controls and Procedures.

     Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that our disclosure controls and procedures are adequate.

     (b)  Changes in Internal Control over Financial Reporting.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None

ITEM 1A.  RISK FACTORS.

     Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.  Description

     31.1 Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

     31.2 Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

     32.1 Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
            Filed herewith electronically

     32.2 Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PROMAP CORPORATION



Date:  August 16, 2010             By:/s/ Steven A. Tedesco
                                      Steven A. Tedesco, President and CEO
                                      (Principal Executive Officer)




Date:  August 16, 2010             By:/s/ Robert W. Carington, Jr.
                                      Robert W. Carington, Jr., CFO
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)