Form 10-Q
period 2010-09-30
Promap Corp
filed 2010-11-18
CIK 1477009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 15, 2010, there were 9,500,000 shares of Common Stock issued and outstanding.






                               PROMAP CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                         Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance sheets ............................................     3
          Statements of operations...................................     4
          Statements of cash flows...................................     5
          Notes to consolidated financial statements.................     6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................    8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   10

Item 4.   Controls and Procedures ....................................   10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   11

Item 1A.  Risk Factors................................................   11

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   11

Item 3.   Defaults Upon Senior Securities ............................   11

Item 4.   Submission of Matters to a Vote of Security Holders ........   11

Item 5.   Other Information ..........................................   11

Item 6.   Exhibits ...................................................   11

          Signatures .................................................   12







                              PROMAP CORPORATION
                                BALANCE SHEETS

                                                               Sept. 30, 2010
                                               Dec. 31, 2009     (Unaudited)
                                               -------------   --------------

ASSETS

  Current assets
   Cash                                          $ 28,131         $ 20,004
   Accounts receivable - related party              4,050           33,792
                                                 --------         --------
     Total current assets                          32,181           53,796

     Total Assets                                $ 32,181         $ 53,796

LIABILITIES & STOCKHOLDERS' EQUITY

  Current liabilities
   Income tax payable                                   -         $  4,485
                                                 --------         --------
     Total current liabilities                          -            4,485
                                                 --------         --------
     Total Liabilities                           $      -         $  4,485
                                                 --------         --------

  Stockholders' Equity
   Preferred stock, no par value; 5,000,000
    shares authorized; no shares issued &
    outstanding                                         -                -
   Common stock, no par value; 100,000,000
    shares authorized; 9,500,000 shares
    issued and outstanding                         20,000           20,000
   Additional paid in capital                      18,000           22,500
   Retained earnings                               (5,819)           6,811
                                                 --------         --------
     Total Stockholders' Equity                    32,181           49,311
                                                 --------         --------
     Total Liabilities and Stockholders'
      Equity                                     $ 32,181         $ 53,796
                                                 ========         ========




The accompanying notes are an integral part of the financial statements.


                               PROMAP CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                     Three Months    Three Months    Nine Months      Nine Months
                                         Ended           Ended          Ended           Ended
                                    Sept. 30, 2009  Sept. 30, 2010  Sept. 30, 2009  Sept. 30, 2010
                                    --------------  --------------  --------------  --------------

Sales (net of returns) - related
 party                                 $ 10,066        $ 30,886        $ 28,382        $ 57,334
Cost of goods sold                            -               -           7,132               -
                                       --------        --------        --------        --------
Gross profit                             10,066          30,886          21,250          57,334
                                       --------        --------        --------        --------
Operating expenses:
 General and administrative              24,378          28,474          57,371          40,438
                                       --------        --------        --------        --------
                                         24,378          28,474          57,371          40,438
                                       --------        --------        --------        --------
Income (loss) from operations           (14,312)          2,412         (36,121)         16,896
                                       --------        --------        --------        --------

Other income (expense):
 Interest income                              2               5              85              16
 Other income                                 -               -               -               -
                                       --------        --------        --------        --------
                                              2               5              85              16
                                       --------        --------        --------        --------
Income (loss) before provision
 for income taxes                       (14,310)          2,417         (36,036)         16,912

Provision for income tax                      -             783               -           4,282
                                       --------        --------        --------        --------
Net income (loss)                      $(14,310)       $  1,634        $(36,036)       $ 12,630
                                       ========        ========        ========        ========
Net income (loss) per share
(Basic and fully diluted)              $  (0.00)       $   0.00        $  (0.00)       $   0.00
                                       ========        ========        ========        ========

Weighted average number of
common shares outstanding             8,000,000       9,500,000       8,000,000       9,500,000
                                      =========       =========       =========       =========

The accompanying notes are an integral part of the financial statements.


                               PROMAP CORPORATION
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                              Nine Months      Nine Months
                                                 Ended            Ended
                                             Sept. 30, 2009   Sept. 30, 2010
                                             --------------   --------------

Cash Flows From Operating Activities:
 Net income (loss)                             $ (36,036)         $ 12,630

 Adjustments to reconcile net loss to
 net cash provided by (used for)
 operating activities:
  Donated services                                 4,500             4,500
  Accounts receivable - related party            (12,786)          (29,742)
  Accrued payables                                   833             4,485
                                               ---------          --------
     Net cash provided by (used for)
      operating activities                       (43,489)           (8,127)

Cash Flows From Investing Activities:                  -                 -
                                               ---------          --------
     Net cash provided by (used for)
      investing activities                             -                 -

Cash Flows From Financing Activities:
 Sales of common stock                            15,000
 Distributions
                                               ---------          --------
     Net cash provided by (used for)
      financing activities                        15,000                 -
                                               ---------          --------
Net Increase (Decrease) In Cash                  (28,489)           (8,127)

Cash At The Beginning Of The Period               40,651            28,131

Cash At The End Of The Period                   $ 12,162          $ 20,004
                                                ========          ========

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009.

     Revenues for the three months ended September 30, 2010 were $30,886 as compared to the revenues of $10,066 for the three months ended September 30, 2009. This increase in revenues in the three months ended September 30, 2010 was due to an increase in new oil and gas drilling activity during the quarter.

     The only operating expenses during these periods consisted of general and administrative expenses which were $28,474 in the three months ended September 30, 2010 as compared to $24,378 for the three months ended September 30, 2009. The $4,096 increase was due to the increased level of activity during the most recent three months.

     The net income for the three months ended September 30, 2010 was $1,634 as compared to a net loss of $14,310 for the three months ended September 30, 2009. The reason for the improvement from a loss of $14,310 to income of $1,634 was the significant increase in sales.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009.

     Revenues for the nine months ended September 30, 2010 were $57,334 as compared to the revenues of $28,382 for the nine months ended September 30, 2009. This $28,952 increase in revenues in the nine months ended
September 30, 2010 was due to an increase in new oil and gas drilling activity during the latest nine month period.

     The cost of goods sold for the nine months ended September 30, 2010 was zero as compared to $7,132 for the nine months ended September 30, 2009.
This small decrease in cost of goods sold was due to an unusually high amount in the nine months ended September 30, 2009.

     The only operating expenses during these periods consisted of general and administrative expenses which were $40,438 in the nine months ended September 30, 2010 as compared to $57,371 for the nine months ended


September 30, 2009. The amount for 2010 was approximately in line with historical expenses whereas the amount for 2009 was unusually high because of the timing of when certain charges were booked in 2009.

     The net income for the nine months ended September 30, 2010 was $12,630 as compared to a net loss of $36,036 for the nine months ended September 30, 2009. The reason for the improvement from a loss of $36,036 to income of $12,630 was the improvement in sales during the most recent nine months and a drop in general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2010, we had $49,311 of working capital compared to $32,181 of working capital as of December 31, 2009.

     Net cash used for operating activities was $8,127 during the nine months ended September 30, 2010 as compared to net cash used for operating activities of $43,489 during the nine months ended September 30, 2009.

     There was no cash flow provided by or used for financing activities during the nine months ended September 30, 2010, or the nine months ended September 30, 2009.

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

                                   PROMAP CORPORATION



Date:  November 17, 2010           By:/s/ Steven A. Tedesco
                                      Steven A. Tedesco, President and CEO
                                      (Principal Executive Officer)




Date:  November 17, 2010           By:/s/ Robert W. Carington, Jr.
                                      Robert W. Carington, Jr., CFO
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)










