Form 10-K
period 2010-12-31
Promap Corp
filed 2011-03-30
CIK 1477009

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 333-163342

Promap Corporation

(Exact name of registrant as specified in its charter)

Colorado	20-8096131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7060B South Tucson Way, Centennial, CO	80112
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including area code: (720) 889-0510

Securities Registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes   [X] No

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [  ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $318,550.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 31, 2011 the registrant had 9,724,200 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROMAP CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	24
	Signatures	25

PART I

Item 1.  Business.

The Company

General Information

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

These maps provide a quick reference to determining what reservoir existing wells produce from, where present activity is and where the location of the existing fields are in relation to the activity in a particular state or geologic basin.  We acquire most of the data used in our maps from public sources such as BLM and various state oil and gas commissions, state geological surveys, the Department of Natural Resources and the U.S. Geological Survey (the “USGS”).

Our maps, which are color coded by pay zone, are unique in that unlike competing products, they are not limited to a particular state and instead are defined by a geologic basin.  The maps are priced to be competitive and to be of interest to a wide variety of industry and non-industry professionals.  We currently have maps covering eleven different oil and gas basins, but we intend to prepare maps for several new areas which are of interest to the oil and gas industry.  These maps are generally updated bi-annually to include any new activity or developments in each specific area.

We also provide custom mapping services to a variety of oil and gas companies by providing custom maps to our client’s specifications, integrating data into either hardcopy or digital form.  Client specifications are compiled, analyzed, documented and assembled into digital form and then printed to the client’s requirements for size, quantity and quality.  We can also access resources in cartography, geography, surveying and GPS disciplines for a more comprehensive approach to achieve total client satisfaction.

Industry Overview

The oil and gas production mapping sector is a highly competitive niche business that is essential to energy producers and exploration companies. Accuracy of mapping data is of critical importance in oil and gas exploration and production efforts. The risk and costs involved in establishing where to explore in a particular basin, or where to acquire new assets, are simply too high to leave to inaccurate information. When so much economic risk is at stake, it is obviously important to have precise, up-to-date production data.

Process of Making Maps

The first step in making a new map is creating the land grid and location of the existing oil and gas fields.  This is sometimes the largest cost component because either the land grid has to be purchased or it is digitized from the USGS topographical maps.  Then the oil and gas fields are digitized onto the maps.  A map can take a GIS technician anywhere from 60 to 90 days to create.  Next you add the stratigraphic column, cultural information, specific terrain features and pipelines to the map.  The final step is actually printing the maps as they are needed.  All of our basic maps have been prepared in digital form, and from there we sometimes add additional features requested by the client or we can just print out the map as it is.  We also expect to prepare new maps if and when they are requested by clients.

Revenue Strategy

The petroleum business is continually expanding as the high dependence of most modern industrial transport, agricultural, and industrial infrastructures rely on the relatively low cost and high availability of oil and natural gas. The possibility of production declines and probable increases in the price of oil are expected to have negative implications for the global economy unless additional hydrocarbons are discovered and current field extraction is maximized.  As more exploration companies endeavor to extract maximum hydrocarbons they will need access to detailed, up-to-date mapping products in order to be competitive in terms of leasing in new areas, divesting, acquiring or just maintaining their existing assets.  There are numerous new areas being developed that will require the production of new maps as well as constant updating of existing ones.  Frequently, the first step an exploration or development company, drilling contractor, investor group, or independent consultant takes is to identify the regional area of interest. Our maps are an excellent tool for evaluating potential exploration sites covering large geographic areas. Field locations, general subsurface structure and geologic age of productive reservoirs are depicted on one type of our most popular multicolor map. Most of our maps are available in digital format and can be customized for individual needs. Our revenue growth strategy involves expanding the range of geographic information systems services offerings, and increasing our penetration into the oil and gas production mapping market.  The addition of new geographical information systems services is highly dependent on our ability to acquire additional hardware and software applications to become a state of the art mapping facility.

Management and Employees

At this time we have no full time employees and Mr. Tedesco is a part-time employee. We have traditionally contracted with employees of affiliated companies to perform the services necessary to produce the maps.

We will continue to hire part-time help as needed from time-to-time for specific projects. We do not pay salaries to our officers. However, we reimburse them for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve the payment of salaries for our management, but currently, no such plans have been approved. We do not currently pay for vacation, holidays or provide major medical coverage. None of our officers or directors is a party to any employment agreement. However, we may adopt such plans in the future.

Customers

Our customers have traditionally been small to mid-size oil and gas companies in the US and Canada, to which we provide a low-cost, high quality graphic solution.  Thus far all of our customers have been companies that have some affiliation with us, but we intend to market our maps to other companies of the same size.  These companies typically do not have the resources to establish a GIS or graphics staff.  In the future we intend to market our maps to companies in other industries such as the financial sector, which would use our maps for due diligence and asset evaluation purposes.  In 2009 our two largest customers accounted for about 98% or our sales.  These companies were Running Foxes Petroleum and Admiral Bay Resources.  In 2010, Running Foxes Petroleum accounted for 98% of our sales.  Each of Running Foxes Petroleum and Admiral Bay Resources, Inc. are affiliated companies which pay market prices for all of our products including custom mapping designs. Steve Tedesco, our President and his wife own 100% of Running Foxes Petroleum, and Steve serves as its President.  Steve Tedesco also serves as President, Chief Executive Officer and a Director of Admiral Bay Resources, a publicly-held Canadian junior resource company.

Running Foxes Petroleum has been active over the last two years in oil and gas exploration and it often uses independent drilling partners when it drills wells. Running Foxes and its partners require mapping services on an ongoing basis as development of projects are advanced.  The Company provides critical services to Running Foxes and its partners on an as needed basis and by doing so reduces the overall administrative expenses of the parties.  Sales to these parties in 2009 and 2010 were the result of multiple small to medium size orders placed throughout the two year period.  All of the billing on the projects in which Running Foxes is involved is sent to Running Foxes, which may in turn bill its partners for some of the costs.

All services provided by us to related and affiliated parties are non-contractual and the prices are agreed to in advance by the parties.  Rates are periodically matched by the affiliates with third party rates and are determined to be comparable.  Orders placed with us may not be cancelled after commencement of mapping services unless the purchaser remits full payment for any partially completed documents.

We plan to continue with these transactions since no contractual obligations exist and each affiliate is free to use the services of any provider in the marketplace.  The decision of these affiliates to reduce or terminate the amount of business that they provide the Company would adversely affect the Company.

Marketing

We have not engaged in any marketing activities over the last several years.  In prior years we had engaged in a direct mail marketing promotion to oil and gas industry participants.  During the current year, we plan to consider hiring a Sales Manager who will cover a designated sales region.  He will start marketing our maps to oil and gas professionals and others who might have a use for our maps.  He will report to the Company’s President and be responsible for developing and implementing a sales program which meets our specific targets. To assist him in developing his target region, we intend on developing an extensive database of potential customers, which includes oil and gas professionals, petroleum engineers, educational and financial institutions. We will engage in direct-sale marketing efforts, whereby we will require our Sales Manager to establish relationships with our target customers in order to demonstrate the capabilities and advantages of Promap products. We also anticipate a comprehensive email campaign and mass mailing program.  The directors and officers of the Company have extensive personal and business contacts within the industry, and we believe that this approach, combined with word of mouth advertising will significantly increase our business.

Patents and Trademarks:

We do not currently have any patents or trademarks outstanding.

Competition

The oil and gas mapping business is very competitive.  The market for oil and gas maps is served by a number of companies such as Geomap Company, the largest supplier of geologic mapping services in the United States, and HIS Inc., a global company listed on the NYSE which provides extensive critical information to its customers in a number of industries including energy, and a number of smaller companies.  Most of the large oil and gas companies have their own in-house mapping departments.

As noted in “RISK FACTORS,” many or all of these competitors have greater financial and other resources than we have. Most of these companies are focused on the larger customers. We plan to focus our energy on the smaller accounts and believe this space will provide the necessary client base and revenues to make our business profitable.

We intend to compete by providing to the smaller oil and gas companies and other customers a low-cost, high quality graphic solution that meets their specific needs.

Government and Industry Regulation

We are not subject to any material government or industry regulation.

Item 1A.   Risk Factors.

WE HAVE A HISTORY OF LIMITED OPERATIONS.

We commenced our operations in November 1989 as a sideline business of Steven Tedesco, our founder and President, who has been engaged in various businesses in the oil and gas and coal industries.  Most of the sales since inception have been made to companies with which Mr. Tedesco has been affiliated.  During the fiscal year ended December 31, 2008, our sales exceeded $130,000 and we were marginally profitable, but during the fiscal year ended December 31, 2009, our sales declined due to the slow down in the oil and gas business and we had a net loss of $32,405.

We may continue to incur net losses for the foreseeable future as we continue to further develop our business. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this “Risk Factors” section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR US TO EVALUATE OUR FUTURE BUSINESS PROSPECTS AND MAKE DECISIONS BASED ON THOSE ESTIMATES OF OUR FUTURE PERFORMANCE.

We have operated as a corporation for some time but with a limited amount of marketing effort and sales.  This makes it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate what the results will be when we increase our marketing efforts and otherwise attempt to increase our business.  If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price.

WE ARE IMPLEMENTING A STRATEGY TO GROW AND EXPAND OUR BUSINESS, WHICH MAY NOT GENERATE INCREASES IN OUR REVENUES.

We intend to expand our business, and we plan to incur expenses associated with our growth and expansion. We will need to generate greater revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving greater revenues, despite our attempts to grow our business. If our growth strategies do not result in increased revenues, we may have to abandon our plans for further growth or may even reduce the current size of our operations.

WE MAY NEED TO RAISE ADDITIONAL FUNDS, AND THESE FUNDS MAY NOT BE AVAILABLE WHEN WE NEED THEM.

We believe that we can be profitable or at break even by the end of the fiscal year ending December 31, 2011, because we believe that the oil and gas business has been improving and the drilling activity, at least for oil, is improving.  With a renewed effort to market our business and with the assistance of one full or part-time salesman, we believe that we can increase sales back to the target levels.  Based upon our current plans, we believe that we can control our expenses which are closely tied to our level of business activity so that cash generated from operations is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $75,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT OUR OPERATIONS. A COMPANY IN OUR INDUSTRY WITH LIMITED OPERATIONS HAS A SMALLER OPPORTUNITY TO BE SUCCESSFUL.

Because we are small and do not have much capital, we must limit our operations. We must limit our operations to providing a limited range of products and services as the only area in which we operate. Because we may have to limit our operations, we may not generate sufficient sales to make a profit. If we do not make a profit, we may have to suspend or cease operations.

BECAUSE OUR CURRENT OFFICERS AND DIRECTORS ARE INVOLVED WITH OTHER BUSINESSES, SOME OF WHICH ARE IN THE SAME INDUSTRY, THE MANNER IN WHICH WE OPERATE MAY CREATE THE POSSIBILITY OF A CONFLICT OF INTEREST.

All of our officers and directors are also involved with other businesses, some of which are other businesses in the same industry. Messrs. Tedesco and Carington are involved in other businesses in the same industry. These other arrangements could create conflicts of interest with respect to our operations. Each of our officers and directors is aware of their responsibilities with respect to corporate opportunities and plans to operate our Company in such a manner as to minimize the effect of any conflict of interest. Each officer and director has agreed to contract with the Company on the same or better terms and conditions than each would with unaffiliated third parties. Each of these officers and directors will use their best judgments to resolve all potential conflicts. We cannot guarantee that any potential conflicts can be avoided.

OUR SUCCESS WILL BE DEPENDENT UPON OUR MANAGEMENT.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Messrs. Tedesco and Carington, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Messrs. Tedesco and Carington. We have not obtained key man life insurance on the lives of any of these individuals.

SINCE OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS.

Steven Tedesco, our President and Chief Executive Officer, currently devotes approximately five hours per week providing management services to us.  While he presently possesses adequate time to attend to our interests, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business.  The loss of Mr. Tedesco to our business would negatively impact our business development.

He focuses most of his time as President and Chief Executive Officer of Admiral Bay Resources, a Canadian junior resource company.  He also serves as President of Running Foxes Petroleum, Inc. and as President of Atoka Coalbed Methane Laboratories Corp.

WE ARE A RELATIVELY SMALL COMPANY WITH LIMITED RESOURCES COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS, WHICH MAY HINDER OUR ABILITY TO COMPETE EFFECTIVELY.

Some of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition, and a larger installed base of clients than we have. As a result, these competitors may have greater credibility with our potential new clients. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to changes in client requirements.

WE MAY NEED TO SUBSTANTIALLY INVEST IN MARKETING EFFORTS IN ORDER TO GROW OUR BUSINESS, WHICH WILL BE EXPENSIVE.

In order to grow our business, we will need to develop and maintain wider spread recognition and acceptance of our Company and our products. We plan to rely primarily on word of mouth from our existing contacts we develop personally through industry events to promote and market ourselves. To date, marketing and advertising expenses have been negligible. If we fail to successfully market and promote our business, we could lose potential clients to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing ourselves, it could delay or completely forestall our profitability.

OUR DIRECTORS HAVE THE ABILITY TO SIGNIFICANTLY INFLUENCE ANY MATTERS TO BE DECIDED BY THE STOCKHOLDERS, WHICH MAY PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY.

The current members of our Board of Directors beneficially own, in the aggregate, approximately 87% of our common stock, on a fully diluted basis. As a result, if they choose to vote in concert, our directors are collectively able to significantly influence the outcome of any corporate matters submitted to our stockholders for approval, including any transaction that might cause a change in control, such as a merger or acquisition. It is unlikely that stockholders in favor of a matter, which is opposed by the Board of Directors, would be able to obtain the number of votes necessary to overrule the vote of the Board of Directors. Further, the control by the directors means that they may make decisions for us with which you may disagree or that you may feel are not in our best interests.

Item 2.    Properties.

Our offices are located at 7060B South Tucson Way, Centennial, Colorado 80112.  We rent our space from our President and major shareholder, Steven Tedesco, under a verbal month-to-month lease for which we pay no rent.

Item 3.    Legal Proceedings.

None.

Item 4.    Reserved.

PART II

Item 5.

  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Ranges of Common Stock

Our stock has not yet commenced trading.

Aggregate Number of Holders of Common Stock

The approximate number of record holders of our common stock on March 31, 2011 was approximately 42.

Dividends

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors. We have not paid any cash dividends on our common stock and do not anticipate paying any in the foreseeable future. Management's current policy is to retain earnings, if any, for use in our operations and for expansion of the business.

Use of Proceeds

We received a total of $56,050 in gross proceeds from the sale of 224,200 shares of common stock in our initial public offering which was closed on January 21, 2011.  The effective date of the registration statement for our initial public offering was June 25, 2010, and the SEC file number was 333-163342.  The offering terminated on January 21, 2011, which was the end of the offering period, and 575,800 shares which were registered for sale by the Company were not sold.

From the effective date of the registration statement (June 25, 2010) through March 15, 2011 we incurred and paid approximately $12,239 in expenses in connection with the offering.  There were no payments made to officers or directors of the Company or to affiliates of the Company.  The net offering proceeds after deducting the above expenses was $43,811.  Since the offering was closed, the only other expenditure from the offering proceeds through March 15, 2011was the payment of $4,000 to the Company’s auditor in connection with the audit for the fiscal year ended December 31, 2010.  The remaining funds were placed in an interest bearing savings account.

The registration statement also registered 1,500,000 shares of common stock to be offered by selling shareholders.  The selling shareholders have not offered any of their shares for sale and they will not do so until the Company has filed a post-effective amendment to the registration statement.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Equity Compensation Plan Information

We do not have any compensation plans or stock option plans.

Recent Sales of Unregistered Securities

We did not have any sales of unregistered securities during the last three months of year ended December 31, 2010.

Item 6.    Selected Financial Data.

This item is not required for Smaller Reporting Companies.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements filed herein.

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

Results of Operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Revenues for the year ended December 31, 2010 were $100,642 as compared to the revenues of $38,003 for the year ended December 31, 2009.  This $62,639 increase in revenues in the year ended December 31, 2010 was due to an increase in new oil and gas drilling activity during the latest one year period.

The cost of goods sold for the year ended December 31, 2010 was $28,191 as compared to $7,436 for the year ended December 31, 2009.  This increase in cost of goods sold was due to the increase in sales in the year ended December 31, 2010.

The Company had a bad debt expense for the year ended December 31, 2010 in the amount of $53,537 and no such expense in the previous year.  All of the Company's sales were to related parties and this amount represents receivables that had not been paid by the time of the audit.  Management believes that most if not all of these receivables will be paid by the second quarter of 2011.

The general and administrative expenses were $18,344 in the year ended December 31, 2010 as compared to $63,311 for the year ended December 31, 2009.  The amount for 2010 was approximately in line with historical expenses whereas the amount for 2009 was unusually high because of the timing of when certain charges were booked in 2009.

The net loss for the year ended December 31, 2010 was $726 as compared to a net loss of $32,405 for the year ended December 31, 2009.  The reason for the improvement from a loss of $32,405 to a loss of $726 was the improvement in sales during the most recent year and a drop in general and administrative expenses.

We plan to make every effort to keep operating expenses relatively constant except for the addition of one full or part-time salesmen.  If and when he is able to increase sales, we will increase the amount of time he works.  If his efforts are unsuccessful or if the oil and gas drilling activity slows down significantly, we will cut expenses as much as possible and wait out the downturn.  If we are able to increase sales significantly we may decide to raise additional financing to help finance the growth. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover our operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Results of Operation for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Revenues for the year ended December 31, 2009 were $38,003 as compared to the revenues of $135,662 for the year ended December 31, 2008.  This 72% decrease in revenues in the year ended December 31, 2009 was due to a significant decrease in new oil and gas drilling activity caused primarily by the drop in the prices of oil and particularly natural gas.

The cost of goods sold for the year ended December 31, 2009 was $7,436 as compared to $14,167 for the year ended December 31, 2008.  This small decrease in cost of goods sold was due to the decrease in sales for the year ended December 31, 2009.

The only operating expenses during these fiscal years consisted of general and administrative expenses which were $63,311 in the year ended December 31, 2009 as compared to $117,278 for the year ended December 31, 2008.  The primary reason for the decrease is that officer compensation dropped from $100,488 in 2008 to $31,425 in 2009.  This decrease was offset by the expenditure of $19,030 in legal and accounting fees in 2009 as compared to no legal and accounting fees in 2008.

The net loss for the year ended December 31, 2009 was $32,405 as compared to a net income of $5,679 for the year ended December 31, 2008.  The reason for the change from net income in the 2008 period to a loss in the 2009 nine month period is that the revenues declined by 72% between the two fiscal year periods.

Liquidity and Capital Resources

As of December 31, 2010, we had $37,455 of working capital compared to $32,181 of working capital as of December 31, 2009.

Net cash used for operating activities was $12,770 during the year ended December 31, 2010 as compared to net cash used for operating activities of $27,520 during the year ended December 31, 2009.

There was no cash flow provided by or used for investing activities during the year ended December 31, 2010, or the year ended December 31, 2009.

There was no cash flow provided by or used for financing activities during the year ended December 31, 2010, compared to $15,000 provided by the sale of stock in the year ended December 31, 2009.

We believe that the proceeds from our recent initial public offering will provide sufficient capital in the short term for our current level of operations. This is because we believe that we can generate sufficient sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources will be needed to increase our sales staff and to otherwise increase advertising and marketing.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized subsequent to a customer ordering a product at an agreed upon price, delivery has occurred, and collectability is reasonably assured.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data.

PROMAP CORPORATION

Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheets	F-2
Statements of Operations	F-3
Statements of Stockholders' Equity	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6 - F-8

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Promap Corporation

Centennial, Colorado

I have audited the accompanying balance sheets of Promap Corporation as of December 31, 2009 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Promap Corporation as of December 31, 2009 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado March 22, 2011	Ronald R. Chadwick, P.C. RONALD R. CHADWICK, P.C.

PROMAP CORPORATION BALANCE SHEETS

	Dec. 31. 2009	Dec. 31. 2010

ASSETS
Current assets
Cash	$ 28,131	$ 15,361
Accounts receivable - related party (net of allowance for doubtful accounts)	4,050	23,512
Total current assets	32,181	38,873

Total Assets	$ 32,181	$ 38,873

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accrued payables	$ -	$ 100
Taxes payable	-	1,318
Total current liabilities	-	1,418

Total Liabilities	-	1,418

Stockholders' Equity
Preferred stock, no par value; 5,000,000 shares authorized; No shares issues & outstanding	-	-
Common Stock, no par value; 100,000,000 shares authorized; 9,500,000 shares issued and outstanding	20,000	20,000
Additional paid in capital	18,000	24,000
Retained earnings	(5,819)	(6,545)

Total Stockholders' Equity	32,181	37,455

Total Liabilities and Stockholders' Equity	$ 32,181	$ 38,873

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF OPERATIONS

	Year Ended Dec. 31. 2009	Year Ended Dec. 31. 2010

Sales (net of returns) - related party	$ 38,003	$100,642
Cost of goods sold	7,436	28,191

Gross profit	30,567	72,451

Operating expenses:
Bad debt expense	-	53,537
General and administrative	63,311	18,344
	63,311	71,811

Income (loss) from operations	(32,744)	570

Other income (expense):
Interest income	89	22
Other income	250	-
	339	22

Income (loss) before provision for income taxes	(32,405)	592

Provision for income tax	-	1,318

Net income (loss)	$(32,405)	$ (726)

Net income (loss) per share (Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	8,750,000	9,500,000

PRO FORMA:

Income Tax Expense	$ -	$ -

Net income (loss) per share (after pro forma income tax) (Basic and fully diluted)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares(1)	Amount No Par	Paid in Capital	Retained Earnings	Stockholders' Equity

Balances at December 31, 2008	8,000,000	$ 5,000	$12,000	$ 26,586	$ 43,586

Sales of common stock	1,500,000	15,000			15,000

Donated services - officers			6,000

Net income (loss) for the year				(32,405)	(32,405)

Balances at December 31, 2009	9,500	$20,000	$18,000	$ (5,819)	$ 32,181

Donated services - officers			6,000		6,000

Net income (loss) for the year				(726)	(726)

Balances at December 31, 2010	9,500,000	$20,000	$24,000	$ (6,545)	$ 37,455

(1) As restated for a 40 for 1 forward stock split effective June 30, 2009.

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF CASH FLOWS

	Year Ended Dec. 31. 2009	Year Ended Dec. 31. 2010

Cash Flows From Operating Activities:
Net income (loss)	$(32,405)	$ (726)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated services	6,000	6,000
Accounts receivable - related party	(1,115)	(72,999)
Accrued payables		100
Taxes payable		1,318
Bad debt expense		53,537
Net cash provided by (used for) operating activities	(27,520)	(12,770)

Cash Flows From Investing Activities:	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Sales of common stock	15,000	-
Net cash provided by (used for) financing activities	15,000	-

Net Increase (Decrease) in Cash	(12,520)	(12,770)

Cash at the Beginning of the Period	40,651	28,131

Cash at the End of the Period	$28,131	$ 15,361

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Promap Corporation (the “Company”), was incorporated in the State of Colorado on November 12, 1987. The Company sells oil and gas maps to oil and gas industry businesses.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2009 the Company had no balance in its allowance for doubtful accounts, and at December 31, 2010 the Company had $53,537 in its allowance for doubtful accounts from unpaid related party receivables, with a corresponding 2010 bad debt expense of $53,537.

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs in 2009 and 2010 of $5,275 and $1,200.

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

At December 31, 2010 the Company had income taxes payable of $1,318, based on a combined federal and state tax rate of 20% applied to taxable income of approximately $6,592, which is the sum of the Company’s pre-tax book income of $592 plus nondeductible imputed rent expense of $6,000.

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

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

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

Products and services, geographic areas and major customers

The Company earns revenue from the sale of oil and gas maps, but does not separate sales of different maps into operating segments. All sales each year were to domestic companies under common control of the Company’s officers.

NOTE 2. RELATED PARTY TRANSACTIONS

All Company sales of $38,003 and $100,642 for 2009 and 2010 were to companies related by common control of the Company’s officers. Creation and sales of maps to the related companies are made on “as needed” basis, with prices dependent on the map work and complexity involved.

The Company recorded donated services expense of $500 per month for office space donated by an officer. The allocated monthly amount was determined by estimating space usage, and management believes this method to be reasonable. Total donated services expense for 2009 and 2010 was $6,000 each year.

NOTE 3.  GOING CONCERN

The Company has suffered losses from operations, has limited working capital and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes through marketing efforts to generate increased revenues from sales of its oil and gas maps. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

Item 9B.  Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Each of our directors is elected by the stockholders to a term of one year and serves until his successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Steven A. Tedesco 7060B S. Tucson Way Centennial, Colorado 80112	55	President Chief Executive Officer and Director

Robert W. Carington, Jr. 108 Gatewood Court San Antonio, Texas 78209	49	Chief Financial Officer, Secretary, Treasurer and Director

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. These officers and directors are our only officers, directors, promoters and control persons.

Background Information about Our Officers and Directors

Steve Tedesco has been the President, Chief Executive Officer and a Director of our Company since its inception in November 1987. Our Company has been somewhat of a sideline business for him while he worked with several other businesses in the oil and gas and coal industry.  In the last 25 years of Mr. Tedesco’s involvement in the Oil and Gas and Coal Bed Methane industries, he has come to rely on various mapping sources as an essential production tool.  He has determined that in lieu of outsourcing these custom maps it is easier and more productive to create them himself and have complete control of the data and configuration of his desired final product.  Since inception of Promap in 1987, he has diligently researched and accumulated the comprehensive understanding of mapping techniques and necessary requirements that industry professionals desire when purchasing custom maps.  He focuses most of his time as President and Chief Executive Officer of Admiral Bay Resources, a Canadian junior resource company with coal bed methane assets in Kansas and Pennsylvania, as President of Running Foxes Petroleum, Inc. with producing assets in Utah, Colorado and Kansas and as President of Atoka Coalbed Methane Laboratories Corp. providing unconventional laboratory and surface geochemical services to the industry.  He has over 25 years’ experience working with coals and coal mining and over 22 years’ experience in oil and gas exploration and production.  More specifically, since 1988 he has been working in the coal bed methane industry in North American and Europe with a specific focus on Mid-Continent and Eastern US coals.  He has handled such projects from cradle to grave and is well versed in all aspects of oil, gas and coal bed methane operations.  In 1981, he received an MS in Geology from Southern Illinois University specializing in coal and he is presently in the Ph.D program at the Colorado School of Mines.  Mr. Tedesco is the founder of Atoka Coal Labs, a company specializing in coal analysis for the coalbed methane industry.  He has also served as President, CEO and a Director of Admiral Bay Resources Inc., a public company traded on the Toronto Exchange, since November 2005.  During the last 5 years Mr. Tedesco has devoted approximately 20 hours per month to the business of our Company and he expects to continue to devote approximately 20 hours per month to our business.

Robert W. Carington Jr. has served as Chief Financial Officer, Secretary and Treasurer of our Company since July 1, 2009, and as a Director since March 2011.  He has served as Chief Financial Officer of Admiral Bay Resources Inc. from November 2005 until September 2010.  He served as Executive Vice President of Abaxas Petroleum Corporation from July 1998 until October, 2005, and as a director of Abaxas from July 1998 until December 1999.  Prior to joining Abaxas, Mr. Carington was a Managing Director with Jefferies & Company, Inc.  Prior to joining Jefferies & Company, Inc. in 1993, Mr. Carington was a Vice President at Howard, Weil, Labouisse, Friedrichs, Inc.  Mr. Carington was a petroleum engineer with Unocal Corporation from 1983 to 1990.  He received a Bachelor of Science in Mechanical Engineering from Rice University in 1983 and a Masters of Business Administration from the University of Houston in 1990.

Executive Compensation

None of our officers and directors are compensated for the work they perform on our behalf. However, our officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our management, but currently, no such plans have been approved. In addition, none of our officers, directors or employees is a party to any employment agreements.

During the years ended December 31, 2007 and 2008, Mr. Tedesco received distributions in the amounts of $20,000 and $5,000, respectively.  During this period Mr. Tedesco owned 100% of the Company.  Mr. Tedesco has not taken any distributions during 2009 and 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and 10% beneficial owners are not subject to Section 16(a).

Code of Ethics

To date, the Company has not adopted a code of ethics that applies to its executive officers because it only has two executive officers who are also board members.

Audit Committee

The Company is not listed for trading yet and does not yet have an audit committee.

Item 11.   Executive Compensation.

The following table provides an overview of compensation that we paid to the Named Executive Officers for the fiscal years ended December 31, 2010 and 2009:

Summary Compensation Table
	Annual Compensation			Long Term Compensation
(a) Name and principal position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Stock Awards ($)	(f) Option Awards ($)	(g) All other compensation ($)	(h) Total ($)

Steven A. Tedesco	2010	0	0	0	0	0	0
	2009	0	0	0	0	0	0

Robert W. Carington, Jr.	2010	0	0	0	0	0	0
	2009	0	0	0	0	0	0

Compensation of Directors

Our directors did not receive any compensation from serving as directors during 2009 and 2010.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards on December 31, 2010.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of December 31, 2010, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Officers and Directors as a Group:

Name and Address of Beneficial Owner (1)	Beneficial Ownership(2)(3)	Approximate Percent Owned

Steven A. Tedesco 70608 S. Tuscon Way Centennial, CO 80112	8,425,000(1)	86.6%

Robert W. Carington, Jr. 108 Gatewood Court San Antonio, TX 78209	25,000	*

All Officers and Directors as a Group*	8,450,000	86.9%

* Less than one percent

(1)  Includes 200,000 shares owned by Christine Tedesco, the wife of Steven Tedesco.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

We rent office space from our President and major shareholder, Mr. Steven Tedesco, under a verbal month-to-month lease for which we pay no rent per month.

In the year ended December 31, 2010, approximately 98% of our sales were to Running Foxes Petroleum and in the year ended December 31, 2009, approximately 98% of our sales were to Running Foxes Petroleum and Admiral Bay Resources.  Each of these affiliates pays market prices for all of our products including mapping designs.  All of the mapping services provided to these affiliates are non-contractual and the prices are agreed to in advance by the parties.  Rates are periodically matched by the affiliates with third party rates and are determined to be comparable.  We plan to continue with these transactions but each affiliate is free to use the services of any provider in the marketplace if the conflict of interest becomes an issue with either party.  If the Company needs to deal with a conflict of interest issue, the matter will be addressed by the Board of Directors and any interested directors will abstain from voting on the matter.

Item 14.   Principal Accounting Fees and Services.

Approval of Services

Pending establishment of an audit committee, the Board of Directors pre-approves all engagements for audit and non-audit services provided by the Company's principal accounting firm, Ronald R. Chadwick, P.C.

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for professional services rendered by our principal accounting firm, Ronald R. Chadwick, P.C., for the audit of the financial statements included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $19,000 and $3,410, respectively.

Audit Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services rendered by our current principal accounting firm, Ronald R. Chadwick, P.C., were approximately $0 and $0, respectively.

Tax Compliance/Preparation Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for professional services rendered by our principal accounting firm, Ronald R. Chadwick, P.C. for tax compliance, tax advice, and tax planning were approximately $0 and $0, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for all other professional services rendered by our principal accounting firm Ronald R. Chadwick, P.C. were approximately $0 and $0, respectively. Other services consisted of assistance with the interpretation of new accounting standards and other related services.

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1.

Consolidated Financial Statements.  See the Consolidated Financial Statements starting on page 17.

2.

Exhibits.  The exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, and filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROMAP CORPORATION (Registrant)

Date: March 29, 2011	By: /s/ Steven A. Tedesco
Name: Steven A. Tedesco Title: President and CEO

Date: March 29, 2011	By: /s/ Robert W. Carington, Jr.
Name: Robert W. Carington, Jr. Title: Chief Financial Officer, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Name	Title	Date

/s/ Steven A. Tedesco	Director	March 29, 2011
Steven A. Tedesco

/s/ Robert W. Carington, Jr.	Director	March 29, 2011
Robert W. Carington, Jr.

EXHIBITS INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with Form S-1 filed with the SEC on November 25, 2009)
3.2	Articles of Amendment (incorporated by reference herein to Exhibit 3.2 filed with Form S-1 filed with the SEC on November 25, 2009)
3.3	Amended and Restated Articles of Incorporation (incorporated by reference herein to Exhibit 3.3 filed with Form S-1 filed with the SEC on November 25, 2009)
3.4	Bylaws (incorporated by reference herein to Exhibit 3.4 filed with Form S-1 filed with the SEC on November 25, 2009)
31.1	Certification by CEO (filed herewith electronically)
31.2	Certification by CFO (filed herewith electronically)
31.2	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)
32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)