Form 10-Q
period 2011-03-31
Promap Corp
filed 2011-05-16
CIK 1477009

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 333-163342

PROMAP CORPORATION

(Name of registrant in its charter)

Colorado	20-8096131
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

7060B South Tucson Way, Centennial, Colorado  80112

(Address of principal executive offices)

(720) 990-0510

(Registrant’s telephone number, including area code)

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

☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 12, 2011, there were 9,724,200 shares of Common Stock issued and outstanding.

PROMAP CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PROMAP CORPORATION BALANCE SHEETS

	Dec. 31, 2010	March 31, 2011
		(unaudited)
ASSETS

Current assets
Cash	$15,361	$83,639
Accounts receivable - related party (net allowance for doubtful accounts)	23,512	11,029
Total current assets	38,873	94,668

Total Assets	$38,873	$94,668

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accrued payables	$ 100	$ 8
Income tax payable	1,318	1,318
Total current liabilities	1,418	1,326

Total Liabilities	1,418	1,326

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 9,500,000 (2010) and 9,724,200 (2011) shares issued and outstanding	20,000	76,050
Additional paid-in capital	24,000	24,000
Retained earnings	(6,545)	(6,708)
Total Stockholders’ Equity	37,455	93,342

Total Liabilities and Stockholders’ Equity	$ 38,873	$94,668

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended March 31,	Three Months Ended March 31,
	2010	2011

Sales (net of returns) - related party	$18,114	$18,572
Cost of goods sold	-	308

Gross profit	18,114	18,264

Operating expenses:
General and administrative	8,504	18,448
	8,504	18,448

Income (loss) from operations	9,610	(184)

Other income (expense):
Interest income	5	21
Other income	-	-
	5	21

Income (loss) before provision for income taxes	9,615	(163)

Provision for income tax	-	-

Net income (loss)	$ 9,615	$ (163)

Net income (loss) per share (basic and fully diluted)	$ 0.00	$ (0.00)

Weighted average number of common shares outstanding	9,500,000	9,649,467

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31,	Three Months Ended March 31,
	2010	2011

Cash Flows From Operating Activities
Net income (loss)	$ 9,615	$ (163)

Adjustment to reconcile net loss to net cash provided by (used for) operating activities:
Donated services	1,500	-
Accounts receivable - related party	(17,735)	12,483
Accrued payables	-	(92)

Net cash provided by (used for) operating activities	(6,620)	12,228

Cash Flows From Investing Activities	-	-

Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities
Sales of common stock	-	56,050

Net cash provided by (used for) financing activities	-	56,050

Net Increase (Decrease) in Cash	(6,620)	68,278

Cash at The Beginning of The Period	28,131	15,361

Cash at The End of The Period	$21,511	$83,639

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Promap Corporation (the “Company”), was incorporated in the State of Colorado on November 12, 1989. The Company sells oil and gas maps to oil and gas industry businesses.

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

PROMAP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements (unaudited) and Notes to Financial Statements (unaudited) filed herein.

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010.

Revenues for the three months ended March 31, 2011 were $18,572 as compared to the revenues of $18,114 for the three months ended March 31, 2010.  The revenues were nearly equal in the two quarters because the level of oil and gas drilling activity of the Company’s clients was about the same.

The only operating expenses during these periods consisted of general and administrative expenses which were $18,448 in the three months ended March 31, 2011 as compared to $8,504 for the three months ended March 31, 2010.  The $9,929 increase was due to legal and accounting expenses in connection with the public offering which closed during the most recent three months.

The net loss for the three months ended March 31, 2011 was $163 as compared to a net income of $9,615 for the three months ended March 31, 2010.  The reason for the change from a profit to a small loss was primarily due to the one time legal and accounting expenses related to the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had $93,342 of working capital compared to $37,455 of working capital as of December 31, 2010.

Net cash provided by operating activities during the three months ended March 31, 2011 was $12,243 as compared to net cash used for operating activities in the three months ended March 31, 2010 of $6,620.  The primary reason for the improvement was the payment of a related party account receivable during the latest three month period.

Net cash provided by financing activities during the three months ended March 31, 2011 was $56,050 as compared to no cash provided by or used for financing activities in the three months ended March 31, 2010.  The $56,050 represents the proceeds from the Company’s initial public offering.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

From the effective date of the registration statement (June 25, 2010) through March 15, 2011 we incurred and paid approximately $12,239 in expenses in connection with the offering.  There were no payments made to officers or directors of the Company or to affiliates of the Company.  The net offering proceeds after deducting the above expenses was $43,811.  Since the offering was closed, the only other expenditure from the offering proceeds through March 31, 2011was the payment of $4,000 to the Company’s auditor in connection with the audit for the fiscal year ended December 31, 2010.  The remaining funds were placed in an interest bearing savings account.

The registration statement also registered 1,500,000 shares of common stock to be offered by selling shareholders.  The selling shareholders have not started offering any of their shares for sale.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROMAP CORPORATION

Date: May 16, 2011	By:	/s/ Steven A. Tedesco
Steven A. Tedesco, President and CEO (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Robert W. Carington, Jr.
Robert W. Carington, Jr., CFO (Principal Financial Officer and Principal Accounting Officer)