Form 10-Q
period 2011-06-30
Promap Corp
filed 2011-08-15
CIK 1477009

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On August 12, 2011, there were 9,724,000 shares of Common Stock issued and outstanding.

PROMAP CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PROMAP CORPORATION BALANCE SHEETS (06/30/2011 Unaudited)

	12/31/2010	06/30/2011

ASSETS

Current Assets:
Cash	15,361	83,087
Accounts receivable-related party-net	23,512	18,632
Total Current Assets	38,873	101,719

Total Assets	38,873	101,719

Current Liabilities:
Accrued payables	100	15
Income tax payable	1,318	2,694
Total current liabilities	1,418	2,709

Total Liabilities	1,418	2,709

Stockholders' Equity:
Preferred stock	0[1]	0[1]
Common stock	20,000[2]	76,050[3]
Additional paid in capital	24,000	24,000
Retained earnings	-6,545	-1,040

Total Stockholders' Equity	37,455	99,010

Total Liabilities and Stockholders' Equity	38,873	101,719

[1]  No par value; 5,000,000 shares authorized; no shares issued and outstanding.

[2]  No par value; 100,000,000 shares authorized; 9,500,000 shares issued and outstanding.

[3]  No par value; 100,000,000 shares authorized; 9,724,200 shares issued and outstanding.

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENT OF OPERATIONS (UNAUDITED)

	04/01/2010 to 06/30/2010	04/01/2011 to 06/30/2011	01/01/2010 to 06/30/2010	01/01/2011 to 06/30/2011

Revenue:
Sales (net of returns) - related party	8,334	13,669	26,448	32,241
Cost of goods sold	0	0	0	308
Gross profit	8,334	13,669	26,448	31,933

Operating expenses:
General and administrative	3,460	6,664	11,964	25,112
Total operating expenses	3,460	6,664	11,964	25,112

Income (loss) from operations	4,874	7,005	14,484	6,821

Other income (expense):
Interest income	6	39	11	60
Other income	0	0	0	0
Total other income (expense)	6	39	11	60

Income (loss) before provision for income taxes	4,880	7,044	14,495	6,881

Provision for income tax	1,276	1,376	3,499	1,376

Net income (loss)	3,604	5,668	10,996	5,505

Net income (loss) per share (basic and fully diluted)	0	0	0	0

Weighted average number of common shares outstanding	9,500,000	9,724,200	9,500,000	9,686,833

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF CASH FLOWS (UNAUDITED)

	01/01/2010 to 06/30/2010	01/01/2011 to 06/30/2011

Cash flows from operating activities:
Net income (loss)	10,996	5,505

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated services	3,000	0
Accounts receivable-related party-net	926	4,880
Accrued payables	3,499	1,291
Net cash provided by (used for) operating activities	18,421	11,676

Cash flows from investing activities:
Net cash provided by (used for) investing activities	0	0

Cash flows from financing activities:
Sales of common stock	0	56,050
Net cash provided by (used for) financing activities	0	56,050

Net increase (decrease) in cash	18,421	67,726

Cash at the beginning of the period	28,131	15,361

Cash at the end of the period	46,552	83,087

Schedule of non-cash and financing activities:
None

Supplemental disclosure:
Cash paid for interest	0	0
Cash paid for income taxes	0	0

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010.

Revenues for the three months ended June 30, 2011 were $13,669 as compared to the revenues of $8,334 for the three months ended June 30, 2010.  The revenues increased 64% due to the increase in oil and gas drilling activity of the Company’s clients.

The only operating expenses during these periods consisted of general and administrative expenses which were $6,664 in the three months ended June 30, 2011 as compared to $3,460 for the three months ended June 30, 2010.  The $3,204 increase was due to the increase in the Company’s business during the most recent three months.

The net income for the three months ended June 30, 2011 was $7,044 as compared to a net income of $4,880 for the three months ended June 30, 2010.  The primary reason for the increase in net income was due to the increased level of sales.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010.

Revenues for the six months ended June 30, 2011 were $32,241 as compared to the revenues of $26,448 for the six months ended June 30, 2010.  The revenues increased 22% due to the increase in drilling activity of the Company’s clients during the last six months.

The only operating expenses during these periods consisted of general and administrative expenses which were $25,112 in the six months ended June 30, 2011 as compared to $11,964 for the six months ended June 30, 2010.  The $13,148 increase was due to one time legal and accounting expenses related to the initial public offering and the increase in the Company’s business during the most recent six months.

The net income for the six months ended June 30, 2011 was $5,505 as compared to a net income of $10,996 for the six months ended June 30, 2010.  The reason for the $5,491 reduction in net income was primarily due to the one time legal and accounting expenses related to the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had $99,010 of working capital compared to $37,455 of working capital as of December 31, 2010.

Net cash provided by operating activities during the six months ended June 30, 2011 was $11,676 as compared to net cash provided by operating activities in the six months ended June 30, 2010 of $18,421.  The primary reason for the reduction in this item was that the operating income for the six months ended June 30, 2011 was $5,491 lower than the comparable period in 2010.

Net cash provided by financing activities during the six months ended June 30, 2011 was $56,050 as compared to no cash provided by or used for financing activities in the six months ended June 30, 2010.  The $56,050 represents the proceeds from the Company’s initial public offering.

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

From the effective date of the registration statement (June 25, 2010) through March 15, 2011 we incurred and paid approximately $12,239 in expenses in connection with the offering.  There were no payments made to officers or directors of the Company or to affiliates of the Company.  The net offering proceeds after deducting the above expenses was $43,811.  Since the offering was closed, the only other expenditure from the offering proceeds through June 30, 2011was the payment of $4,000 to the Company’s auditor in connection with the audit for the fiscal year ended December 31, 2010.  The remaining funds were placed in an interest bearing savings account.

The registration statement also registered 1,500,000 shares of common stock to be offered by selling shareholders.  The selling shareholders have not started offering any of their shares for sale.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically
10
32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

101	Interactive Data File (to be filed by amendment)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROMAP CORPORATION

Date: August 12, 2011	By:	/s/ Steven A. Tedesco
Steven A. Tedesco, President and CEO (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ Robert W. Carington, Jr.
Robert W. Carington, Jr., CFO (Principal Financial Officer and Principal Accounting Officer)