Form 10-Q/A
period 2011-06-30
Promap Corp
filed 2011-08-19
CIK 1477009

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


FORM 10-Q/A

AMENDMENT NO. 1


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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Previously filed.

31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Previously filed.

32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Previously filed.

32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Previously filed.

101	Interactive Data File - filed herewith.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PROMAP CORPORATION

Date: August 19, 2011	By:	/s/ Steven A. Tedesco
Steven A. Tedesco, President and CEO (Principal Executive Officer)

Date: August 19, 2011	By:	/s/ Robert W. Carington, Jr.
Robert W. Carington, Jr., CFO (Principal Financial Officer and Principal Accounting Officer)
