Form 10-Q
period 2011-09-30
Promap Corp
filed 2011-11-04
CIK 1477009

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 333-163342

PROMAP CORPORATION

(Name of registrant in its charter)

Colorado	20-8096131
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

6855 South Havana Street, Suite 400, Centennial, Colorado  80112

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

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On November 4, 2011, there were 9,724,000 shares of Common Stock issued and outstanding.

PROMAP CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PROMAP CORPORATION BALANCE SHEETS

	Dec. 31, 2010	Sept. 30, 2011 (Unaudited)

ASSETS

Current Assets:
Cash	$15,361	$54,113
Accounts receivable-related party-net allowance for doubtful accounts	23,512	39,120
Total Current Assets	38,873	93,233

Total Assets	$38,873	$93,233

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued payables	$ 100	$ 452
Income tax payable	1,318	1,318
Total current liabilities	1,418	1,770

Total Liabilities	1,418	1,770

Stockholders' Equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 9,500,000 (2010) and 9,724,200 (2011) shares issued and outstanding	20,000	76,050
Additional paid in capital	24,000	24,000
Retained earnings	-6,545	-8,587

Total Stockholders' Equity	37,455	91,463

Total Liabilities and Stockholders' Equity	$38,873	$93,233

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended Sept. 30, 2010	Three Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2011

Revenue:
Sales (net of returns) - related party	30,886	20,931	57,334	53,172
Cost of goods sold	0	231	0	539
Gross profit	30,886	20,700	57,334	52,633

Operating expenses:
General and administrative	28,474	28,283	40,438	54,786
Total operating expenses	28,474	28,283	40,438	54,786

Income (loss) from operations	2,412	-7,583	16,896	-2,153

Other income (expense):
Interest income	5	36	16	96
Other income	-	-	-	15
Total other income (expense)	5	36	16	111

Income (loss) before provision for income taxes	2,417	-7,547	16,912	-2,042

Provision for income tax	783	-	4,282	-

Net income (loss)	1,634	-7,547	12,630	-2,042

Net income (loss) per share (basic and fully diluted)	0.00	-0.00	0.00	-0.00

Weighted average number of common shares outstanding	9,500,000	9,724,200	9,500,000	9,699,289

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2011

Cash flows from operating activities:
Net income (loss)	$ 12,630	$ -2,042

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated services	4,500	-
Accounts receivable-related party-net	-29,742	-15,608
Accrued payables	4,485	352
Net cash provided by (used for) operating activities	-8,127	-17,298

Cash flows from investing activities:
Net cash provided by (used for) investing activities	-	-

Cash flows from financing activities:
Sales of common stock	-	56,050
Net cash provided by (used for) financing activities	-	56,050

Net increase (decrease) in cash	-8,127	38,752

Cash at the beginning of the period	28,131	15,361

Cash at the end of the period	$ 20,004	$ 54,113

Schedule of non-cash and financing activities:
None	$ -	$ -

Supplemental disclosure:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010.

Revenues for the three months ended September 30, 2011 were $20,931 as compared to the revenues of $30,886 for the three months ended September 30, 2010.  The revenues decreased 32% due to the decrease in oil and gas drilling activity of the Company’s clients.

The only operating expenses during these periods consisted of general and administrative expenses which were $28,283 in the three months ended September 30, 2011 as compared to $28,474 for the three months ended September 30, 2010.

The net loss for the three months ended September 30, 2011 was $(7,583) as compared to a net income of $2,412 for the three months ended September 30, 2010.  The primary reason for the net loss was the 32% decrease in sales.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010.

Revenues for the nine months ended September 30, 2011 were $53,172 as compared to the revenues of $57,334 for the nine months ended September 30, 2010.  The revenues decreased 7% primarily due to the reduction in sales during the three months ended September 30, 2011.

The only operating expenses during these periods consisted of general and administrative expenses which were $54,786 in the nine months ended September 30, 2011 as compared to $40,438 for the nine months ended September 30, 2010.  The $14,348 increase was due to one time legal and accounting expenses related to the initial public offering.

The net loss for the nine months ended September 30, 2011 was $2,042 as compared to a net income of $12,630 for the nine months ended September 30, 2010.  The reason for the $14,672 reduction in net income was primarily due to the one time legal and accounting expenses related to the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had $91,463 of working capital compared to $37,455 of working capital as of December 31, 2010.

Net cash used for operating activities during the nine months ended September 30, 2011 was $17,298 as compared to net cash used for operating activities in the nine months ended September 30, 2010 of $8,127.  The primary reason for the reduction in this item was that the Company had a net loss of $(2,042) for the nine months ended September 30, 2011 compared to a net income of $12,630 during the comparable period in 2010.

Net cash provided by financing activities during the nine months ended September 30, 2011 was $56,050 as compared to no cash provided by or used for financing activities in the nine months ended September 30, 2010.  The $56,050 represents the proceeds from the Company’s initial public offering.

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

We received a total of $56,050 in gross proceeds from the sale of 224,200 shares of common stock in our initial public offering which was closed on January 21, 2011.  The effective date of the registration statement for our initial public offering was September 25, 2010, and the SEC file number was 333-163342.  The offering terminated on January 21, 2011, which was the end of the offering period, and 575,800 shares which were registered for sale by the Company were not sold.

From the effective date of the registration statement (June 25, 2010) through March 15, 2011 we incurred and paid approximately $12,239 in expenses in connection with the offering.  There were no payments made to officers or directors of the Company or to affiliates of the Company.  The net offering proceeds after deducting the above expenses was $43,811.  Since the offering was closed, the only other expenditure from the offering proceeds through September 30, 2011was the payment of $4,000 to the Company’s auditor in connection with the audit for the fiscal year ended December 31, 2010.  The remaining funds were placed in an interest bearing savings account.

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

PROMAP CORPORATION

Date: November 1, 2011	By:	/s/ Steven A. Tedesco
Steven A. Tedesco, President and CEO (Principal Executive Officer)

Date: November 1, 2011	By:	/s/ Robert W. Carington, Jr.
Robert W. Carington, Jr., CFO (Principal Financial Officer and Principal Accounting Officer)