Form 10-K
period 2011-12-31
Promap Corp
filed 2012-03-30
CIK 1477009

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 333-163342

Promap Corporation

(Exact name of registrant as specified in its charter)

Colorado	20-8096131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6855 South Havana Street, Suite 400, Centennial, CO	80112
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 15, 2012 the registrant had 9,724,200 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROMAP CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

PART I

		Page

Item 1.	Business	4
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Mine Safety Disclosures	8

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	21
	Signatures	22

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

Customers

Our customers have traditionally been small to mid-size oil and gas companies in the US and Canada, to which we provide a low-cost, high quality graphic solution.  Thus far all of our customers have been companies that have some affiliation with us, but we intend to market our maps to other companies of the same size.  These companies typically do not have the resources to establish a GIS or graphics staff.  In the future we intend to market our maps to companies in other industries such as the financial sector, which would use our maps for due diligence and asset evaluation purposes.  In 2010 and 2011, our largest customer, Running Foxes Petroleum, accounted for approximately 98% of our sales.  Running Foxes Petroleum is an affiliated company which pays market prices for all of our products including custom mapping designs. Steve Tedesco, our President and his wife own 100% of Running Foxes Petroleum, and Steve serves as its President.

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

Item 1A.   Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

Our offices are located at 6855 South Havana Street, Suite 400, Centennial, Colorado 80112.  We rent our space from our President and major shareholder, Steven Tedesco, under a verbal month-to-month lease for which we pay no rent.

Item 3.    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures.

None.

PART II

Item 5.

  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Ranges of Common Stock

Our stock has not yet commenced trading.

Aggregate Number of Holders of Common Stock

The approximate number of record holders of our common stock on March 15, 2012 was approximately 42.

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

From the effective date of the registration statement (June 25, 2010) through March 15, 2011 we incurred and paid approximately $12,239 in expenses in connection with the offering.  There were no payments made to officers or directors of the Company or to affiliates of the Company.  The net offering proceeds after deducting the above expenses was $43,811.  From the period of the closing date through December 31, 2011, the $43,811 was used as follows:

Legal and accounting fees related to SEC reporting	$18,680
Costs associated with getting stock listed on OTCBB	20,000
Transfer Agent	1,300
Miscellaneous administrative expenses	3,831

No payments were made to officers and directors of the Company.

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

Recent Sales of Unregistered Securities

We did not have any sales of unregistered securities during the last three months of year ended December 31, 2011.

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

Results of Operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010

Revenues for the year ended December 31, 2011 were $61,562 as compared to the revenues of $100,642 for the year ended December 31, 2010.  The revenues decreased 39% primarily due to the reduction in oil and gas drilling activity of the Company’s primary customers.

The Company had a bad debt expense of $38,958 for the year ended December 31, 2011 as compared to $53,537 for the year ended December 31, 2010.  Most of the Company’s receivables were from related parties and management expects most of them to be paid during 2012.  In late March 2012, the Company received a payment from Running Foxes Petroleum for over $37,000 of receivables.

The general and administrative expenses were $51,467 for the year ended December 31, 2011 as compared to $18,344 for the prior year.  The 180% increase was primarily due to an increase in legal and accounting expenses related to preparing and filing periodic reports with the SEC and for getting the Company’s stock listed on the OTC Bulletin Board.

The net loss for the year ended December 31, 2011 was $58,683 as compared to a new loss of $726 for the prior year.  The reason for the larger loss was the reduction in the amount of sales and the increase in general and administrative expenses.

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

Liquidity and Capital Resources

As of December 31, 2011, we had $34,822 of working capital compared to $37,455 of working capital as of December 31, 2010.

Net cash used for operating activities was $42,460 during the year ended December 31, 2011 as compared to net cash used for operating activities of $12,770 during the year ended December 31, 2010.

There was no cash flow provided by or used for investing activities during the year ended December 31, 2011, or the year ended December 31, 2010.

There was $56,050 cash flow provided by financing activities during the year ended December 31, 2011, compared to no cash provided by financing activities in the year ended December 31, 2010.  The $56,050 represents the proceeds from the Company’s initial public offering.

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

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Promap Corporation

Centennial, Colorado

I have audited the accompanying balance sheets of Promap Corporation as of December 31, 2010 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Promap Corporation as of December 31, 2010 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado

Ronald R. Chadwick, P.C.

March 9, 2012

RONALD R. CHADWICK, P.C.

PROMAP CORPORATION BALANCE SHEETS

	Dec. 31, 2010	Dec. 31, 2011

ASSETS
Current assets
Cash	$ 15,361	$ 28,951
Accounts receivable - related party (net of allowance for doubtful accounts)	23,512	6,029
Total current assets	38,873	34,980

Total Assets	$ 38,873	$ 34,980

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accrued payables	$ 100	$ 158
Taxes payable	1,318	-
Total current liabilities	1,418	158

Total Liabilities	1,418	158

Stockholders' Equity
Preferred stock, no par value; 5,000,000 shares authorized; No shares issues & outstanding	-	-
Common Stock, no par value; 100,000,000 shares authorized; 9,500,000 (2010) and 9,724,200 (2011) shares issued and outstanding	20,000	76,050
Additional paid in capital	24,000	24,000
Retained earnings	(6,545)	(65,228)

Total Stockholders' Equity	37,455	34,822

Total Liabilities and Stockholders' Equity	$ 38,873	$ 34,980

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF OPERATIONS

	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2011

Sales (net of returns) - related party	$100,642	$ 61,562
Cost of goods sold	28,191	31,248

Gross profit	72,451	30,314

Operating expenses:
Bad debt expense	53,537	38,958
General and administrative	18,344	51,467
	71,881	90,425

Income (loss) from operations	570	(60,111)

Other income (expense):
Interest income	22	110
Gain on tax estimate	-	1,318
	22	1,428

Income (loss) before provision for income taxes	592	(58,683)

Provision for income tax	1,318	-

Net income (loss)	$ (726)	$(58,683)

Net income (loss) per share (Basic and fully diluted)	$ (0.00)	$ (0.01)

Weighted average number of common shares outstanding	9,500,000	9,705,517

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount No Par	Paid in Capital	Retained Earnings	Stockholders' Equity

Balances at December 31, 2009	9,500,000	$20,000	$18,000	$ (5,819)	$ 32,181

Donated services - officers			6,000		6,000

Net income (loss) for the year				(726)	(726)

Balances at December 31, 2010	9,500,000	$20,000	$24,000	$ (6,545)	$ 37,455

Sales of common stock	224,200	56,050			$ 56,050

Net income (loss) for the year				(58,683)	(58,683)

Balances at December 31, 2011	9,724,200	$ 76,050	$24,000	$(65,228)	$ 34,822

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF CASH FLOWS

	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2011

Cash Flows From Operating Activities:
Net income (loss)	$ (726)	$(58,683)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Donated services	6,000	-
Accounts receivable - related party	(72,999)	(21,475)
Accrued payables	100	58
Taxes payable	1,318	-
Gain on tax estimate	-	(1,318)
Bad debt expense	53,537	38,958
Net cash provided by (used for) operating activities	(12,770)	(42,460)

Cash Flows From Investing Activities:	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Sales of common stock	-	56,050
Net cash provided by (used for) financing activities	-	56,050

Net Increase (Decrease) in Cash	(12,770)	13,590

Cash at the Beginning of the Period	28,131	15,361

Cash at the End of the Period	$ 15,361	$ 28,951

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2010 and 2011

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2010 the Company had $53,537 in its allowance for doubtful accounts from unpaid related party receivables, with a corresponding 2010 bad debt expense of $53,537. At December 31, 2011 the Company had $92,495 in its allowance for doubtful accounts from unpaid related party receivables, with a corresponding 2011 bad debt expense of $38,958.

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs in 2010 and 2011 of $1,200 each year.

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

At December 2011 the Company had net operating loss carryforwards of approximately $52,000 which begin to expire in 2030. The deferred tax asset of approximately $10,400 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2011 was $11,700.

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

NOTE 2. RELATED PARTY TRANSACTIONS

All Company sales of $100,642 and $61,562 for 2010 and 2011 were to companies related by common control of the Company’s officers. Creation and sales of maps to the related companies are made on “as needed” basis, with prices dependent on the map work and complexity involved.

The Company recorded donated services expense of $6,000 for office space donated by an officer in 2010. The Company in 2011 paid a company related by common control $5,100 for office rent under a verbal, as requested arrangement.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Steven A. Tedesco 6855 South Havana Street, Suite 400 Centennial, Colorado 80112	56	President Chief Executive Officer and Director

Robert W. Carington, Jr. 108 Gatewood Court San Antonio, Texas 78209	50	Chief Financial Officer, Secretary, Treasurer and Director

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

Item 11.   Executive Compensation.

The following table provides an overview of compensation that we paid to the Named Executive Officers for the fiscal years ended December 31, 2011 and 2010:

Summary Compensation Table
	Annual Compensation			Long Term Compensation
(a) Name and principal position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Stock Awards ($)	(f) Option Awards ($)	(g) All other compensation ($)	(h) Total ($)

Steven A. Tedesco	2011	0	0	0	0	0	0
	2010	0	0	0	0	0	0

Robert W. Carington, Jr.	2011	0	0	0	0	0	0
	2010	0	0	0	0	0	0

Compensation of Directors

Our directors did not receive any compensation from serving as directors during 2010 and 2011.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards on December 31, 2011.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of December 31, 2011, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Officers and Directors as a Group:

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

In the years ended December 31, 2010 and December 31, 2011, approximately 98% of our sales were to Running Foxes Petroleum.  Running Foxes Petroleum pays market prices for all of our products including mapping designs.  All of the mapping services provided to this affiliate are non-contractual and the prices are agreed to in advance by the parties.  Rates are periodically matched by the affiliates with third party rates and are determined to be comparable.  We plan to continue with these transactions but each affiliate is free to use the services of any provider in the marketplace if the conflict of interest becomes an issue with either party.  If the Company needs to deal with a conflict of interest issue, the matter will be addressed by the Board of Directors and any interested directors will abstain from voting on the matter.

Item 14.   Principal Accounting Fees and Services.

Approval of Services

Pending establishment of an audit committee, the Board of Directors pre-approves all engagements for audit and non-audit services provided by the Company's principal accounting firm, Ronald R. Chadwick, P.C.

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for professional services rendered by our principal accounting firm, Ronald R. Chadwick, P.C., for the audit of the financial statements included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $8,750 and $19,000, respectively.

Audit Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for assurance and related services rendered by our current principal accounting firm, Ronald R. Chadwick, P.C., were approximately $0 and $0, respectively.

Tax Compliance/Preparation Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for professional services rendered by our principal accounting firm, Ronald R. Chadwick, P.C. for tax compliance, tax advice, and tax planning were approximately $0 and $0, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for all other professional services rendered by our principal accounting firm Ronald R. Chadwick, P.C. were approximately $0 and $0, respectively. Other services consisted of assistance with the interpretation of new accounting standards and other related services.

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1.

Consolidated Financial Statements.  See the Consolidated Financial Statements starting on page 14.

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

PROMAP CORPORATION (Registrant)

Date: March 29, 2012	By: /s/ Steven A. Tedesco
Name: Steven A. Tedesco Title: President and CEO

Date: March 29, 2012	By: /s/ Robert W. Carington, Jr.
Name: Robert W. Carington, Jr. Title: Chief Financial Officer, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Name	Title	Date

/s/ Steven A. Tedesco	Director	March 29, 2012
Steven A. Tedesco

/s/ Robert W. Carington, Jr.	Director	March 29, 2012
Robert W. Carington, Jr.

EXHIBITS INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with Form S-1 filed with the SEC on November 25, 2009)
3.2	Articles of Amendment (incorporated by reference herein to Exhibit 3.2 filed with Form S-1 filed with the SEC on November 25, 2009)
3.3	Amended and Restated Articles of Incorporation (incorporated by reference herein to Exhibit 3.3 filed with Form S-1 filed with the SEC on November 25, 2009)
3.4	Bylaws (incorporated by reference herein to Exhibit 3.4 filed with Form S-1 filed with the SEC on November 25, 2009)
31.1	Certification by CEO (filed herewith electronically)
31.2	Certification by CFO (filed herewith electronically)
32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)
32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)