Form 10-Q
period 2012-03-31
Promap Corp
filed 2012-05-14
CIK 1477009

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(720) 889-0510

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

☒  Yes   ☐  No

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

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 11, 2012, there were 9,724,200 shares of Common Stock issued and outstanding.

PROMAP CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROMAP CORPORATION BALANCE SHEETS

	Dec. 31, 2011	March 31, 2012
		(unaudited)
ASSETS

Current assets
Cash	$28,951	$64,381
Accounts receivable (net allowance for doubtful accounts)	6,029	6,249
Total current assets	34,980	70,630

Total Assets	$34,980	$70,630

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accrued payables	$ 158	$ 165
Taxes payable	-	7,129
Total current liabilities	158	7,294

Total Liabilities	158	7,294

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 9,724,200 shares issued and outstanding	76,050	76,050
Additional paid-in capital	24,000	24,000
Retained earnings	(65,228)	(36,714)
Total Stockholders’ Equity	34,822	63,336

Total Liabilities and Stockholders’ Equity	$ 34,980	$70,630

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012

Sales (net of returns) - related party	$18,572	$ 3,471
Sales (net of returns)	-	1,145
Reserve recovery	-	40,860
Cost of goods sold	308	317

Gross profit	18,264	45,159

Operating expenses:
General and administrative	18,448	9,522
	18,448	9,522

Income (loss) from operations	(184)	35,637

Other income (expense):
Interest income	21	6
Other income	-	-
	21	6

Income (loss) before provision for income taxes	(163)	35,643

Provision for income tax	-	7,129

Net income (loss)	$ (163)	$28,514

Net income (loss) per share (basic and fully diluted)	$ (0.00)	$ 0.00

Weighted average number of common shares outstanding	9,649,467	9,724,200

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012

Cash Flows From Operating Activities
Net income (loss)	$ (163)	$ 28,514

Adjustment to reconcile net loss to net cash provided by (used for) operating activities:
Accounts receivable	12,483	(220)
Taxes payable	12,483	7,129
Accrued payables	(92)	7

Net cash provided by (used for) operating activities	24,711	35,430

Cash Flows From Investing Activities	-	-

Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities
Sales of common stock	56,050	-

Net cash provided by (used for) financing activities	56,050	-

Net Increase (Decrease) in Cash	80,761	35,430

Cash at The Beginning of The Period	15,361	28,951

Cash at The End of The Period	$96,122	$64,381

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2012 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011.

Revenues for the three months ended March 31, 2012 were $3,471 as compared to the revenues of $18,572 for the three months ended March 31, 2011.  The revenues declined significantly because the level of oil and gas drilling activity of the Company’s clients declined.

The only operating expenses during these periods consisted of general and administrative expenses which were $9,522 in the three months ended March 31, 2012 as compared to $18,448 for the three months ended March 31, 2011.  The $8,926 decrease was due to legal and accounting expenses incurred in 2011 in connection with the public offering which closed during the three months ended March 31, 2011.

The net income for the three months ended March 31, 2012 was $28,514 as compared to a net loss of $163 for the three months ended March 31, 2011.  The primary reason for the change from a loss in the first quarter of 2011 to an income in the first quarter of 2012 was the fact that the Company collected some receivables that had previously been written off.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had $70,630 of working capital compared to $34,980 of working capital as of December 31, 2011.

Net cash provided by operating activities during the three months ended March 31, 2012 was $35,430 as compared to net cash used for operating activities in the three months ended March 31, 2011 of $24,711.  The primary reason for the improvement was the payment of a related party account receivable during the latest three month period.

Net cash provided by financing activities during the three months ended March 31, 2012 was zero as compared to $56,050 provided by financing activities in the three months ended March 31, 2011.  The $56,050 represents the proceeds from the Company’s initial public offering.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

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

PROMAP CORPORATION

Date: May 11, 2012	By:	/s/ Steven A. Tedesco
Steven A. Tedesco, President and CEO (Principal Executive Officer)

Date: May 11, 2012	By:	/s/ Robert W. Carington, Jr.
Robert W. Carington, Jr., CFO (Principal Financial Officer and Principal Accounting Officer)