Form 10-Q
period 2012-06-30
Promap Corp
filed 2012-08-20
CIK 1477009

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 000-54457

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

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On August 15, 2012, there were 9,724,200 shares of Common Stock issued and outstanding.

PROMAP CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROMAP CORPORATION

BALANCE SHEETS

	December 31, 2011	June 30, 2012
		(Unaudited)

ASSETS

Current assets
Cash	$28,951	$51,436
Accounts receivable (net of allowance for doubtful accounts)	6,029	14,254
Total current assets	34,980	65,690

Total Assets	$34,980	$65,690

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$158	$165
Taxes payable	-	6,141
Total current liabilities	158	6,306

Total Liabilities	158	6,306

Stockholders' Equity
Preferred stock, no par value; 5,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, no par value;100,000,000 shares authorized; 9,724,200 shares issued and outstanding	76,050	76,050
Additional paid in capital	24,000	24,000
Retained earnings	(65,228)	(40,666)

Total Stockholders' Equity	34,822	59,384

Total Liabilities and Stockholders' Equity	$34,980	$65,690

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012

Sales (net of returns) - related party	$13,669	$16,393	$32,241	$19,864
Sales (net of returns)	-	-	-	1,145
Reserve recovery	-	-	-	40,860
Cost of goods sold	-	-	308	317

Gross profit	13,669	16,393	31,933	61,552

Operating expenses:
General and administrative	6,664	21,337	25,112	30,859
	6,664	21,337	25,112	30,859

Income (loss) from operations	7,005	(4,944)	6,821	30,693

Other income (expense):
Interest income	39	4	60	10
Other income	-	-	-	-
	39	4	60	10

Income (loss) before provision for income taxes	7,044	(4,940)	6,881	30,703

Provision for income tax	1,376	(988)	1,376	6,141

Net income (loss)	$5,668	$(3,952)	$5,505	$24,562

Net income (loss) per share
(Basic and fully diluted)	$0.00	$(0.00)	$0.00	$0.00

Weighted average number of common shares outstanding	9,724,200	9,724,200	9,686,833	9,724,200

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2011	2012

Cash Flows From Operating Activities:
Net income (loss)	$5,505	$24,562

Adjustments to reconcile net loss to net cash provided by (used for)operating activities:
Accounts receivable	4,880	(8,225)
Taxes payable	4,880	6,141
Accrued payables	1,291	7
Net cash provided by (used for)operating activities	16,556	22,485

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)investing activities	-	-

Cash Flows From Financing Activities:
Sales of common stock	56,050	-
Net cash provided by (used for)financing activities	56,050	-

Net Increase (Decrease) In Cash	72,606	22,485

Cash At The Beginning Of The Period	15,361	28,951

Cash At The End Of The Period	$87,967	$51,436

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011.

Revenues for the three months ended June 30, 2012 were $16,393 as compared to the revenues of $13,669 for the three months ended June 30, 2011.  The revenues increased slightly because the level of oil and gas drilling activity of the Company’s clients increased.

The only operating expenses during these periods consisted of general and administrative expenses which were $21,337 in the three months ended June 30, 2012 as compared to $6,664 for the three months ended June 30, 2011.  The $14,673 increase was due to expenses associated with improvements to the Company’s website and preparing additional GIS maps.

The net loss for the three months ended June 30, 2012 was ($3,952) as compared to a net income of $5,668 for the three months ended June 30, 2011.  The primary reason for the change from net income in the second quarter of 2011 to a net loss in the second quarter of 2012 was due to the increase in general and administrative expenses.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011.

Revenues for the six months ended June 30, 2012 were $21,009 as compared to the revenues of $32,241 for the six months ended June 30, 2011.  The revenues declined significantly because the level of oil and gas drilling activity of the Company’s clients declined.

The only operating expenses during these periods consisted of general and administrative expenses which were $30,859 in the six months ended June 30, 2012 as compared to $25,112 for the six months ended June 30, 2011.  The $5,747 increase was due to expenses associated with improvements to the Company’s website and preparing additional GIS maps.

The net income for the six months ended June 30, 2012 was $24,562 as compared to a net income of $5,505 for the six months ended June 30, 2011.  The primary reason for the increase in income was the fact that the Company collected some receivables that had previously been written off.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had $59,384 of working capital compared to $34,822 of working capital as of December 31, 2011.

Net cash provided by operating activities during the six months ended June 30, 2012 was $22,485 as compared to net cash provided by operating activities in the six months ended June 30, 2011 of $16,556.  The primary reason for the improvement was the payment of a related party account receivable during the latest six month period.

Net cash provided by financing activities during the six months ended June 30, 2012 was zero as compared to $56,050 provided by financing activities in the six months ended June 30, 2011.  The $56,050 represents the proceeds from the Company’s initial public offering.

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

PROMAP CORPORATION

Date: August 20, 2012	By:	/s/ Steven A. Tedesco
Steven A. Tedesco, President and CEO (Principal Executive Officer)

Date: August 20, 2012	By:	/s/ Robert W. Carington, Jr.
Robert W. Carington, Jr., CFO (Principal Financial Officer and Principal Accounting Officer)