Form 10-Q
period 2012-09-30
Promap Corp
filed 2012-10-11
CIK 1477009

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On October 10, 2012, there were 9,724,200 shares of Common Stock issued and outstanding.

PROMAP CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROMAP CORPORATION

BALANCE SHEETS

	December 31, 2011	Sept. 30, 2012
		(Unaudited)

ASSETS

Current assets
Cash	$28,951	$19,314
Accounts receivable (net of allowance for doubtful accounts)	6,029	22,823
Total current assets	34,980	42,137

Total Assets	$34,980	$42,137

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$158	$122
Taxes payable	-	1,439
Total current liabilities	158	1,561

Total Liabilities	158	1,561

Stockholders' Equity
Preferred stock, no par value; 5,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, no par value;100,000,000 shares authorized; 9,724,200 shares issued and outstanding	76,050	76,050
Additional paid in capital	24,000	24,000
Retained earnings	(65,228)	(59,474)

Total Stockholders' Equity	34,822	40,576

Total Liabilities and Stockholders' Equity	$34,980	$42,137

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2011	2012	2011	2012

Sales (net of returns) - related party	$20,931	$10,076	$53,172	$31,085
Reserve recovery	-	-	-	40,860
Cost of goods sold	231	602	539	602

Gross profit	20,700	9,474	52,633	71,343
Operating expenses:
General and administrative	28,283	32,989	54,786	64,165
	28,283	32,989	54,786	64,165

Income (loss) from operations	(7,583)	(23,515)	(2,153)	7,178

Other income (expense):
Interest income	36	5	96	15
Other income	-	-	15	-
	36	5	111	15

Income (loss) before provision for income taxes	(7,547)	(23,510)	(2,042)	7,193

Provision for income tax	-	(4,702)	-	1,439

Net income (loss)	$(7,547)	$(18,808)	$(2,042)	$5,754

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares outstanding	9,724,200	9,724,200	9,699,289	9,724,200

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Sept. 30,
	2011	2012

Cash Flows From Operating Activities:
Net income (loss)	$(2,042)	$5,754

Adjustments to reconcile net loss to net cash provided by (used for)operating activities:
Accounts receivable - related party	(15,608)	(16,794)
Taxes payable	-	1,439
Accrued payables	352	(36)
Net cash provided by (used for) operating activities	(17,298)	(9,637)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Sales of common stock	56,050	-
Net cash provided by (used for) financing activities	56,050	-

Net Increase (Decrease) In Cash	38,752	(9,637)

Cash At The Beginning Of The Period	15,361	28,951

Cash At The End Of The Period	$54,113	$19,314

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011.

Revenues for the three months ended September 30, 2012 were $10,076 as compared to the revenues of $20,931 for the three months ended September 30, 2011.  The revenues decreased because the level of oil and gas drilling activity of the Company’s clients decreased.

The only operating expenses during these periods consisted of general and administrative expenses which were $32,989 in the three months ended September 30, 2012 as compared to $28,283 for the three months ended September 30, 2011.  The $4,706 increase was due to expenses associated with preparing additional maps.

The net loss for the three months ended September 30, 2012 was ($18,808) as compared to a net loss of ($7,547) for the three months ended September 30, 2011.  The primary reasons for the increased loss were the reduction in sales and the increase in general and administrative expenses.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011.

Revenues for the nine months ended September 30, 2012 were $31,085 as compared to the revenues of $53,172 for the nine months ended September 30, 2011.  The revenues declined significantly because the level of oil and gas drilling activity of the Company’s clients declined.

The only operating expenses during these periods consisted of general and administrative expenses which were $64,165 in the nine months ended September 30, 2012 as compared to $54,786 for the nine months ended September 30, 2011.  The $9,379 increase was due to expenses associated with improvements to the Company’s website and preparing additional GIS maps.

The net income for the nine months ended September 30, 2012 was $5,754 as compared to a net loss of ($2,042) for the nine months ended September 30, 2011.  The primary reason for the increase in income was the fact that the Company collected $40,860 in receivables that had previously been written off.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had $40,576 of working capital compared to $34,822 of working capital as of December 31, 2011.

Net cash used for operating activities during the nine months ended September 30, 2012 was $9,637 as compared to net cash used for operating activities in the nine months ended September 30, 2011 of ($17,298).  The primary reason for the improvement was the payment of a related party account receivable during the latest nine month period.

Net cash provided by financing activities during the nine months ended September 30, 2012 was zero as compared to $56,050 provided by financing activities in the nine months ended September 30, 2011.  The $56,050 represents the proceeds from the Company’s initial public offering.

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

PROMAP CORPORATION

Date: October 11, 2012	By:	/s/ Steven A. Tedesco
Steven A. Tedesco, President and CEO (Principal Executive Officer)

Date: October 11, 2012	By:	/s/ Robert W. Carington, Jr.
Robert W. Carington, Jr., CFO (Principal Financial Officer and Principal Accounting Officer)