Form 10-K
period 2012-12-31
Promap Corp
filed 2013-04-01
CIK 1477009

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Registrant's Telephone Number, including area code: (303) 350-1256

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 15, 2013 the registrant had 9,724,200 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROMAP CORPORATION

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

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

Customers

Our customers have traditionally been small to mid-size oil and gas companies in the US and Canada, to which we provide a low-cost, high quality graphic solution.  Thus far all of our customers have been companies that have some affiliation with us, but we intend to market our maps to other companies of the same size.  These companies typically do not have the resources to establish a GIS or graphics staff.  In the future we intend to market our maps to companies in other industries such as the financial sector, which would use our maps for due diligence and asset evaluation purposes.  In 2012 and 2011, our largest customer, Running Foxes Petroleum, accounted for approximately 96% of our sales.  Running Foxes Petroleum is an affiliated company which pays market prices for all of our products including custom mapping designs. Steve Tedesco, our President and his wife own 100% of Running Foxes Petroleum, and Steve serves as its President.

Running Foxes Petroleum has been active over the last two years in oil and gas exploration and it often uses independent drilling partners when it drills wells. Running Foxes and its partners require mapping services on an ongoing basis as development of projects are advanced.  The Company provides critical services to Running Foxes and its partners on an as needed basis and by doing so reduces the overall administrative expenses of the parties.  Sales to these parties in 2011 and 2012 were the result of multiple small to medium size orders placed throughout the two year period.  All of the billing on the projects in which Running Foxes is involved is sent to Running Foxes, which may in turn bill its partners for some of the costs.

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

Aggregate Number of Holders of Common Stock

The approximate number of record holders of our common stock on March 15, 2013 was approximately 42.

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

Recent Sales of Unregistered Securities

We did not have any sales of unregistered securities during the last three months of year ended December 31, 2012.

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

Results of Operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011

Revenues for the year ended December 31, 2012 were $21,031 as compared to the revenues of $61,562 for the year ended December 31, 2011.  The revenues decreased 66% primarily due to the fact that the Company focused most of its attention during the year to developing a new line of updated maps.

The cost of goods sold for the year ended December 30, 2012 was $48,109 as compared to $31,248 for the year ended December 31, 2011.  This 54% increase was due to the expenses incurred in connection with developing a new, updated line of maps which was rolled out during the fourth quarter.

The Company had a bad debt expense of $11,790 for the year ended December 31, 2012 as compared to $38,958 for the year ended December 31, 2011.  Most of the Company’s receivables were from related parties and management expects most of them to be paid during 2013.

The general and administrative expenses were $40,718 for the year ended December 31, 2012 as compared to $51,467 for the prior year.  The 21% decrease was primarily due to the fact that in the prior year the Company completed its initial public offering and incurred more legal and accounting expenses in addition to expenses related to getting the Company’s stock listed on the OTC Bulletin Board.

During the year ended December 31, 2012, the Company received $59,245 in payments on accounts receivable that had previously been written off as bad debt expenses as compared to no such collections in the prior year.

The net loss for the year ended December 31, 2012 was $20,323 as compared to a net loss of $58,683 for the prior year.  The reason for the smaller loss was due to the fact that the Company had a bad debt expense of $38,958 in the year ended December 31, 2011 and then in the most recent year, most of these receivables, in addition to other receivables were finally paid.

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

Liquidity and Capital Resources

As of December 31, 2012, we had $14,499 of working capital compared to $34,822 of working capital as of December 31, 2011.

Net cash used for operating activities was $13,970 during the year ended December 31, 2012 as compared to net cash used for operating activities of $42,460 during the year ended December 31, 2011.

There was no cash flow provided by or used for investing activities during the year ended December 31, 2012, or the year ended December 31, 2011.

There was no cash flow provided by financing activities during the year ended December 31, 2012, compared to $56,050 cash provided by financing activities in the year ended December 31, 2011.  The $56,050 represents the proceeds from the Company’s initial public offering.

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

Item 8.    Financial Statements and Supplementary Data.

PROMAP CORPORATION

Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance sheets	F-2
Statements of operations	F-3
Statements of stockholders’ equity	F-4
Statements of cash flows	F-5
Notes to financial statements	F-6 - F-8

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Promap Corporation

Centennial, Colorado

I have audited the accompanying balance sheets of Promap Corporation as of December 31, 2011 and 2012, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Promap Corporation as of December 31, 2011 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado

Ronald R. Chadwick, P.C.

March 29, 2013

RONALD R. CHADWICK, P.C.

PROMAP CORPORATION BALANCE SHEETS

	Dec. 31, 2011	Dec. 31, 2012

ASSETS
Current Assets
Cash	$28,951	$14,981
Accounts receivable - related party (net of allowance for doubtful accounts	6,029	-
Total Current Assets	34,980	14,981

Total Assets	$34,980	$14,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued payables	$158	$482
Total Current Liabilities	158	482

Total Liabilities	158	482

Stockholders' Equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 9,724,200 shares issued and outstanding	76,050	76,050
Additional paid in capital	24,000	24,000
Retained earnings	(65,228)	(85,551)

Total Stockholders' Equity	34,822	14,499

Total Liabilities and Stockholders' Equity	$34,980	$14,981

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF OPERATIONS SHEETS

	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2012

Sales (net of returns)	$2,805	$4,140
Sales (net of returns) - related party	58,757	16,891
Cost of goods sold	31,248	48,109

Gross profit	30,314	(27,078)

Operating expenses:
Bad debt expense	38,958	11,790
General and administrative	51,467	40,718
	90,425	52,508

Operating - other:
Accounts receivable reserve recovery	-	59,245

Income (loss) from operations	(60,111)	(20,341)

Other income (expense):
Interest income	110	18
Gain on tax estimate	1,318	-
	1,428	18

Income (loss) before provision for income taxes	(58,683)	(20,323)

Provision for income tax	-	-

Net income (loss)	$(58,683)	$(20,323)

Net income (loss) per share (basic and fully diluted)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	9,705,517	9,724,000

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount No Par	Paid in Capital	Retained Earnings	Stock- holders' Equity

Balances at December 31, 2010	9,500,000	$20,000	$24,000	$(6,545)	$ 37,455

Sales of common stock	224,200	56,050	-	-	56,050

Net income (loss) for the year	-	-	-	(58,683)	(58,683)

Balances at December 31, 2011	9,724,200	$76,050	$24,000	$(65,228)	$ 34,822

Net income (loss) for the year	-	-	-	(20,323)	(20,323)

Balances at December 31, 2012	9,724,200	$76,050	$24,000	$(85,551)	$ 14,499

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF CASH FLOWS

	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2012

Cash Flows From Operating Activities:
Net income (loss)	$(58,683)	$(20,323)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Accounts receivable - related party	(21,475)	(5,761)
Accrued payables	58	324
Gain on tax estimate	(1,318)	-
Bad debt expense	38,958	11,790
Net cash provided by (used for) operating activities	(42,460)	(13,970)

Cash Flows From Investing Activities:	-	-

Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Sales of common stock	56,050	-
Net cash provided by (used for) financing activities	56,050	-

Net Increase (Decrease) in Cash	13,590	(13,970)

Cash At The Beginning Of The Period	15,361	28,951

Cash At The End Of The Period	$28,951	$14,981

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2012

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2011 the Company had $92,495 in its allowance for doubtful accounts from unpaid related party receivables, with a corresponding 2011 bad debt expense of $38,958. At December 31, 2012 the Company had $11,790 in its allowance for doubtful accounts from unpaid related party receivables, with a corresponding 2011 bad debt expense of $11,790.

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

PROMAP CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2012

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs in 2011 and 2012 of $1,200 and $11,980 (including $980 to a related party).

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

At December 31, 2011 and 2012 the Company had net operating loss carryforwards of approximately $52,000 and $72,000 which begin to expire in 2030. The deferred tax asset of approximately $10,400 and $14,400 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2011 and 2012 was $11,700 and $4,000.

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

PROMAP CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2012

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

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

NOTE 2. RELATED PARTY TRANSACTIONS

Of Company sales in 2011 and 2012, $58,757 and $16,891 were to companies related by common control of the Company’s officers. Creation and sales of maps to the related companies are made on “as needed” basis, with prices dependent on the map work and complexity involved. Related party cost of sales in 2011 and 2012 were $30,709 and $45,732.

The Company in 2011 and 2012 paid a company related by common control $5,100 and $6,024 for office rent under a verbal, as requested arrangement.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Steven A. Tedesco 6855 South Havana Street, Suite 400 Centennial, Colorado 80112	57	President Chief Executive Officer and Director

Robert W. Carington, Jr. 108 Gatewood Court San Antonio, Texas 78209	51	Chief Financial Officer, Secretary, Treasurer and Director

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. These officers and directors are our only officers, directors, promoters and control persons.

Background Information about Our Officers and Directors

Steve Tedesco has been the President, Chief Executive Officer and a Director of our Company since its inception in November 1987. Our Company has been somewhat of a sideline business for him while he worked with several other businesses in the oil and gas and coal industry.  In the last 25 years of Mr. Tedesco’s involvement in the Oil and Gas and Coal Bed Methane industries, he has come to rely on various mapping sources as an essential production tool.  He has determined that in lieu of outsourcing these custom maps it is easier and more productive to create them himself and have complete control of the data and configuration of his desired final product.  Since inception of Promap in 1987, he has diligently researched and accumulated the comprehensive understanding of mapping techniques and necessary requirements that industry professionals desire when purchasing custom maps.  He focuses most of his time as President and Chief Executive Officer of Admiral Bay Resources, a Canadian junior resource company with coal bed methane assets in Kansas and Pennsylvania, as President of Running Foxes Petroleum, Inc. with producing assets in Utah, Colorado and Kansas and as President of Atoka Coalbed Methane Laboratories Corp. providing unconventional laboratory and surface geochemical services to the industry.  He has over 25 years’ experience working with coals and coal mining and over 23 years’ experience in oil and gas exploration and production.

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

Item 11.   Executive Compensation.

The following table provides an overview of compensation that we paid to the Named Executive Officers for the fiscal years ended December 31, 2012 and 2011:

Summary Compensation Table
	Annual Compensation			Long Term Compensation
(a) Name and principal position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Stock Awards ($)	(f) Option Awards ($)	(g) All other compensation ($)	(h) Total ($)

Steven A. Tedesco	2012	0	0	0	0	0	0
	2011	0	0	0	0	0	0

Robert W. Carington, Jr.	2012	0	0	0	0	0	0
	2011	0	0	0	0	0	0

Compensation of Directors

Our directors did not receive any compensation from serving as directors during 2011 and 2012.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards on December 31, 2012.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of December 31, 2012, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Officers and Directors as a Group:

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

In the years ended December 31, 2011 and December 31, 2012, approximately 96% of our sales were to Running Foxes Petroleum.  Running Foxes Petroleum pays market prices for all of our products including mapping designs.  All of the mapping services provided to this affiliate are non-contractual and the prices are agreed to in advance by the parties.  Rates are periodically matched by the affiliates with third party rates and are determined to be comparable.  We plan to continue with these transactions but each affiliate is free to use the services of any provider in the marketplace if the conflict of interest becomes an issue with either party.  If the Company needs to deal with a conflict of interest issue, the matter will be addressed by the Board of Directors and any interested directors will abstain from voting on the matter.

Item 14.   Principal Accounting Fees and Services.

Approval of Services

Pending establishment of an audit committee, the Board of Directors pre-approves all engagements for audit and non-audit services provided by the Company's principal accounting firm, Ronald R. Chadwick, P.C.

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our principal accounting firm, Ronald R. Chadwick, P.C., for the audit of the financial statements included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $8,500 and $8,750, respectively.

Audit Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for assurance and related services rendered by our current principal accounting firm, Ronald R. Chadwick, P.C., were approximately $0 and $0, respectively.

Tax Compliance/Preparation Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our principal accounting firm, Ronald R. Chadwick, P.C. for tax compliance, tax advice, and tax planning were approximately $0 and $0, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for all other professional services rendered by our principal accounting firm Ronald R. Chadwick, P.C. were approximately $0 and $0, respectively. Other services consisted of assistance with the interpretation of new accounting standards and other related services.

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

PROMAP CORPORATION (Registrant)

Date: April 1, 2013	By: /s/ Steven A. Tedesco
Name: Steven A. Tedesco Title: President and CEO (Principal Executive Officer)

Date: April 1, 2013	By: /s/ Robert W. Carington, Jr.
Name: Robert W. Carington, Jr. Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Name	Title	Date

/s/ Steven A. Tedesco	Director (Principal Executive	April 1, 2013
Steven A. Tedesco	Officer)

/s/ Robert W. Carington, Jr.	Director (Principal Financial	April 1, 2013
Robert W. Carington, Jr.	and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with Form S-1 filed with the SEC on November 25, 2009)
3.2	Articles of Amendment (incorporated by reference herein to Exhibit 3.2 filed with Form S-1 filed with the SEC on November 25, 2009)
3.3	Amended and Restated Articles of Incorporation (incorporated by reference herein to Exhibit 3.3 filed with Form S-1 filed with the SEC on November 25, 2009)
3.4	Bylaws (incorporated by reference herein to Exhibit 3.4 filed with Form S-1 filed with the SEC on November 25, 2009)
31.1	Certification by CEO (filed herewith electronically)
31.2	Certification by CFO (filed herewith electronically)
32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)
32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)