Form 10-Q
period 2013-03-31
Promap Corp
filed 2013-05-09
CIK 1477009

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 6, 2013, there were 9,724,200 shares of Common Stock issued and outstanding.

PROMAP CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROMAP CORPORATION BALANCE SHEETS

	Dec. 31, 2012	March 31, 2013
		(unaudited)
ASSETS

Current assets
Cash	$ 14,981	$ 2,238
Accounts receivable related party (net allowance for doubtful accounts)	-	17,569
Total current assets	14,981	19,807

Total Assets	$ 14,981	$ 19,807

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accrued payables	482	311
Total current liabilities	482	311

Total Liabilities	482	311

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 9,724,200 shares issued and outstanding	76,050	76,050
Additional paid-in capital	24,000	24,000
Retained earnings	(85,551)	(80,554)
Total Stockholders’ Equity	14,499	19,496

Total Liabilities and Stockholders’ Equity	$ 14,981	$ 19,807

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013

Sales (net of returns) - related party	$ 3,471	$15,572
Sales (net of returns)	1,145	1,585
Reserve recovery	40,860	-
Other	-	200
Cost of goods sold	317	4,585

Gross profit	45,159	12,772

Operating expenses:
General and administrative	9,522	7,787
	9,522	7,787

Income (loss) from operations	35,637	4,985

Other income (expense):
Interest income	6	2
Other income	-	10
	6	12

Income (loss) before provision for income taxes	35,643	4,997

Provision for income tax	7,129	1,000

Net income (loss)	$28,514	$ 3,997

Net income (loss) per share (basic and fully diluted)	$ 0.00	$ 0.00

Weighted average number of common shares outstanding	9,724,200	9,724,200

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013

Cash Flows From Operating Activities
Net income (loss)	$28,514	$ 3,997

Adjustment to reconcile net loss to net cash provided by (used for) operating activities:
Accounts receivable	(220)	(17,569)
Taxes payable	7,129	1,000
Accrued payables	7	(171)

Net cash provided by (used for) operating activities	35,430	(12,743)

Cash Flows From Investing Activities	-	-

Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities
Sales of common stock	-	-

Net cash provided by (used for) financing activities	-	-

Net Increase (Decrease) in Cash	35,430	(12,743)

Cash at The Beginning of The Period	28,951	14,981

Cash at The End of The Period	$64,381	$ 2,238

Schedule of Non-Cash Investing and Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2013 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012.

Revenues for the three months ended March 31, 2013 were $15,572 as compared to the revenues of $3,471 for the three months ended March 31, 2012.  The revenues increased because the level of oil and gas drilling activity of the Company’s clients increased.

The only operating expenses during these periods consisted of general and administrative expenses which were $7,787 in the three months ended March 31, 2013 as compared to $9,522 for the three months ended March 31, 2012.  The small decrease was due to reduced legal and accounting expenses incurred in 2013.

The net income for the three months ended March 31, 2013 was $4,997 as compared to a net income of $35,643 for the three months ended March 31, 2012.  The primary reason for the significant decline in net income was that the Company had a reserve recovery of $40,860 in the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had $19,496 of working capital compared to $14,499 of working capital as of December 31, 2012.

Net cash used by operating activities during the three months ended March 31, 2013 was $12,743 as compared to net cash provided by operating activities in the three months ended March 31, 2012 of $35,430.  The reason for the decrease was the payment of related party account receivables of $40,860 during the three month period ended March 31, 2012, which contributed to a larger net income in the earlier period.

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

PROMAP CORPORATION

Date: May 9, 2013	By:	/s/ Steven A. Tedesco
Steven A. Tedesco, President and CEO (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Robert W. Carington, Jr.
Robert W. Carington, Jr., CFO (Principal Financial Officer and Principal Accounting Officer)