Form 10-Q
period 2013-06-30
Promap Corp
filed 2013-07-19
CIK 1477009

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On July 16, 2013, there were 9,724,200 shares of Common Stock issued and outstanding.

PROMAP CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROMAP CORPORATION

BALANCE SHEETS

	December 31, 2012	June 30, 2013
		(Unaudited)

ASSETS

Current assets
Cash	$14,981	$2,373
Accounts receivable (net of allowance for doubtful accounts)	-	18,576
Total current assets	14,981	20,949

Total Assets	$14,981	$20,949

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$482	$12,305
Total current liabilities	482	12,305

Total Liabilities	482	12,305

Stockholders' Equity
Preferred stock, no par value; 5,000,000 shares authorized; No shares issued & outstanding	-	-
Common stock, no par value;100,000,000 shares authorized; 9,724,200 shares issued and outstanding	76,050	76,050
Additional paid in capital	24,000	24,000
Retained earnings	(85,551)	(91,406)

Total Stockholders' Equity	14,499	8,644

Total Liabilities and Stockholders' Equity	$14,981	$20,949

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013

Sales (net of returns) - related party	$16,393	$2,007	$19,864	$17,779
Sales (net of returns)	-	2,147	1,145	3,732
Reserve recovery	-	-	40,860	-
Cost of goods sold	12,167	7,560	12,484	12,145

Gross profit	4,226	(3,406)	49,385	9,366

Operating expenses:
General and administrative	9,170	6,446	18,692	15,233
	9,170	6,446	18,692	15,233

Income (loss) from operations	(4,944)	(9,852)	30,693	(5,867)

Other income (expense):
Interest income	4	-	10	2
Other income	-	-	-	10
	4	-	10	12

Income (loss) before provision for income taxes	(4,940)	(9,852)	30,703	(5,855)

Provision for income tax	(988)	-	6,141	-

Net income (loss)	$(3,952)	$(9,852)	$24,562	$(5,855)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding	9,724,200	9,724,200	9,724,200	9,724,200

The accompanying notes are an integral part of the financial statements.

PROMAP CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2013

Cash Flows From Operating Activities:
Net income (loss)	$24,562	$(5,855)

Adjustments to reconcile net loss to net cash provided by (used for)operating activities:
Accounts receivable	(8,225)	(18,576)
Taxes payable	6,141	-
Accrued payables	7	11,823
Net cash provided by (used for)operating activities	22,485	(12,608)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)investing activities	-	-

Cash Flows From Financing Activities:
Sales of common stock	-	-
Net cash provided by (used for)financing activities	-	-

Net Increase (Decrease) In Cash	22,485	(12,608)

Cash At The Beginning Of The Period	28,951	14,981

Cash At The End Of The Period	$51,436	$2,373

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012.

Revenues for the three months ended June 30, 2013 were $4,147 as compared to the revenues of $16,393 for the three months ended June 30, 2012.  The revenues decreased significantly due to a decrease in the oil and gas drilling activities of the Company’s clients.

The only operating expenses during these periods consisted of general and administrative expenses which were $6,446 in the three months ended June 30, 2013 as compared to $9,170 for the three months ended June 30, 2012.  The $2,724 decrease was due to the reduced level of business activity.

The net loss for the three months ended June 30, 2013 was ($9,852) as compared to a net loss of ($4,944) for the three months ended June 30, 2012.  The primary reason for the increased loss in the second quarter of 2013 was due to the decline in revenue.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012.

Revenues for the six months ended June 30, 2013 were $21,511 as compared to the revenues of $21,009 for the six months ended June 30, 2012.  The revenues were fairly steady for the complete 6 month periods although they declined in the last 3 months of the latest period.

The only operating expenses during these periods consisted of general and administrative expenses which were $15,233 in the six months ended June 30, 2013 as compared to $18,692 for the six months ended June 30, 2012.  The $3,459 decrease was due to a general slowdown in the Company’s business activity during the last three months.

The net loss for the six months ended June 30, 2013 was ($5,855) as compared to a net income of $24,562 for the six months ended June 30, 2012.  The primary reason for the change from a small income in 2012 to a small loss in 2013 was the reduction in the Company’s business primarily in the last three months.

 LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had $8,644 of working capital compared to $14,499 of working capital as of December 31, 2012.

Net cash used for operating activities during the six months ended June 30, 2013 was $12,608 as compared to net cash provided by operating activities in the six months ended June 30, 2012 of $22,485.  The primary reason for the poor performance was due to the $5,855 loss in the most recent period compared to net income of $24,562 in the prior year period.

Net cash provided by financing activities during the six months ended June 30, 2013 was zero as compared to zero provided by financing activities in the six months ended June 30, 2012.

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

PROMAP CORPORATION

Date: July 19, 2013	By:	/s/ Steven A. Tedesco
Steven A. Tedesco, President and CEO (Principal Executive Officer)

Date: July 19, 2013	By:	/s/ Robert W. Carington, Jr.
Robert W. Carington, Jr., CFO (Principal Financial Officer and Principal Accounting Officer)