Form 10-Q
period 2013-09-30
Advanced Cannabis Solutions, Inc.
filed 2013-11-19
CIK 1477009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended September 30, 2013.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

ADVANCED CANNABIS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-8096131
(State of incorporation)	(IRS Employer Identification No.)

7750 N. Union Blvd., Suite 201
Colorado Springs, CO 80920
(Address of principal executive offices) (Zip Code)

(719) 590-1414
The Company’s telephone number, including area code:

Promap Corporation
6855 South Havana Street, Suite 400
Centennial, CO 80112
Former Name, Address and Fiscal Year End if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.   ☑  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       ☑  Yes        ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                      Accelerated filer     ☐
Non-accelerated filer   ☐                        Smaller reporting company     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑  No

At October 31, 2013, there were 15,097,200 issued and outstanding shares of the Company’s common stock.

ADVANCED CANNABIS SOLUTIONS,  INC.
FORM 10-Q

ADVANCED CANNABIS SOLUTIONS, INC.
 (A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2013
(unaudited)
ASSETS

Current Assets
Cash	$465,184
Accounts receivable (net of allowance for doubtful accounts)	8,270
Total current assets	473,454

Total Assets	$473,454

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$41,260
Accrued payables	20,516
Total current liabilities	61,776

Total Liabilities	61,776

Commitments and Contingencies

Stockholders' Equity
Preferred stock, no par value; 5,000,000 share authorized;
No shares issued and outstanding at September 30, 2013	-
Common Stock, no par value; 100,000,000 shares authorized;
15,097,200 shares issued and outstanding on September 30, 2013	883,694
Deficit accumulated during development stage	(472,016)

Total Stockholders' Equity	411,678

Total Liabilities & Stockholders' Equity	$473,454

See Accompanying Notes to Financial Statements.

ADVANCED CANNABIS SOLUTIONS. INC.
( A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

		From Inception
	Three Months Ended	(June 5, 2013) to
	September 30, 2013	September 30, 2013
	(unaudited)	(unaudited)

Sales	$455	$455
Cost of goods sold	183	183
Gross profit	272	272

Operating expenses:
General and administrative	12,145	12,145
Payroll	42,199	42,199
Professional fees	256,640	256,640
Office expense	11,304	11,304
Loss on expired option to acquire real estate	150,000	150,000
Total operating expenses	472,288	472,288

Income (loss) from operations	(472,016)	(472,016)

Other income (expense):	-	-

Income (loss) before provision for income taxes	(472,016)	(472,016)

Provision for income tax	-	-

Net income (loss)	$(472,016)	$(472,016)

Net income (loss) per share:
Basic and fully diluted	$(0.04)

Weighted average number of commons shares outstanding:
Basic and fully diluted	12,792,820

See Accompanying Notes to Financial Statements.

ADVANCED CANNABIS SOLUTIONS. INC.
( A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30, 2013	From Inception (June 5, 2013) to September 30, 2013
	(unaudited)	(unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net income (loss)	$(472,016)	$(472,016)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on expired option to acquire property	150,000	150,000

Changes in operating assets and liabilities
(Increase ) / decrease in accounts receivable	6,726	6,726
Increase / (decrease) in accounts payable	23,320	23,320
Increase / (decrease) in accrued payables	20,516	20,516
Net cash provided by (used for) operating activities	(271,454)	(271,454)

Cash Flows Provided By (Used In) Investing Activities:
Cash acquired in reverse merger with Promap	1,238	1,238
Purchase of option to acquire real estate	(150,000)	(150,000)
Net cash provided by (used for) investing Activities	(148,762)	(148,762)

Cash Flows Provided By (Used In) Financing Activities:
Purchase and cancellation of shares of common stock	(100,000)	(100,000)
Sales of common stock for cash consideration	985,400	985,400
Net cash provided by (used for) financing Activities	885,400	885,400

Net Increase (Decrease) In Cash	$465,184	$465,184

Cash At The Beginning Of The Period	$0	$0

Cash At The End Of The Period	$465,184	$465,184

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$--	$--
Cash paid for income tax	$--	$--
ASSETS LIABILITIES ACQUIRED FOR EQUITY
Accounts receivable acquired in reverse merger with Promap	$15,096	$15,096
Accounts payable acquired in reverse merger with Promap	$(18,040)	$(18,040)

See Accompanying Notes to Financial Statements.

ADVANCED CANABIS SOLUTIONS. INC.
( A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JUNE 5, 2013) TO SEPTEMBER 30, 2013

					Deficit
					Accumulated
					During
	Preferred Stock		Common Stock		Development	Total
	Shares	Amount	Shares	Amount	Stage

Balance, June 5, 2013 (Inception) - unaudited	-	$-	-	$-	$-	$-

Common stock issued for cash at $0.0001 per share, June 30, 2013	-	-	12,400,000	12,400	-	12,400

Balance, June 30, 2013 (unaudited)	-	-	12,400,000	12,400	-	12,400

Common stock issued for cash at $1.00 per share, July 11 through August 8, 2013	-	-	707,000	707,000	-	707,000

Recapitalization on August 14, 2013	-	-	9,724,000	(1,706)	-	(1,706)

Purchase and cancellation of shares of common stock on August 14, 2013			(8,000,000)	(100,000)		(100,000)

Common stock issued for cash at $1.00 per share, August 14 through September 19, 2013	-	-	266,000	266,000	-	266,000

Net loss for the three months ended September 30, 2013	-	-	-	-	(472,016)	(472,016)

Balance, September 30 , 2013 (unaudited)	-	$-	15,097,000	$883,694	$(472,016)	$411,678

See Accompanying Notes to Financial Statements.

NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS, HISTORY AND PRESENTATION:

Nature of Operations

Promap Corporation (“Promap”, “the Company” “we” or”us”) was incorporated in the State of Colorado on November 12, 1987. The Company is an independent GIS and custom draft energy mapping company for the oil and gas industry in the United States and Canada.  The Company provides hard copy and digital format oil and gas production maps which cover various geologic basins in numerous areas including:  Denver Basin, Powder River Basin, Michigan Basin, Williston Basin, Arkoma Basin, Illinois Basin, Cincinnati Arch, Uintah - Piceance Basins and The Nevada Basin.  The Company also provides maps of the North American Coal Basin and Coal Bed Methane Activity and North American Devonian - Mississippian Shale Map with detailed pipeline locations.

On August 14, 2013, the Company acquired 94% of the issued and outstanding share capital of Advanced Cannabis Solutions (“ACS”) (“the Share Exchange Agreement”), a development-stage company, planning to provide real estate leasing services to the regulated cannabis industry throughout the United States. While the Company will continue to provide energy mapping services on an ongoing basis as a non core activity, it is planned that the  combined companies will focus on ACS’ business plan as its core activity and operate under the name Advanced Cannabis Solutions, Inc.  The Company has completed a change in trading symbol to CANN (OTCBB) and has completed its official name change.

The Share Exchange Agreement has been accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisition. Under reverse acquisition accounting, ACS, the legal acquiree, is treated as the accounting acquirer of the Company. Consequently, ACS’ financial results are disclosed for all periods presented, while the Company’s financial results have only been consolidated with those of the existing ACS business from August 14, 2013 onward. All outstanding shares have been restated to reflect the effect of the Agreement.

ACS was incorporated in the State of Colorado on June 5, 2013. As a development-stage company, ACS plans to provide real estate leasing services to the regulated cannabis industry throughout the United States by purchasing real estate assets and leasing growing space and related facilities to licensed marijuana growers and dispensary owners for their operations.  In addition, ACS plans to provide a variety of ancillary services to the industry, including the development of a proprietary line of grow mediums and plant nutrient lines, product tracking technology, and comprehensive consulting services to current and future cannabis entrepreneurs.

Our initial focus will be on opportunities within Colorado, which has allowed its citizens to use medical marijuana since 2000.  Voters in Colorado approved a ballot measure in November 2012 to legalize marijuana for adult use.   Starting Jan 1, 2014, adult Colorado citizens and visiting adults will be able to purchase marijuana without any medical licenses.  Several studies have predicted that the retail cannabis market in Colorado will increase from $200 million annually to over $900 million after the new law takes effect.  While the national regulated cannabis market is estimated to be $1.5 billion annually, many experts expect it to reach $30 billion by 2018 as additional states approve cannabis use for its citizens.

ACS will not grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, nor does it intend to do so in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the results of ACS for all periods presented and for the Company from August 14, 2013 onwards. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article  8 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. Operating results for the three months ended September 30, 2013, are not necessarily indicative of the results of operations for a full year.

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

We review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Maintenance and repairs of property and equipment are charged to operations. Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

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

Financial Instruments

The estimated fair values for financial instruments were determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximated their fair value because of the short-term maturities of these instruments.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of cash, accounts receivable, accounts payables and accrued expenses.  The carrying values of cash, accounts receivable, accounts payables and accrued expenses approximate their fair value due to their short maturities.

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

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized subsequent to a customer ordering a product at an agreed upon price, delivery has occurred, and collectability is reasonably assured

Advertising costs

Advertising costs are expensed as incurred. No advertising costs were incurred during the three month periods ended September 30, 2013.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our Inception there have been no differences between our comprehensive loss and net loss.

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

Business Segments

The Company operates two reportable business segments – a petroleum mapping business and a real estate leasing business.

Recently Issued Accounting Standards

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3. SHARE EXCHANGE AGREEMENT

On August 14, 2013, pursuant to a Share Exchange Agreement (the “The Share Exchange Agreement”), Promap Corporation (the “Company”) acquired approximately 94% of the outstanding common stock of Advanced Cannabis Solutions, Inc. (“ACS”) in exchange for 12,400,000 shares of the Company’s common stock.

In connection with the Share Exchange Agreement:

●
the Company purchased 8,000,000 shares of its outstanding common stock from a former officer of the Company for $100,000.  These shares were then cancelled and returned to the status of authorized but unissued shares;

●	Robert Frichtel was appointed as a director and the Principal Executive and Financial Officer of the Company;

●	Roberto Lopesino was appointed Vice President of the Company; and

●	Steven Tedesco and Robert Carrington, Jr., resigned as officers and directors of the Company.

As a result of the acquisition, ACS is the Company’s 94% owned subsidiary and the former shareholders of ACS own approximately 88% of the Company’s common stock.  The Company plans to acquire the remaining outstanding shares of ACS at a later date (see Note 8 Subsequent Events below).

The Agreement has been accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisition. Under reverse acquisition accounting, ACS, the legal acquiree, is treated as the accounting acquirer of the Company. Consequently, ACS financial results are disclosed for all periods presented, while the Company’s financial results have only been consolidated with those of the existing ACS business from August 14, 2013 onward. All outstanding shares have been restated to reflect the effect of the Agreement.

The following table summarizes the estimated fair values of the Company’s assets acquired and liabilities assumed by the existing ACS business as on August 14, 2013:

Cash	$1,238
Accounts receivable	15,096
Accounts payable	(18,040)
The fair value of the Company’s net liabilities at the August 14, 2013 recapitalization
$(1,706)

4. COMMITMENTS AND CONTINGENCIES:

Operating Leases and Long term Contracts

The Company rents office space for its corporate needs. The Company entered into a month-to-month lease agreement in July 2013 to lease 2,000 square feet for an annual rate of $12,000, paid monthly. The Company paid $3,000 for the lease of our corporate offices for the period ended September 30, 2013.

Legal

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

5. STOCK HOLDERS’ EQUITY:

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, with no par value.  No shares of preferred stock have been issued or are outstanding, and no rights, privileges or preferences have been determined and designated by the board of directors.

Common Stock

The Company is authorized to issue 100,000,000 shares of no-par value common stock.

On June 30, 2013, the Company issued 12,400,000 shares of common stock to its founders for cash consideration of $0.001 per share.

Between July 11, 2013 and August 8, 2013, the Company issued 707,000 shares of its common stock for cash consideration of $1.00 per share.

On August 14, 2013, following the reverse merger of ACS with the Company, existing shareholders of the Company owned 9,724,200 shares of its common shares However, 8,000,000 of these shares were then immediately purchased by the Company for cash consideration of $100,000 and cancelled.

Between August 14, 2013 and September 19 2013, the Company issued a further 266,000 shares of its common stock for cash consideration of $1.00 per share.

At September 30, 2013, the Company had 15,097,200 shares of its common stock issued and outstanding.

6. INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”.  Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

 The provision for refundable federal income tax consists of the following for the periods ending:

Three months ended September 30, 2013
Federal income tax benefit attributed to:
Net operating loss	$160,485
Valuation	(160,485)
Net benefit	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Inception (June 5, 2013)
to September 30, 2013
Deferred tax attributed:
Net operating loss carryover	$160,484
Less: change in valuation allowance	(160,484)
Net deferred tax asset	$-

At September 30, 2013 the Company had an unused net operating loss carry-forward approximating $472,016 that is available to offset future taxable income; the loss carry-forward will expire in 2033.

7. BUSINESS SEGMENT REPORTING

The Company operates two reportable business segments in Denver, Colorado and Colorado Springs, Colorado, as defined by ASC Topic 280:

•	Petroleum mapping business – sale of map products for gas and oil exploration.

•	Real estate leasing business – leasing of commercial real estate to cannabis operators.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 above). The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

	Inception (June 5, 2013) and the Three months ended September 30, 2013 Mapping Business	Inception (June 5, 2013) and the Three months ended September 30, 2013 Real Estate Business	Inception (June 5, 2013) and the Three months ended September 30, 2013 Total
Revenues, net	$455	$--	$455
Cost of revenues	(183)	--	(183)
Gross profit	272	--	272
Net loss	(8,957)	(463,059)	(472,016)
Total assets	$10,160	$463,394	$473,554
Expenditure for long-lived assets	$--	$--	$--

8. SUBSEQUENT EVENTS

On October 28, 2013, the Company issued 770,000 shares of its common stock to acquire the remaining 6% of ACS’ issued and outstanding share capital. Consequently effective that date, ACS became a 100% owned subsidiary of the Company.

The Company has evaluated all subsequent events through the date these financial statements were issued. Other than those set out above, there have been no subsequent events after September 30, 2013, for which disclosure is required.

PART I

Item 2. Management's discussion and analysis of financial condition and results of operations

While we continue to provide petroleum mapping services as a non core activity, our  core activity is now to provide sophisticated services and solutions to the regulated cannabis industry throughout the United States by leasing growing space and related facilities to licensed marijuana growers and dispensary owners for their operations.  Tenants will pay rent and other fees to us for the use of the properties, all in compliance with applicable local and state laws and regulations.  Additionally, we plan to provide a variety of services to the marijuana industry.

Our initial focus will be on opportunities within Colorado, which has allowed its citizens to use medical marijuana since 2000. Voters in Colorado recently approved a ballot measure in November 2012 to legalize marijuana for adult use.

We do not grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, nor do we intend to do so in the future.

During the period ended September 30, 2013, we raised $973,000 in capital through a private placement offering.  We are actively working with other funding sources to raise the additional capital need to finance our proposed business plan.

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

As of October 31, 2013, 20 states and the District of Columbia allow its citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

RESULTS OF OPERATION FOR THE THREE MONTH PERIOD ENDED, AND THE PERIOD FROM INCEPTION (JUNE 5, 2013) TO, SEPTEMBER 30, 2013

We recognized no revenue and incurred no expenses in the period from Inception (June 5, 2013) to June 30, 2013. Consequently our financial results are identical for the three month period ended September 30, 2013 and the period from Inception (June 5, 2013) to September 30, 2013.

Revenues

Revenues for both of the periods presented in these financial statements were $453.  This amount is attributed to minimal drilling activities of the Company’s clients.  ACS has not yet entered into any real estate contracts with tenants and therefore had no revenue from the real estate division.

Operating expenses

Operating expenses for both of the periods presented in these financial statements consisted of general and administrative expenses of $9,229 for the mapping division and $463,059 for the real estate division.

During the three months ended September 30, 2013 we paid $150,000 to acquire an option to acquire certain real estate. The option expired, unexercised, and consequently we had to write off the full cost of the option that we had purchased.

Net loss

The net loss for both of the periods presented in these financial statements was ($472,016).  Most of this loss was due to startup costs for the real estate division, consisting of legal and consulting fees, as well as management payroll costs.

 LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had $411,678 of working capital.

Net cash used for operating activities for both of the periods presented in these financial statements was $271,454.  This was due to a lack of rental income and substantial startup costs.

Net cash used for investing activities during both of the periods presented in these financial statements was $148,762 principally relating to  the acquisition of  an option to acquire certain  real estate property.

Net cash provided by financing activities during the both of the periods presented in these financial statements was $885,400.  We raised $985,400 cash through the sale shares of our common stock and paid $100,000 to re-acquire and cancel 8 million shares of our common stock.

CONTRACTUAL OBLIGATIONS

The Company had no contractual obligations at September 30, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting.

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended September 30, 2013.  Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

To the best of our knowledge and belief, no legal proceedings are currently pending or threatened.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2013, we received $985,400 from the sale of 12,400,000 shares of our common stock at $0.0001 per share and 973,000 shares of our common stock at $1.00 per share. The sales were exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

Item 3. Defaults Upon Senior Securities.

We have no senior securities outstanding in any of the periods presented in these financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable

Item 6. Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED CANNABIS SOLUTIONS, INC.

Date: November 18, 2013	By:	/s/ Robert Frichtel
Robert Frichtel, Chief Executive Officer

	By:	/s/ Christopher Taylor
Christopher Taylor, Principal Financial and Accounting Officer