Form 10-K
period 2013-12-31
Advanced Cannabis Solutions, Inc.
filed 2014-04-15
CIK 1477009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission file number:  000-54457

 ADVANCED CANNABIS SOLUTIONS, INC
(Exact name of registrant as specified in its charter)

COLORADO	20-8096131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4445 Northpark Drive, Suite 102, Colorado Springs, CO	80907
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (719) 590-1414

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2013 was $-0- since a trading market did not begin until August 2013.

As of April 15, 2014, the Registrant had 13,387,200 issued and outstanding shares of common stock.

ADVANCED CANNABIS SOLUTIONS, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1.  BUSINESS

History

Advanced Cannabis Solutions, Inc. (“ACS”, “the Company” “we” or “us”) was incorporated in the State of Colorado on November 12, 1987 under the name Promap Corporation. The Company originally traded an independent GIS and custom draft energy mapping company providing hard copy and digital format oil and gas production maps for the oil and gas industry in the United States and Canada.

On August 14, 2013, the Company acquired 94% of the issued and outstanding share capital of Advanced Cannabis Solutions (“ACS”) in exchange for 12,400,000 shares of its common stock. (“the Share Exchange Agreement”).

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

While the Company planned to continue to provide energy mapping services on an ongoing basis as a non core activity for a short period of time, it was planned that the combined companies would focus on ACS’ business plan as its core activity and operate under the name Advanced Cannabis Solutions, Inc.

In connection with the acquisition:

Robert Frichtel was appointed as a director and as our Principal Executive and Financial Officer;

Robert Lopesino was appointed as our Vice President;

Steven Tedesco and Robert Carrington, Jr., resigned as our officers and directors; and

We purchased 8,000,000 shares of common stock from a former officer and caused these shares to be returned to treasury and cancelled.

On October 1, 2013 we changed our name to Advanced Cannabis Solutions, Inc.; and

The Company has completed a change in trading symbol to CANN (OTCBB.

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

We have two wholly owned subsidiaries: ACS Colorado Corp and Advanced Cannabis Solutions Corporation.  Unless otherwise indicated all references to us include the operations of ACS Colorado Corp and Advanced Cannabis Solutions Corporation.  Advanced Cannabis Solutions Corporation has one wholly owned subsidiary: ACS Corp.

On November 19, 2013 we acquired the remaining 6% of the share capital of Advanced Cannabis Solutions. Consideration given were 973,000 shares related to the private placement.

On December 31, 2013 we sold our oil and gas mapping business to our former Chief Executive Officer in consideration for his agreement to assume all liabilities associated with the mapping business.

On December 31, 2013 we purchased a property in Pueblo County, Colorado for $452,753.  The property, which is located in a suburb of Pueblo, Colorado, consists of approximately three acres of land, a 5,000 square foot steel building, and a parking lot.

The purchase price was paid with cash of $280,000 and a promissory note in the principal amount of $170,000.   The note bears interest at 8.5% per year and is payable in monthly installments of principal and interest in the amount of $1,674.  All unpaid principal and interest is due December 31, 2018.

The property is zoned for growing marijuana and is leased to a medical marijuana grower until December 31, 2022.  In addition to the monthly rent, the tenant will pay all property taxes and insurance associated with the property.

Month (1)	Rent
1	0
2-6	$4,500
7-12	$15,492
13-18	15,670
19-24	9,031
25-36	9,584
37-48	9,396
49-60	9,584
61-72	9,775
73-84	9,971
85-95	10,170
96-_	14,670

(1)	Beginning January 1, 2014

We also agreed with the tenant to begin construction of an 8,000 sq. ft. light deprivation greenhouse on the property at a cost not to exceed $400,000.  Construction is to begin no later than June 25, 2014.  Depending on the availability of capital, we may construct up to five additional greenhouses on this property.

Once construction is completed, rent will increase by $100,000 annually for the duration of the lease.  During the construction phase, the tenant will pay us a discounted rent for the time required for the construction of the greenhouse.  Normal rent payments will commence once a final Certificate of Occupancy is issued.

We have identified four properties that are currently under review for purchase and leaseback to licensed marijuana growers in Colorado.  These projects include the purchase and leaseback of existing, currently operating facilities, as well as proposed new construction projects.  These opportunities are in Denver and Pueblo counties, Colorado and can be purchased/constructed in the range of $750,000 to $5 million for each project.

It is anticipated that purchase contracts will be signed in the next 30 days with closing expected 45 to 60 days following contract execution.

Our future plans will be dependent upon our ability to raise the capital required to acquire properties.

Market Conditions

We plan to provide sophisticated services and solutions to the regulated cannabis industry throughout the United States by first acquiring, and then leasing, growing space and related facilities to licensed marijuana growers and dispensary owners for their operations.  Tenants will pay rent and other fees to us for the use of the properties, all in compliance with applicable local and state laws and regulations.  We plan to provide a variety of other services to the cannabis industry.

Our initial focus will be on opportunities within Colorado, which has allowed its citizens to use medical marijuana since 2000.  Voters in Colorado approved a ballot measure in November 2012 to legalize marijuana for adult use.

Starting Jan 1, 2014, adult Colorado citizens and visiting adults have been able to purchase marijuana without any medical licenses.  Several studies have predicted that the retail cannabis market in Colorado will increase from $350 million annually to over $900 million after the new law takes effect.

While the national regulated cannabis market is estimated to be $1.5 billion annually, many experts expect it to reach $30 billion by 2018 as additional states approve cannabis use for its citizens

In Colorado (with 5.1 million residents), the 2013 medical marijuana market, with approximately 500 licensed dispensaries and 110,000 legal medical users, is believed to be $350,000,000.

While projections vary widely, many believe that because of the legalization of recreational cannabis on January 1, 2014, the Colorado medical and recreational market combined will reach $600,000,000 (according to Colorado State University).

In Colorado, the market was expanded in January 2014 to include adult use, including visitors from other states.  Voters in Washington recently approved a ballot measure to legalize cannabis for adult use.  Many experts predict that other states will follow Colorado and Washington in enacting legislation or approving ballot measures that expand the permitted use of cannabis.

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse.  If the federal government decides to enforce the Controlled Substances Act in Colorado with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of April 15, 2014, 22 states and the District of Columbia allow its citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

Despite the Obama administration’s statements, the Department of Justice has stated that it will continue to enforce the Controlled Substance Act with respect to marijuana in Colorado to prevent:

●	The distribution of marijuana to minors;
●	Criminal enterprises, gangs and cartels receiving revenue from the sale of marijuana;
●	The diversion of marijuana from states where it is legal under state law to other states;
●	State-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
●	Violence and the use of firearms in the cultivation and distribution of marijuana;
●	Driving while impaired and the exacerbation of other adverse public health consequences associated with marijuana use;
●	The growing of marijuana on public lands; and
●	Marijuana possession or use on federal property.

General

Our offices are located at 4445 Northpark Drive, Suite 102, Colorado Springs, CO 80907.   We have executed a three year lease for this space beginning at $2,000 per month until March 2017.

As of April 15, 2014 we had four full time employees and one part time employee.

ITEM 1A.   RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.    PROPERTIES

See Item 1 of this report.

ITEM 3.   LEGAL PROCEEDINGS

No legal proceedings are currently pending or threatened to the best of our knowledge and belief.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to the merger on August 14, 2013 our stock was listed under the symbol of “PMAP”

Quarter Ended	High	Low

March 31, 2013	$1.60	$1.60
June 30, 2013	$1.60	$1.60

Our common stock is listed on the OTC Bulletin Board under the symbol “CANN”.

Trading of our stock on the OTC Bulletin Board began on August 15, 2013, was suspended on March 28, 2014 due to a suspension of trading order issued by the Securities and Exchange Commission and resumed on April 10, 2014.  On April 10, 2014, the closing price of our common stock was $18.50.  As of April 11, 2014, we were trading under the symbol “CANN” on an unsolicited basis in the over-the-counter markets.

Shown below is the range of high and low sales prices for our common stock as reported by the OTC Bulletin Board for the periods presented.

Quarter Ended	High	Low

September 30, 2013	$5.75	$1.60
December 31, 2013	$4.10	$1.91

As of April 15, 2014, the closing price of our common stock on the OTC Bulletin Board was $29.99.

As of April 15, 2014, we had 13,387,200 outstanding shares of common stock and 89 shareholders of record.

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors.  Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend.  No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.  We currently intend to retain any future earnings to finance future growth.  Any future determination to pay dividends will be at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements and other factors the board of directors considers relevant.

Our Articles of Incorporation authorize our Board of Directors to issue up to 5,000,000 shares of preferred stock.  The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of common stock.  The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

ITEM 6.   SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated on November 12, 1987 in Colorado, under the name Promap Corporation.  Prior to December 2013, we made hard copy and digital format maps for the oil and gas industry.  During that period of time, most of our sales were to a Company controlled by our Chief Executive Officer On August 14, 2013, we acquired 94% of Advanced Cannabis Solutions Inc., a private Colorado corporation.  On November 19, 2013 we acquired the remaining shares of Advanced Cannabis Solutions.

Historically we provided hard copy and digital format oil and gas production to oil and gas companies in the United States and Canada.  Our maps covered various geologic basins in numerous areas including:  Denver Basin, Powder River Basin, Michigan Basin, Williston Basin, Arkoma Basin, Illinois Basin, Cincinnati Arch, Uintah - Piceance Basins and The Nevada Basin.  We also provided maps of the North American Coal Basin and Coal Bed Methane Activity and North American Devonian - Mississippian Shale Map with detailed pipeline locations.  On December 31, 2013 we sold our oil and gas mapping business to our former Chief Executive Officer in consideration for his agreement to assume all liabilities associated with the mapping business.

Since August 2013, our core activity has been to provide sophisticated services and solutions to the regulated cannabis industry throughout the United States by leasing growing space and related facilities to licensed marijuana growers and dispensary owners for their operations.  Tenants will pay rent and other fees to us for the use of the properties, all in compliance with applicable local and state laws and regulations.  Additionally, we plan to provide a variety of services to the marijuana industry.

Our initial focus will be on opportunities within Colorado, which has allowed its citizens to use medical marijuana since 2000. Voters in Colorado recently approved a ballot measure in November 2013 to legalize marijuana for recreational adult use.

The following discussion analyzes our financial condition and summarizes the results of operations for the period from inception (June 5, 2013) through December 31, 2013.  This discussion and analysis should be read in conjunction with our financial statements included as part of this prospectus.

While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

The acquisition of Advanced Cannabis Solutions was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisition.  Under this type of accounting ACS is considered to have acquired us.  Consequently, ACS’ financial results are disclosed for the year ended December 31, 2013 and for the period of inception (June 5, 2013) through December 31, 2013, while our financial results have only been consolidated with those of ACS from August 14, 2013, forward.

Results of Operations

Period of inception (June 5, 2013) through December 31, 2013

The Company had no revenues for the period from inception through December 31, 2013.  This lack of revenue was primarily due to the development stage status of the Company.

Our general and administrative expenses were $53,265 for the period from inception to December 31, 2013, the expenses were related to travel, conference fees, and memberships.

Our payroll expenses were $108,588 for the period from inception to December 31, 2013.  These expenses consisted of two officer salaries and wages for a part-time administrative employee.

Our professional fees expenses were $391,132 for the period from inception to December 31, 2013.  These payments consisted of $86,854 of legal fees, $21,491 of accounting fees, and $256,175 of consulting fees related to the formation and start-up of the Company.  The consulting fees consisted of $64,000 paid to a contractor who provided capital formation advice, and the balance was used for professional assistance in the formation of the company.

Our office expenses were $8,269 for the period from inception to December 31, 2013.  These expenses paid for our monthly rent and miscellaneous office supplies.

We had a loss on an option of $150,000 that we had acquired to purchase real estate in Boulder, Colorado.  The option expired, unexercised, and consequently we wrote off the full cost of the option.

Liquidity and Capital Resources

In the period from June 5, 2013 (Inception) to December 31, 2013, the Company had raised net funding in the amount of $1,349,260 through the sale of stock and issuance of debt.  Of this amount, $432,753 was used to purchase real estate and an option to acquire property, and $488,192 was used to cover our operating losses.  At December 31, 2013, we had cash on hand of $427,436, other current assets of $2,244, and current liabilities of $42,926.   Our continued operation as a company will depend on being able to raise additional capital in order to execute our business plan.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (June 5, 2013) resulting in an accumulated deficit of $710,962 as of December 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no guarantee that the Company will be successful in achieving these objectives stock price.

Operating Activities

We used cash of $479,200 in respect of our continuing operations in the period from June 5, 2014 (inception) through December 31, 2013 to fund the costs associated with being a development stage company.

Investing Activities

During the year ended December 31, 2013, we paid $150,000 for an option (which has since expired) to acquire real estate in Boulder, Colorado, and cash of $282,753 to acquire a commercial property in Pueblo West, Colorado.

Financing Activities

During the period from June 5, 2013 (Inception) to December 31, 2013, we generated $1,349,260 from financing activities.

In June 2013 we issued 12,400,000 shares of common stock to founders for cash consideration of $12,400 or $0.001 per share.

In August 2013 we purchased 8,000,000 shares of our common stock from a former officer for $100,000 and caused these shares to be returned to treasury and cancelled

During August and September 2013, we sold 973,000 units at a price of $1.00 per unit.  Each unit consisted of one share of our common stock and one Series A warrant.  Each Series A warrant entitles the holder to purchase one share of our common stock at a price of $10.00 per share.

During December 7, 2013 we sold convertible promissory notes in the principal amount of $530,000 to 7 accredited investors.  The notes bear interest at 12% per year, payable quarterly, mature on October 31, 2018 and are convertible into shares of our commons stock, initially at a conversion price of $5.00 per share.  We paid commission and other debt issuance expenses of $66,140.

Other than as disclosed above, we do not know of any:

●	Trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

●	Trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in liquidity; or

●	Significant changes in expected sources and uses of cash.

Contractual Obligations

The following shows our contractual obligations at December 31, 2013.

	Amounts Due in
Description	Total	2014	2015	2016	2017	2018	Thereafter
12% convertible notes	$530,000	-	-	-	-	$530,000	$-
Mortgage on Pueblo Building	$236,173	$20,088	$20,088	$20,088	$20,088	$20,088	$135,733
Office Rental	$1,000	$1,000	$-	$-	$-	$-	$-

Critical Accounting Policies

See Note 2 to the financial statements included as part of this report for a description of our critical accounting policies and the potential impact of the adoption of any new accounting pronouncements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements and accompanying notes included with this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 24, 2013, Ronald R. Chadwick, P.C.  ("Chadwick") resigned as the Company's independent registered public accounting firm and we appointed Cutler & Co., LLC (“Cutler”) as our new independent registered public accounting firm.

There were no disagreements with either Chadwick or Cutler in respect of accounting and financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting.

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended 2013.  Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

    None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors are listed below. Directors are generally elected at an annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified.  Our executive officers are elected by directors and serve at the board’s discretion.

Name	Age	Position
Robert L. Frichtel	50	Chief Executive Officer and Director
Roberto Lopesino	36	Vice President
Christopher Taylor	60	Chief Financial and Accounting Officer

Information regarding our officers is shown below.

Robert L.  Frichtel, was appointed a director and as our Chief Executive Officer on August 14, 2013.  Mr. Frichtel served as a managing partner of IBC Capital Group, a commercial real estate and finance company, since 2002.  Between 1999 and 2001, Mr.  Frichtel was the president and Chief Operating Officer of EOS Group, a division of Health Net, a NYSE listed healthcare company.  Since 2001 Mr. Frichtel has consulted for numerous clients throughout the nation that are engaged in the medical marijuana business and has written articles for Bloomberg business regarding the cannabis industry.  Mr. Frichtel received a Bachelor of Science degree in business administrative from Colorado State University in 1985.

Roberto Lopesino was appointed Vice President on August 14, 2013.  Since March 2013,  has  operated a  consulting business that studies and monitors the medical  marijuana market in Colorado and consults to the  industry on market  pricing and trends.  Since April 2011, Mr. Lopesino has operated a non-brokered commodities market for the commercial production of medical grade marijuana.  Between August 2010 and March 2011, he was the owner and manager of North Boulder Wellness Center in Boulder, Colorado, a multi-site medical dispensary and producer of marijuana. Between November 2007 and March 2010, Mr. Lopesino operated and managed a company specializing in deep powder snowcat and heli skiing in the San Juan mountain range of Colorado.  In February 2006, Mr.  Lopesino founded, and until December 2007 operated, a multilingual title company specializing in real estate document preparation and closings.  Mr.  Lopesino studied engineering at Purdue University and the University of Colorado in Boulder.

Mr. Taylor was appointed as our Chief Financial and Accounting Officer September 23, 2013.  Mr. Taylor is a Certified Public Accountant and has operated his own public accounting practice since July of 2001.  Since 2010 Mr. Taylor has provided accounting services to approximately 50 marijuana dispensary clients in Colorado and Washington.

We believe that Mr. Frichtel is qualified to act as our director due to his past experience in commercial real estate and the marijuana industry.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the compensation we paid to our officers for the years ended December 31, 2013 and 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation ($)	Total ($)

Robert Frichtel	2013	49, 118	--	--	--	--	49, 118
Chief Executive Officer (1)

Roberto Lopesino	2013	31,500	--	--	--	--	31,500
Vice President (1)

Christopher Taylor	2013	15, 398	--	--	--	--	15,398
Chief Financial Officer (2)

Steven A. Tedesco	2013	--	--	--	--	--	--
President and Chief Executive Officer (3)

Robert W. Carington, Jr.,	2013	--	--	--	--	--	--
CFO (4)

(1)	Mr. Frichtel and Mr. Lopesino were appointed officers on August 14, 2013.
(2)	Mr. Taylor was appointed an officer on September 23, 2013.
(3)	Mr. Tedesco resigned as an officer and director on August 14, 2013.
(4)	Mr. Carrington resigned as an officer and director on August 14, 2013.

The following shows the amounts we expect to pay to our officers and directors during the twelve months ending December 31, 2014 and the amount of time these persons expect to devote to us.

Name	Projected Compensation	Percent of Time to be Devoted to the Our Business
Robert L. Frichtel	$108,000	100%
Roberto Lopesino	$108,000	100%
Christopher Taylor	$108,000	100%

We do not have employment agreements with any of our officers.

Stock Option and Stock Bonus Plans.  We do not have any stock option plans, although we may adopt one or more of such plans in the future.

Long-Term Incentive Plans. We do not provide our officers or employees with pension, stock appreciation rights or long-term incentive plans.

Employee Pension, Profit Sharing or other Retirement Plans.  We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors.  During the two years ended December 31, 2013, we did not compensate our directors for acting as such.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of March 25, 2014 by (i) each person whom we know beneficially owns more than 5% of the outstanding shares of our common stock; (ii) each of our officers; (iii) each of our directors; and (iv) all of our officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over their shares of common stock.

Name and Address	Number of Shares	Percentage of Class
Robert L. Frichtel (1)	1,000,000	7.4%
Roberto Lopesino (1)	1,150,000	8.5%
Christopher Taylor (1)	100,000	0.7%
All officers and directors as a group (three persons)	2,250,000	16.0%
BGBW, LLC (2)	2,500,000	18.6%
Total	4,450,000	34.6%

(1) Address for this person is 4445 Northpark Drive, Suite 102, Colorado Springs, CO 80907.
(2) Address for this person is GTC House 18 Station Rd. Chesham bucks HP5 1DH Great Brittan
(3) Based on 13,387,200 shares issued and outstanding at April 15, 2014

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

On June 30, 2013 ACS sold 1,000,000 shares of its common stock to Robert Frichtel and 1,150,000 shares of its common stock to Roberto Lopesino at a price of $0.001 per share.  On June 30, 2013 ACS also sold 10,250,000 shares of its common stock to an unaffiliated group of private investors at a price of $0.001 per share.  On August 14, 2013, the shareholders of ACS exchanged 12,400,000 shares of their ACS for 12,400,000 shares of our common stock.

Subsequently, one unaffiliated person which received 2,000,000 shares in August 2013 transferred 100,000 shares to Christopher Taylor and 150,000 to another non-affiliated shareholder.  The remaining 1,750,000 shares held by this person were returned to treasury and cancelled.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Ronald Chadwick, CPA served as our independent registered public accountant for the year ended December 31, 2013. The following table shows the aggregate fees billed by Ronald Chadwick to us for the periods shown.

Period from Inception through Year Ended December 31, 2013
Audit Fees	$-
Audit-Related Fees	-
Tax Fees	$-
All Other Fees	-

Audit fees represent amounts invoiced for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-Q reports.  Prior to contracting with Ronald Chadwick to render audit or non-audit services, each engagement was approved by our directors.

Cutler and Co., LLC served as our independent registered public accountant for the year ended December 31, 2013.  The following table shows the aggregate fees billed by Cutler and Co., LLC to us for the period shown.

Period from Inception through Year Ended December 31, 2013
Audit Fees	$8,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	$-

Audit fees represent amounts invoiced for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-Q reports.  Prior to contracting with Cutler and CO., LLC to render audit or non-audit services, each engagement was approved by our directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed with this Registration Statement:

Exhibit No.	Exhibit Name
2	Articles of Merger (Acquisition of shares in Advanced Cannabis Solutions) (1)
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with Form S-1 filed with the SEC on November 25, 2009) (1)
3.2	Articles of Amendment (incorporated by reference herein to Exhibit 3.2 filed with Form S-1 filed with the SEC on November 25, 2009) (1)
3.3	Amended and Restated Articles of Incorporation (incorporated by reference herein to Exhibit 3.3 filed with Form S-1 filed with the SEC on November 25, 2009) (1)
3.4	Bylaws (incorporated by reference herein to Exhibit 3.4 filed with Form S-1 filed with the SEC on November 25, 2009) (1)
3.5	Articles of Amendment (name change) (2)
10	Share Exchange Agreement (3)
10.1	Securities Purchase Agreement (4)
10.2	Warrant (Series C) (4)
10.3	Registration Rights Agreement (4)
10.4	Form of Convertible Note (4)
10.5	Form of Guarantee (4)
10.6	Form of Security Agreement (4)
10.7	Agreement Regarding Sale of Oil and Gas Mapping Business (2)
10.8	Note and Deed of Trust (Pueblo County, Colorado purchase) (2)
10.9	Form of Convertible Note (2)
10.1	Form of Series A Warrant (2)
10.11	Form of Series B Warrant (to be filed by amendment) (2)
10.12	Lease Agreement (Pueblo Property) (2)
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

(1)  Incorporated by reference to the same exhibit filed with our registration statement on Form S-1, File No. 333-163342.
(2)  Incorporated by reference to the same exhibit filed with our registration statement on Form S-1, File No. 333-193890.
(3)  Incorporated by reference to the same exhibit filed with our 8-K report dated August 14, 2013.
(4)  Incorporated by reference to the same exhibit filed with our 8-K/A report dated January 21, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ADVANCED CANNABIS SOLUTIONS, INC.

Date: April __, 2014	By:	/s/ Robert Frichtel
Robert Frichtel, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Frichtel	Principal Executive Officer, and a Director	April __, 2014
Robert Frichtel

/s/ Christopher Taylor	Principal Financial and Accounting Officer	April __, 2014
Christopher Taylor

ADVANCED CANNABIS SOLUTIONS
(A DEVELOPMENT COMPANY)
Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheets	F-2
Statement of operations	F-3
Statements of cash flows	F-4
Statements of changes in stockholders’ equity	F-5
Notes to financial statements	F-6 – F-15

Cutler & Co., LLC
12191 W. 64th Street, Suite 205 B
Arvada, CO  80004
Telephone (303) 968-3281
Fax (303)456-7488
www.cutlercpas.com
Board of Directors
Advanced Cannabis Solutions, Inc.
Colorado Springs, Colorado, 80907

We have audited the accompanying consolidated balance sheet of Advanced Cannabis Solutions, Inc. (a development stage company) as of December 31, 2013 and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the period from June 5, 2013 (Inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Cannabis Solutions, Inc. and its subsidiary companies as of December 31, 2013, and the results of their operations, changes in stockholders’ equity and cash flows for the period from June 5, 2013 (Inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Advanced Cannabis Solutions, Inc. and its subsidiary companies will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses and negative cash flow from operations since Inception which raises substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado	/s/ Cutler & Co., LLC
April 15, 2014	Cutler & Co., LLC

ADVANCED CANNABIS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2013
ASSETS
Current assets
Cash	$427,436
Prepaid expenses	2,244
Total current assets	429,680

Property and equipment, net	452,753

Total assets	$882,433

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$43,212
Convertible notes payable (net of debt discount) – current portion	2,930
Total current liabilities	46,142

Long term liabilities
Tenant deposits	1,250
Convertible notes payable (net of debt discount) less current portion	341,907
Total long term liabilities	343,157

Total liabilities	389,299

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value: 5,000,000 share authorized
No shares issued and outstanding at December 31, 2013	-
Common stock, no par value; 100,000,000 share authorized;
15,137,200 shares issued and outstanding on December 31, 2013	1,204,096
Deficit accumulated during development stage	(710,962)
Total stockholders’ equity	493,134

Total liabilities & stockholders’ equity	$882,433

See Accompanying Notes to Financial Statements

ADVANCED CANNABIS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	From Inception (June 5, 2013) to December 31 2013	From Inception (June 5, 2013) to December 31, 2013
Revenues	$-	$-
Cost of goods sold	-	-
Gross Revenues	-	-

Operating expenses
General and administrative	53,265	53,265
Payroll	108,588	108,588
Professional fees	391,132	391,132
Office expense	8,269	8,269
Loss on expired option to acquire real estate	150,000	150,000
Total operating expenses	(711,254)	(711,254)
Net loss from continuing operations

Discontinued operations
Income from discontinued operations (including $0 gain on disposal)	1,957	1,957

Other income (expense)
Interest expense	(871)	(871)
Amortization of debt discount	(794)	(794)
Total other income (expense)	(1,665)	(1,665)

Net loss	$(710,962)	$(710,962)

Weighted average number of common shares Outstanding – basic and fully diluted	14,026,127	14,026,127

Net loss per share – basic and fully diluted
From continuing operations	$(0.05)	$(0.05)
From discontinued operations	0.00 *	0.00
Net loss per share – basic and fully diluted	$(0.05)	$(0.05)

* Denotes income of less than $0.01 per share.

See Accompanying Notes to Financial Statements.

ADVANCED CANNABIS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	From Inception (June 5, 2013) to December 31, 2013	From Inception (June 5, 2013) to December 31, 2013
Cash flows from operating activities
Net loss	$(710,962)	$(710,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on expired option to acquire property	150,000	150,000
Issuance of stock for services	40,000	40,000
Amortization of debt discount	794	794
Changes in operating assets and liabilities
Accounts receivable and prepaid expenses	(2,244)	(2,244)
Accounts payable and accrued expenses	43,212	43,212
Net cash used in operating activities – continuing operations	(479,200)	(479,200)
Net cash used in operating activities – discontinued operation	(9,871)	(9,871)
Net cash used in operating activities	(488,192)	(488,192)

Cash flows from investing activities
Net cash used in the purchase of property	(282,753)	(282,753)
Option to acquire property	(150,000)	(150,000)
Net cash used in investing activities	(432,753)	(432,753)

Cash flows from financing activities
Purchase and cancellation of shares of common stock	(100,000)	(100,000)
Proceeds from issuance of common stock	985,400	985,400
Proceeds from loan payable	530,000	530,000
Debt acquisition costs paid	(66,140)	(66,140)
Net cash provided by financing activities	1,349,260	1,349,260

Net increase in cash	427,436	427,436

Cash at the beginning of the period	-	-

Cash at the end of the period	$427,436	$427,436

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest Paid	$-	$-

Supplementary disclosure of noncash financing activities
Net liabilities on transfer of subsidiary	$10,663	$10,663
Cancellation of shares of common stock	$100,000	$100,000
Issuance of common stock for services	$40,000	$40,000
Net assets transferred on disposal of mapping division	$452	$452
Purchase of property with mortgage	$170,000	$170,000

See Accompanying Notes to Financial Statements.

ADVANCED CANNABIS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM JUNE 5, 2013 (INCEPTION) TO DECEMBER 31, 2013

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Deficit Accumulated During Development Stage	Total Shareholders’ Equity
Balance, June 30, 2013 (unaudited)	-	$-	-	$-	$-	$ -
Common stock issued for cash at $0.0001 per share, June 30, 2013	-	-	12,400,000	$12,400	-	12,400
Common stock issued for cash at $1.00 per share, July 11 through August 8, 2013	-	-	707,000	$707,000	-	707,000
Recapitalization on August 14, 2013	-	-	9,724,200	$(10,663)	-	(10,663)
Purchase and cancellation of shares of common stock on August 14, 2013	-	-	(8,000,000)	$(100,000)	-	(100,000)
Common stock issued for cash at $1.00 per share, August 14 through September 19, 2013	-	-	266,000	$266,000	-	266,000
Common stock issued for services December 9, 2013	-	-	40,000	$40,000	-	40,000
Discount on convertible notes December 27,2013	-	-	-	$289,811	-	289,811
Loss on sale of mapping business to related party				(452)		(452)
Net loss for the year ended December 31, 2013	-	-	-	-	(710,962)	(710,962)

Balance, December 31, 2013	-	$-	15,137,200	$1,204,096	$(710,962)	$493,134

See Accompanying Notes to Financial Statements.

ADVANCED CANNABIS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM INCEPTION ( JUNE 5, 2013) TO DECEMBER 31, 2013

1. NATURE OF OPERATIONS, HISTORY AND PRESENTATION:

Nature of Operations

Promap Corporation (“Promap”, “the Company” “we” or “us”) was incorporated in the State of Colorado on November 12, 1987. The Company is an independent GIS and custom draft energy mapping company for the oil and gas industry in the United States and Canada.  The Company provides hard copy and digital format oil and gas production maps which cover various geologic basins in numerous areas including:  Denver Basin, Powder River Basin, Michigan Basin, Williston Basin, Arkoma Basin, Illinois Basin, Cincinnati Arch, Uintah - Piceance Basins and The Nevada Basin.  The Company also provides maps of the North American Coal Basin and Coal Bed Methane Activity and North American Devonian - Mississippian Shale Map with detailed pipeline locations.

On August 14, 2013, the Company acquired 94% of the issued and outstanding share capital of Advanced Cannabis Solutions (“ACS”) (“the Share Exchange Agreement”), a development-stage company, planning to provide real estate leasing services to the regulated cannabis industry throughout the United States. While the Company will continue to provide energy mapping services on an ongoing basis as a non-core activity, it is planned that the  combined companies will focus on ACS’ business plan as its core activity and operate under the name Advanced Cannabis Solutions, Inc.  The Company has completed a change in trading symbol to CANN (OTCBB) and has completed its official name change.

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

In the period from July through September, 2013, the Company raised $973,000 in capital by issuing 973,000 shares of common stock at $1.00 per share through a private placement.  These funds allowed us to rent offices, hire our executive team, and fund the initial operation of the Company.  In addition, we raised $530,000 in debt through the issuance of 12% convertible notes in December, 2013.  We also purchased our first commercial property on December 31, 2013, consisting of a 5,000 square foot facility located in Pueblo West, Colorado.  This property was leased on the same day to an established grower under an eight year lease averaging $9,588 per month.  The Company is currently in the process of negotiating several additional real estate purchases.

Our initial focus will be on opportunities within Colorado, which has allowed its citizens to use medical marijuana since 2000.  Voters in Colorado approved a ballot measure in November 2012 to legalize marijuana for adult use.   Starting Jan 1, 2014, adult Colorado citizens and visiting adults became able to purchase marijuana without any medical licenses.  Several studies have predicted that the retail cannabis market in Colorado will increase from $200 million annually to over $900 million after the new law takes effect.  While the national regulated cannabis market is estimated to be $1.5 billion annually, many experts expect it to reach $30 billion by 2018 as additional states approve cannabis use for its citizens.

ACS will not grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, nor does it intend to do so in the future.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the results of 1) the parent company, Advanced Cannabis Solutions Corporation, formed in the state of Colorado on June 5, 2013, 2) Advanced Cannabis Solutions Corporation’s wholly owned subsidiary company, ACS Corp., formed in the state of Colorado on June 6, 2013, and 3) ACS Corp.’s wholly owned subsidiary company, ACS Colorado Corp., formed in the state of Colorado on October 21, 2013.  All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements have been prepared, under accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon the ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, the ability to successfully raise additional financing, and the ability to ultimately attain profitability.

Development Stage Company

The Company is a development stage company in accordance with Financial Accounting Standards Codification (“ASC”) 915 "Development Stage Entities".  Among  the  disclosures  required  as  a development  stage company are that our financial  statements  are identified as those of a development  stage  company,  and that the  statements of operations, stockholders'  deficit and cash flows  disclose  activity  since the date of our Inception (June 5, 2013) as a development stage company.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  These deposits are insured up to $250,000 by the FDIC.  None of our bank accounts, as of December 31, 2013, exceeded this threshold and therefore were all covered by FDIC insurance.

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Our financial instruments consist of prepaid expenses, accounts payable and accrued liabilities and convertible notes payable approximate their fair value because of the short-term maturities of these instruments or bear market rates of interest.

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

Revenue recognition

The Company will recognize revenue in accordance with ASC. 605, “Revenue Recognition”. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising costs

Advertising costs are expensed as incurred. No advertising costs were incurred during the period of inception through December 31, 2013.

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

Business Segments

During 2013, the Company operated two reportable business segments – a petroleum mapping business and a real estate leasing business.  On December 31, 2013 the petroleum mapping business was transferred to an unaffiliated shareholder in return for the assumption of liabilities of the business.

Recently Issued Accounting Standards

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (June 5, 2013) resulting in an accumulated deficit of $710,962 as of December 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no guarantee that the Company will be successful in achieving these objectives.

4. SHARE EXCHANGE AGREEMENT

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

The Agreement has been accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisition. Under reverse acquisition accounting, ACS, the legal acquiree, is treated as the accounting acquirer of the Company. Consequently, CSA financial results are disclosed for all periods presented, while the Company’s financial results have only been consolidated with those of the existing ACS business from August 14, 2013 onward. All outstanding shares have been restated to reflect the effect of the Agreement.

The following table summarizes the estimated fair values of the Company’s assets acquired and liabilities assumed by the existing ASC business as on August 14, 2013:

Cash	$1,790
Accounts receivable	8,370
Accounts payable	(20,823)
The fair value of the company’s net liabilities at the August 14, 2013 recapitalization	$(10,663)

5. DISCONTINUED OPERATIONS

The components of the discontinued operations are as follows:

June 5, 2013 (Inception) to December 31, 2013
Revenues	$455
Cost of services	183
Gross profit	272
Operating expenses
General administrative	(1,685)
Total operating expenses	(1,685)
Net income	$1,957

The credit to general administrative expenses arose due the write back of a provision for doubtful debts recorded in a prior period.

The mapping business was transferred to a unaffiliated shareholder on December 31, 2013.  This shareholder assumed all liabilities of this business segment.  At the time of transfer, the business had assets of $2,729 and liabilities of $2,277.  The company recognized a loss on the transfer of $452.  This amount was charged to equity.

6. FIXED ASSETS

On December 31, 2013, the Company acquired a 5,000 square foot commercial building in Pueblo West for the purchase price of $452,753.  We did not book any depreciation expense for the asset in 2013.  In future years, the building will be depreciated using straight-line depreciation and an estimated useful life of 25 years.

7. CONVERTIBLE NOTES PAYABLE

12% Convertible notes

The Company issued $530,000 in convertible notes on December 27, 2013.  These notes have an interest rate of 12%, paid quarterly, and mature on October 31, 2018.  They are convertible at any time to shares of stock at $5.00 per share.  After November 1, 2015, the Company can force conversion of these notes if the trading stock price has exceeded $10 for 20 consecutive trading days.

The Company paid commission of $63,600 and incurred other debit issuance costs of $2,540. The Company also issued 10,600 warrants with an exercise price of $5.00 per share as further compensation to the broker dealer who raised this funding for us.

We valued the convertible feature of the 12% convertible notes and the warrants issued to the broker dealer using the Black Scholes valuation model, assuming an expected life of 4.8 years, an annual volatility factor of 127%, a risk free interest rate of 1.65%, and $0 dividends.  The debt discount on these convertible notes payable will be amortized over the life of the notes from December 27, 2013 through October 31, 2018 on a straight line basis that approximates the effective interest rate method.

8 ½% Convertible Note Payable

The company executed a mortgage on their Pueblo West property in the amount of $170,000 at 8 ½% interest amortized over    years with a maturity date of January 1, 2019.  This note is convertible at any time at $5.00 per share.

We valued the convertible feature of the 8 ½% Convertible note payable using the Black Scholes valuation model, assuming an expected life of 4.8 years, an annual volatility factor of 104%, a risk free interest rate of 1.65%, and $0 dividends.  The debt discount on this convertible note payable will be amortized over the life of the note from January 1, 2014 through January 2019 on a straight line basis that approximates the effective interest rate method

The table below summarizes out Convertible Notes activity during the year ended December 31, 2013:

	Convertible Notes Payable	Debt Discount	Convertible Notes Payable, Net
June 5, 2013 (Inception)	$-	$-	$-
Proceeds from issuance of convertible debt
12% convertible notes issued December 27,2013	530,000	(278,853)	251,147
8% convertible notes issued December 31,2013	170,000	(77,104)	92,896
Amortization of debt discount	-	794	794
Total	700,000	(355,163)	344,837
Current portion of debt	(5,356)	2,426	(2,930)
Long term portion at December 31, 2013	$694,644	$(355,163)	$339,481

8. COMMITMENTS AND CONTINGENCIES:

Operating Leases and Long term Contracts

The Company rents office space for its corporate needs. The Company entered into a month-to-month lease agreement in July 2013 to lease 2,000 square feet for an annual rate of $12,000, paid monthly. We paid $6,000 for the lease of our corporate offices for the period ended December 31, 2013.

In addition, the Company has a second mortgage on its Pueblo property in the amount of $170,000, with an interest rate of 8 1/2%, a 15 year amortization, and a maturity date of December 31, 2018.

Legal

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

9. STOCK HOLDERS’ EQUITY:

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

Between July 11, 2013 and August 8, 2013, the Company issued 707,000 shares of its common stock for cash consideration of $1.00 per share.  Each of these shares has a Series A warrant attached with an exercise price of $10.00.  The company may force this exercise at any time, as the requirement for 10 days of consecutive trading at a price at or greater than $10 has already been met.

On August 14, 2013, following the reverse merger of ACS with the Company, existing shareholders of the Company owned 9,724,200 shares of its common shares However, 8,000,000 of these shares were then immediately purchased by the Company for cash consideration of $100,000 and cancelled.

Between August 14, 2013 and September 19 2013, the Company issued a further 266,000 shares of its common stock for cash consideration of $1.00 per share.  Each of these shares has a Series A warrant attached with an exercise price of $10.00.  The company may force this exercise at any time, as the requirement for 10 days of consecutive trading at a price at or greater than $10 has already been met.

On December 9, 2014, the Company issued 40,000 shares of stock in return for professional services.

On December 27, 2014, the Company issued convertible notes with an allocation of 10,600 warrants to the placement agent.  Each warrant entitles the agent to purchase a share of stock at $5 per share.  The derivative effect of this feature has been calculated and included in the table in Note 6, with a note discount of $21,271.

At December 31, 2013, the Company had 15,137,200 shares of its common stock issued and outstanding.

	Common Stock	Warrants
June 5, 2013 (Inception)	-	-
Issued for cash proceeds of $985,400	13,373,000	973,000
Issued as part of exchange agreement	9,724,200
Terminated as part of exchange agreement	(8,000,000)
Issued as compensation under a consulting agreement	40,000	-
Warrants issued to placement agent	-	10,600
December 31, 2013	15,137,200	983,600

The following table summarizes information about warrants outstanding December 31, 2013:

Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants In Months	Date of Expiration
$5.00	10,600	58	10/31/2018
$1.00	973,000	31	7/31/2016
$1.04	983,600	31.3

10. INCOME TAXES

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

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Inception (June 5, 2013) to December 31, 2013
Deferred tax attributed:
Net operating loss carryover	$(241,727)
Less: change in valuation allowance	$(241,727)
Net deferred tax asset	$-

At December 31, 2013 the Company had an unused net operating loss carry-forward approximating ($710,962) that is available to offset future taxable income; the loss carry-forward will expire in 2033.

 11. SUBSEQUENT EVENTS

On January 5, 2014, we required 1,750,000 shares of stock of our stock for no consideration and returned these shares to our authorized share count.

On January 21, 2014 we signed an agreement with Full Circle Capital Corporation, a closed-end investment company.  The agreement provides that Full Circle will initially provide $7.5 million to us in the form of Senior Secured Convertible Notes, subject to certain conditions.  We can borrow an additional $22.5 million with the mutual agreement of us and Full Circle.

At least 95% of the loan proceeds will be used to acquire properties which will lease to licensed marijuana growers.

   Full Circle will provide us with the $7.5 million when:

●	Full Circle agrees on the location of property to be purchased;
●	The property’s appraised value is satisfactory to Full Circle;
●	A Phase I environmental inspection is completed to the satisfaction of Full Circle; and
●	We are able to provide a first priority lien on the property to Full Circle.

We can borrow an additional $22.5 million on terms acceptable to us and Full Circle.
The six-year loan will be secured by real estate acquired with the loan proceeds and will require interest-only payments at a rate of 12% per year.

The initial loan can, at any time, be converted into shares of our common stock at a conversion price of $5.00 per share.  It is contemplated that further advances will be convertible at 110% of the market price of our stock on the day of advance, or the ten-day volume-weighted average price prior to the day of advance, whichever is lower.

The funding of the loan is subject to the execution of additional documents between the parties.

Full Circle also purchased, for $500,000, warrants which allow Full Circle to purchase up to 1,000,000 shares of our common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share.

On January 29, 2014, the Company issued $1,605,000 worth of 12% convertible notes, convertible at $5 per share.  These notes mature on October 31, 2018.  The note holder may convert at any time and the Company has the right to force conversion any time after December 31, 2015 provided the stock price trades above $10 per share for 20 consecutive trading days.

Except for our agreement with Full Circle, we do not have any commitments or arrangements from any person to provide us with any additional capital.  We may not be successful in raising the capital we will need.

On March 27, 2014 the SEC issued a trading halt order on our stock, and issued a statement that they were investigating affiliated shareholders that may have made illegal sales of stock.  The order was not directed at the management of the Company and is considered a private investigation.  The stock began trading again unlisted on the OTC on April 10, 2014.

On April 4, 2014, the Company entered into a three year lease agreement to lease 3,000 square feet for an annual rate of $24,000, paid monthly.

The Company has evaluated all subsequent events through the date these financial statements were issued. Other than those set out above, there have been no subsequent events after December 31,

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED CANNABIS SOLUTIONS, INC.

Date: April 15, 2014	By:	/s/ Robert Frichtel
Robert Frichtel, Chief Executive Officer
Title

	By:	/s/ Christopher Taylor
Christopher Taylor, Principal Financial and Accounting Officer