Form 10-K/A
period 2013-12-31
Advanced Cannabis Solutions, Inc.
filed 2014-04-22
CIK 1477009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

Explanatory Note

This Amendment No. 1 (this "Amendment") to our Annual Report on Form 10-K for the period ended December 31, 2013, originally filed with the Securities and Exchange Commission on April 15, 2014 (the "Original Form 10-K"), is being filed to furnish Exhibit 101 to the Original Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

In addition, the Amendment is being filed to add narrative in the following sections:  Part I, Item 1,  Part II, Items 5, 7, and 9A, and Part III, Item 11.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the footnote disclosures and financial statements contained in the Form 10-K.

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

On January 1, 2014, adult Colorado citizens and visiting adults were able to purchase marijuana without any medical licenses.
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

Th e property is zoned for growing marijuana and is leased to a medical marijuana grower until December 31, 2022.  The monthly rent on this property is as follows:

Month (1)	Rent
1	0
2-6	$4,500
7-12	$15,492
13-18	$15,670
19-24	$9,031
25-36	$9,584
37-48	$9,396
49-60	$9,584
61-72	$9,775
73-84	$9,971
85-95	$10,170
96-_	$14,670

(1)	Beginning January 1, 2014

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

While the national regulated cannabis market is estimated to be $1.5 billion annually, many experts expect it to reach $30 billion by 2018 as additional states approve cannabis use for its citizens

According to the Colorado Department of Revenue, Colorado’s marijuana industry reported $45 million in recreational and medical marijuana in sales in January 2014, putting marijuana sales on pace to exceed $540 million for the year ending December 31, 2014.

The national regulated marijuana market is estimated to be between $2 -$3 billion in 2014 and is expected to increase to $6 billion by 2018.

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

At least 95% of the loan proceeds will be used to acquire properties which we will lease to licensed marijuana growers.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404.A. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Compensation Committee.   Interlocks and Insider Participation.  Robert Frichtel, our only director, acts as our compensation committee.  During the year ended December 31, 2013 none of our officers was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

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

ADVANCED CANNABIS SOLUTIONS, INC.

Date: April 22, 2014	By:	/s/ Robert Frichtel
Robert Frichtel, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Frichtel	Principal Executive Officer, and a Director	April 22, 2014
Robert Frichtel

/s/ Christopher Taylor	Principal Financial and Accounting Officer	April 22, 2014
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