Form 10-K/A
period 2013-12-31
Advanced Cannabis Solutions, Inc.
filed 2014-04-29
CIK 1477009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

The purpose of this Amendment No. 2 to the Company's Report of Form 10-K for the year ended December 31, 2013, is to amend certain disclosures in the 10-K Report filed on April 15, 2014.

ADVANCED CANNABIS SOLUTIONS, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1.  BUSINESS

History

Advanced Cannabis Solutions, Inc. (“ACS”, “the Company” “we” or “us”) was incorporated in Colorado on November 12, 1987 under the name Promap Corporation. The Company was originally formed to provide hard copy and digital format oil and gas production maps for the oil and gas industry in the United States and Canada.

On August 14, 2013, the Company acquired 94% of the issued and outstanding share capital of Advanced Cannabis Solutions (“ACS”) in exchange for 12,400,000 shares of its common stock. (“the Share Exchange Agreement”).

ACS was incorporated in Colorado on June 5, 2013. As a development-stage company, ACS plans to provide real estate leasing services to the regulated cannabis industry throughout the United States by purchasing real estate assets and leasing growing space and related facilities to licensed marijuana growers and dispensary owners for their operations.  In addition, ACS plans to provide a variety of ancillary services to the industry, including the development of a proprietary line of grow mediums and plant nutrient lines, product tracking technology, and comprehensive consulting services to current and future cannabis entrepreneurs.

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

The Company changed its  trading symbol to CANN.

We have two wholly owned subsidiaries: ACS Colorado Corp and Advanced Cannabis Solutions Corporation.  Unless otherwise indicated all references to us include the operations of ACS Colorado Corp and Advanced Cannabis Solutions Corporation.  Advanced Cannabis Solutions Corporation has one wholly owned subsidiary: ACS Corp.

On November 19, 2013 we acquired the remaining 6% of the share capital of Advanced Cannabis Solutions in exchange for 973,000 shares of our common stock.

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

The property is zoned for growing marijuana and is leased to a medical marijuana grower until December 31, 2022.  The monthly rent on this property is:

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

As of April 15, 2014, 22 states and the District of Columbia allowed its citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading of our stock on the OTC Bulletin Board began on August 15, 2013, was suspended on March 28, 2014 due to a suspension of trading order issued by the Securities and Exchange Commission, and resumed on April 10, 2014. As of April 15, 2014, we were trading under the symbol “CANN” on an unsolicited basis in the over-the-counter markets.

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

The acquisition of Advanced Cannabis Solutions was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisition.  Under this type of accounting ACS is considered to have acquired us.  Consequently, ACS’ financial results are disclosed for the period of inception (June 5, 2013) through December 31, 2013, while our financial results have only been consolidated with those of ACS from August 14, 2013, forward.

Results of Operations

Period of inception (June 5, 2013) through December 31, 2013

The Company had no revenues for the period from inception through December 31, 2013.  This lack of revenue was primarily due to the development stage status of the Company.

Our general and administrative expenses were $53,265 for the period from inception to December 31, 2013. The expenses were related to travel, conference fees, and memberships.

Our payroll expenses were $108,588 for the period from inception to December 31, 2013.  These expenses consisted of two officers salaries and wages for a part-time administrative employee.

Our professional fees expenses were $391,132 for the period from inception to December 31, 2013.  These payments consisted of $86,854 of legal fees, $21,491 of accounting fees, and $256,175 of consulting fees related to the formation and start-up of the Company.  The consulting fees consisted of $64,000 paid to a contractor, who provided capital formation advice, and the balance was used for professional assistance in the formation of the company.

Our office expenses were $8,269 for the period from inception to December 31, 2013.  These expenses paid for our monthly rent and miscellaneous office supplies.

We had a loss on an option of $150,000 that we had acquired to purchase real estate in Boulder, Colorado.  The option expired, unexercised, and consequently we wrote off the full cost of the option.

Liquidity and Capital Resources

Our sources and (uses) of funds for the period from inception through December 31, 2013 are shown below:

Net cash provided by (used in) operations	(821,183)
Purchase and cancellation of common stock	(100,000)
Purchase of option to acquire real property	(150,000)
Purchase of property	282,753
Sale of common stock and warrants	985,400
Sale of convertible notes	466,400

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

Operating Activities

We used cash of $479,200 in respect of our continuing operations in the period from June 5, 2013 (inception) through December 31, 2013 to fund the costs associated with being a development stage company.

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

In August 2013 we purchased 8,000,000 shares of our common stock from a former officer for $100,000 and caused these shares to be returned to treasury and cancelled.

During August and September 2013, we sold 973,000 units at a price of $1.00 per unit.  Each unit consisted of one share of our common stock and one Series A warrant.  Each Series A warrant entitles the holder to purchase one share of our common stock at a price of $10.00 per share.

During December 7, 2013 and January 2014  we sold convertible promissory notes in the principal amount of $2,135,000 to  34 accredited investors.  The notes bear interest at 12% per year, payable quarterly, mature on October 31, 2018 and are convertible into shares of our commons stock, initially at a conversion price of $5.00 per share.  We paid commissions and other debt issuance expenses of $66,140.

On January 21, 2014 we signed an agreement with Full Circle Capital Corporation, a closed-end investment company. The agreement provides that Full Circle will initially provide $7.5 million to us in the form of Senior Secured Convertible Notes.

At least 95% of the loan proceeds will be used to acquire properties which we will lease to licensed marijuana growers.

Full Circle will provide us with the $7.5 million when:

●	Full Circle agrees on the location of property to be purchased;
●	The property’s appraised value is satisfactory to Full Circle;
●	A Phase I environmental inspection is completed to the satisfaction of Full Circle; and
●	We are able to provide a first priority lien on the property to Full Circle.

We can borrow an additional $22.5 million on terms acceptable to us and Full Circle.

Other than as disclosed above, we do not know of any:

●	Trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

●	Trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in liquidity; or

●	Significant changes in expected sources and uses of cash.

Contractual Obligations

The following shows our contractual obligations at December 31, 2013, which have been adjusted to reflect the convertible note we had in January 2014.

	Amounts Due in
Description	Total	2014	2015	2016	2017	2018	Thereafter
12% convertible notes	$530,000	-	-	-	-	$2,135,000	$-
Mortgage on Pueblo Building	$236,173	$20,088	$20,088	$20,088	$20,088	$20,088	$135,733
Office Rental	$1,000	$1,000	$-	$-	$-	$-	$-

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

See our 8-K Report filed on September 30, 2013 for more information concerning our change in accountants.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Ronald Chadwick, CPA served as our independent registered public accountant for the year ended December 31, 2012. The following table shows the aggregate fees billed by Ronald Chadwick to us for the periods shown.

	Years Ended December 31,
	2013	2012
Audit Fees	-	$8.500
Audit-Related Fees
Tax Fees
All Other Fees

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

See Accompanying Notes to Financial Statements

ADVANCED CANNABIS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

	From Inception (June 5, 2013) to December 31 2013	From Inception (June 5, 2013) to December 31, 2013
Revenues	$-	$-
Cost of goods sold	-	-
Gross Revenues	-	-

Operating expenses
General and administrative	53,265	53,265
Payroll	108,588	108,588
Professional fees	391,132	391,132
Office expense	8,269	8,269
Loss on expired option to acquire real estate	150,000	150,000
Total operating expenses	(711,254)	(711,254)
Net loss from continuing operations

Discontinued operations
Income from discontinued operations (including $0 gain on disposal)	1,957	1,957

Other income (expense)
Interest expense	(871)	(871)
Amortization of debt discount	(794)	(794)
Total other income (expense)	(1,665)	(1,665)

Net loss	$(710,962)	$(710,962)

Weighted average number of common shares o utstanding – basic and fully diluted	14,026,127	14,026,127

Net loss per share – basic and fully diluted
From continuing operations	$(0.05)	$(0.05)
From discontinued operations	0.00 *	0.00 *
Net loss per share – basic and fully diluted	$(0.05)	$(0.05)

* Denotes less than $0.01 per share.

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

See Accompanying Notes to Financial Statements.

ADVANCED CANNABIS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM INCEPTION ( JUNE 5, 2013) TO DECEMBER 31, 2013

1. NATURE OF OPERATIONS, HISTORY AND PRESENTATION:

Nature of Operations

Promap Corporation (“Promap”, “the Company” “we” or “us”) was incorporated in the State of Colorado on November 12, 1987. Prior to December 31, 2013, t he Company  was an independent GIS and custom draft energy mapping company for the oil and gas industry in the United States and Canada.  The Company provided hard copy and digital format oil and gas production maps which cover various geologic basins in numerous areas including:  Denver Basin, Powder River Basin, Michigan Basin, Williston Basin, Arkoma Basin, Illinois Basin, Cincinnati Arch, Uintah - Piceance Basins and The Nevada Basin.  The Company also provided maps of the North American Coal Basin and Coal Bed Methane Activity and North American Devonian - Mississippian Shale Map with detailed pipeline locations.

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

Development Stage Company

The Company is a development stage company in accordance with Financial Accounting Standards Codification (“ASC”) 915 "Development Stage Entities".  Among  the  disclosures  required  as  a development  stage company are that  the Company's  financial  statements  are identified as those of a development  stage  company,  and that the  statements of operations, stockholders'  deficit and cash flows  disclose  activity  since the date of our Inception (June 5, 2013) as a development stage company.

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

Accounts receivable

The Company reviews accounts receivables periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

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

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial instruments .

Our financial instruments consist of prepaid expenses, accounts payable and accrued liabilities and convertible notes payable and  approximate their fair value because of the short-term maturities of these instruments or bear market rates of interest.

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

The acquisition has been accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisition. Under reverse acquisition accounting, ACS, the legal acquiree, is treated as the accounting acquirer of the Company. Consequently, CSA financial results are disclosed for all periods presented, while the Company’s financial results have only been consolidated with those of the existing ACS business from August 14, 2013 onward. All outstanding shares have been restated to reflect the effect of the Agreement.

The following table summarizes the estimated fair values of the Company’s assets acquired and liabilities assumed by the existing ASC business as on August 14, 2013:

Cash	$1,790
Accounts receivable	8,370
Accounts payable	(20,823)
The fair value of the company’s net liabilities at the August 14, 2013 recapitalization	$(10,663)

5. DISCONTINUED OPERATIONS

Prior to December 31, 2013, the Company provided hard copy and digital format oil and gas production maps for the oil and gas industry. On December 31, 2013, the Company sold its oil and gas mapping business to its former Chief Executive Officer in consideration for his agreement to assume all liabilities associated with the mapping business. At the time of the transfer, the mapping business had assets of $2,729 and liabilities of $2,277. The Company recognized a loss on the transfer of $452 which was charged to equity.

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

8 ½% Convertible Note Payable

The Company executed a mortgage on their Pueblo West property in the amount of $170,000 at 8 ½% interest amortized over  15  years with a maturity date of  December 31, 2018 .  This note is convertible at any time at $5.00 per share.

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

The table below summarizes our Convertible Notes activity during the year ended December 31, 2013:

	Convertible Notes Payable	Debt Discount		Convertible Notes Payable, Net
June 5, 2013 (Inception)	$-		$-	$-
Proceeds from issuance of convertible debt
12% convertible notes issued December 27,2013	530,000		(278,853)	251,147
8% convertible notes issued December 31,2013	170,000		(77,104)	92,896
Amortization of debt discount	-		794	794
Total	700,000		(355,163)	344,837
Current portion of debt	(5,356)		2,426	(2,930)
Long term portion at December 31, 2013	$694,644	$	(352,737)	$341,907

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

Between July 11, 2013 and August 8, 2013, the Company  sold 707,000 shares of its common stock for cash consideration of $1.00 per share.  Each of these shares has a Series A warrant attached with an exercise price of $10.00.  The company may force this exercise at any time, as the requirement for 10 days of consecutive trading at a price at or greater than $10 has already been met.

On August 14, 2013, following the reverse merger of ACS with the Company, existing shareholders of the Company owned 9,724,200 shares of its common shares However, 8,000,000 of these shares were then immediately purchased by the Company for cash consideration of $100,000 and cancelled.

Between August 14, 2013 and September 19 2013, the Company  sold a further 266,000 shares of its common stock for cash consideration of $1.00 per share.  Each of these shares has a Series A warrant attached with an exercise price of $10.00.  The company may force this exercise at any time, as the requirement for 10 days of consecutive trading at a price at or greater than $10 has already been met.

On December 9, 2014, the Company issued 40,000 shares of stock in return for professional services.

On December 27, 2014, the Company issued 10,600 warrants to the placement agent for our convertible note offering .  Each warrant entitles the agent to purchase a one  share of  our common stock at a price of $5 per share.  The derivative effect of this feature has been calculated and included in the table in Note 6, with a note discount of $21,271.

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

 11. SUBSEQUENT EVENTS

On January 5, 2014, we  acquired 1,750,000 shares of our common  stock for no consideration and returned these shares to the status of authorized but unissued shares .

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

On January 29, 2014, the Company  sold $1,605,000 worth of 12% convertible notes, convertible at $5 per share.  These notes mature on October 31, 2018.  The note holder may convert at any time and the Company has the right to force conversion any time after December 31, 2015 provided the stock price trades above $10 per share for 20 consecutive trading days.

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

ADVANCED CANNABIS SOLUTIONS, INC.

Date: April 29, 2014	By:	/s/ Robert Frichtel
Robert Frichtel, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Frichtel	Principal Executive Officer, and a Director	April 29, 2014
Robert Frichtel

/s/ Christopher Taylor	Principal Financial and Accounting Officer	April 29, 2014
Christopher Taylor