Form 10-Q
period 2014-03-31
Advanced Cannabis Solutions, Inc.
filed 2014-05-15
CIK 1477009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended March 31, 2014.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

ADVANCED CANNABIS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-8096131
(State of incorporation)	(IRS Employer Identification No.)

4445 Northpark Drive, Suite 102
Colorado Springs, CO 80907
(Address of principal executive offices) (Zip Code)

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

Large accelerated filer  ☐                     Accelerated filer     ☐
Non-accelerated filer    ☐                     Smaller reporting company     ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes   ☑  No

At  May, 14, 2014, there were 13,438,933  issued and outstanding shares of the Company’s common stock.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions.  All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.  If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

ADVANCED CANNABIS SOLUTIONS, INC.
FORM 10-Q

ADVANCED CANNABIS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS

Current Assets
Cash	$1,884,866	$427,436
Accounts receivable (net of allowance for doubtful accounts)	67,219	1,595
Prepaid expenses	7,952	649
Total current assets	1,960,037	429,680

Property and equipment, net	457,887	452,753
Other assets, financing payments	115,000	-
Total Assets	$2,532,925	$882,433

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$32,019	$42,341
Accrued interest expense, notes payable	-	871
Convertible notes payable (net debt discount) – current portion	5,927	5,356
Total current liabilities	37,946	48,568
Long Term Liabilities
Convertible notes payable (net of debt discount)	220,766	339,481
Tenant Liabilities	1,250	1,250
Total Long Term Liabilities	222,016	340,731

Total Liabilities	259,962	389,299
Commitments and Contingencies
Stockholders' Equity
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at March 31, 2014	$--	$--

Common Stock, no par value; 100,000,000 shares authorized; 13,438,933 shares and 15,137,200 shares issued and outstanding on March 31, 2014 and December 31, 2013, respectively		1,204,096
	3,566,015

Deficit accumulated during development stage	(1,293,052)	(710,962)
Total Stockholders' Equity	2,272,963	493,134
Total Liabilities & Stockholders' Equity	$2,532,925	$882,433

See Accompanying Notes to Financial Statements.

ADVANCED CANNABIS SOLUTIONS. INC.
( A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2014 (Unaudited)	From Inception (June 5, 2013) to March 31, 2014 (unaudited)
Revenues
Tenant rentals	$28,765	$28,765
Consulting fees	20,000	20,000
Total revenues	48,765	48,765

Operating expenses:
General and administrative	54,476	107,741
Payroll and related	105,135	213,723
Professional fees	82,516	473,648
Office expense	7,689	15,958
Loss on expired option to acquire real estate	-	150,000
Depreciation	3,116	3,116
Total operating expenses	252,932	964,186

Income (loss) from continuing operations	(204,167)	(915,421)

Income from discontinued operations	-	1,957
Other income (expense):
Other income, gain on capital contribution	1,750	1,750
Amortization of debt discount	(330,399)	(331,193)
Interest expense	(49,274)	(50,145)

Income (loss) before provision for income taxes	(582,090)	(1,293,052)

Provision for income tax	-	-

Net income (loss)	$(582,090)	$(1,293,052)
Weighted average number of common shares outstanding –basic and fully diluted	13,659,422	14,211,043

Net income (loss) per share-basic and diluted:
From continuing operations	$(.04)	(.09)
From discontinued operations	0.0	0.0
Net loss per share-basic and diluted	$(.04)	$(.09)

See Accompanying Notes to Financial Statements

ADVANCED CANNABIS SOLUTIONS. INC.
( A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014	From Inception (June 5, 2013) to March 31, 2014

Cash Flows Provided By (Used In) Operating Activities:
Net income (loss)	$(582,090)	$(1,293,052)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on expired option to acquire property	-	150,000
Depreciation	3,116	3,116
Amortization of debt discount	330,399	331,193
Non-cash interest expense paid with stock issuance	3,669	3,669
Issuance of stock compensation	-	40,000
Other income from capital adjustment	(1,750)	(1,750)
Changes in operating assets and liabilities
(Increase ) / decrease in accounts receivable	(65,624)	(67,868)
(Increase)/ decrease in prepaid and other assets	(7,303)	(7,303)
Increase / (decrease) in accounts payable, accrued expenses	(11,194)	32,018
Net cash provided by (used for) operating activities	(330,777)	(809,977)

Cash Flows Provided By (Used In) Investing Activities:
Acquisition of property and equipment	(8,250)	(291,003)
Purchase of option to acquire real estate	-	(150,000)
Net cash provided by (used for) investing Activities	(8,250)	(441,003)

Cash Flows Provided By (Used In) Financing Activities:
Purchase and cancellation of shares of common stock	-	(100,000)
Sales of common stock for cash consideration	-	985,400
Proceeds from exercise of warrants	400,000	400,000
Debt to common share conversion	(943)	(943)
Proceeds from borrowings	1,605,000	2,135,000
(Increase)/decrease in other non-current assets	(15,000)	(15,000)
Debt acquisition costs increase	(192,600)	(258,740)
Net cash provided by (used for) financing Activities	1,796,457	3,145,717
Cash Flows (Used in) Discontinued Operations:
Net cash flows from discontinued operations	-	(9,871)
Net cash (used) in discontinued operations	-	(9,871)

Net Increase (Decrease) In Cash	$1,457,430	$1,884,866

Cash At The Beginning Of The Period	$427,436	$0

Cash At The End Of The Period	$1,884,866	$1,884,866

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$46,476	$46,476
Cash paid for income tax	$0	$0
Supplemental Disclosure on non-cash financing activities:
Net liabilities on transfer of subsidiary	$-	$10,663
Cancellation of shares of stock	$-	$100,000
Issuance of common shares for services	$-	$40,000
Net assets transferred on disposal-mapping division	$-	$452
Purchase of property with mortgage	$-	$170,000
Debt to common share conversion	$255,000	$255,000
Common stock issued in lieu of debt interest	$3,669	$3,669

See Accompanying Notes to Financial Statements.

ADVANCED CANABIS SOLUTIONS. INC. ( A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE PERIOD FROM INCEPTION (JUNE 5, 2013) TO March 31, 2014

	Common Stock
	Shares	Amount	Deficit Accumulated During Development Stage	Total Shareholders’ Equity

Balance, June 30, 2013 (unaudited)	-	$-	$-	$-
Common stock issued for cash at $0.0001 per share, June 30, 2013	12,400,000	12,400	-	12,400
Common stock issued for cash at $1.00 per share, July 11-August 8, 2013	707,000	707,000	-	707,000
Recapitalization on August 14, 2013	9,724,200	(10,663)	-	(10,663)
Purchase and cancellation of shares of common stock on August 14, 2013	(8,000,000)	(100,000)		(100,000)
Common stock issued for cash at $1.00 per share, August 14 through September 19, 2013	266,000	266,000	-	266,000
Common stock issued for services on December 9, 2013	40,000	40,000	-	40,000
Discount on convertible notes issued December 27, 2013	-	289,811	-	289,811
Loss on sale of mapping business to related party	-	(452)	-	(452)
Net loss for the year ended December 31, 2013	-	-	(710,962)	(710,962)
Balance, December 31 , 2013 (unaudited)	15,137,200	$1,204,096	$(710,962)	$493,134

Re- acquired common shares on January 5, 2014	(1,750,000)	(1,750)	-	(1,750)
Warrants sold to Full Circle January, 2014 in financing transaction		500,000		500,000
Discount on convertible notes issued January 29, 2014		1,605,000		1,605,000
Issuance of common shares in	51,733	258,669		258,669
Net loss for three months ended March 31, 2014			(582,090)	(582,090)
Balance March 31, 2014 (unaudited)	13,438,933	$3,566,015	$(1,293,052)	$2,272,963

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

Our initial focus will be on opportunities within Colorado, which has allowed its citizens to use medical marijuana since 2000.  Voters in Colorado approved a ballot measure in November 2013 to legalize marijuana for adult use.   Starting Jan 1, 2014, adult Colorado citizens and visiting adults are able to purchase certain quantities of marijuana without any medical licenses.  Several studies have predicted that the retail cannabis market in Colorado will increase from $200 million annually to over $900 million after the new law takes effect.  While the national regulated cannabis market is estimated to be $1.5 billion annually, many experts expect it to reach $30 billion by 2018 as additional states approve cannabis use for its citizens.

While ACS does not grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, nor does it intend to do so in the future, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

Reverse merger

Promap Corporation (“Promap”, “the Company” “we” or ”us”) was incorporated in the State of Colorado on November 12, 1987. The Company is an independent GIS and custom draft energy mapping company for the oil and gas industry in the United States and Canada.  The Company provides hard copy and digital format oil and gas production maps which cover various geologic basins in numerous areas including:  Denver Basin, Powder River Basin, Michigan Basin, Williston Basin, Arkoma Basin, Illinois Basin, Cincinnati Arch, Uintah - Piceance Basins and The Nevada Basin.  The Company also provides maps of the North American Coal Basin and Coal Bed Methane Activity and North American Devonian - Mississippian Shale Map with detailed pipeline locations.

On August 14, 2013, the Company acquired 94% of the issued and outstanding share capital of Advanced Cannabis Solutions (“ACS”) (“the Share Exchange Agreement”), a development-stage company, planning to provide real estate leasing services to the regulated cannabis industry throughout the United States.  On November 19, 2013, we acquired the remaining 6% of the share capital of Advanced Cannabis Solutions, Inc.  It is planned that the ongoing Company operations will focus on ACS’ business plan as its core activity and operate under the name Advanced Cannabis Solutions, Inc. (“ACS”).  The Company has completed a change in trading symbol to CANN (OTCBB) and has completed its official name change.  In December, 2013 the previous oil and gas mapping operations of Promap, as noted above, were sold to the former CEO of Promap.

The Share Exchange Agreement has been accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisition. Under reverse acquisition accounting, ACS, the legal acquired entity, is treated as the accounting acquirer of the Company. Consequently, ACS’ financial results are disclosed for all periods presented, while the Company’s financial results have only been consolidated with those of the existing ACS business from August 14, 2013 onward. All outstanding shares have been restated to reflect the effect of the Agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the results of ACS for all periods presented and for the Company from August 14, 2013 onwards. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article 8 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the Inception to Date period ended December 31, 2013 (the “2013 Annual Report”), as amended, filed with the Commission on April 29, 2014. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results of operations for a full year.

Development Stage Operations

ACS has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to business development.  Revenues to date have been insignificant to the overall business plan.

Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses and had negative operating cash flow since its inception.  To the extent that the Company experiences negative cash flows in the future, it will continue to require additional capital to fund operations.  Thus far, the Company has obtained additional capital investments under various debt and common stock issuances.  Although management continues to pursue its financing plans, there is no assurance that the Company will be successful in generating sufficient revenues to provide positive cash flows or that financing at acceptable terms, if at all, will be available to maintain its operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the related notes at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. All cash is maintained with major financial institutions in the United States.  Deposits may exceed the amount of insurance provided on such deposits.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Accounts receivable are primarily contract-based billings to tenants.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

We review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Maintenance and repairs of property and equipment are charged to operations as incurred. Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

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

Common stock purchase warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities.  As is consistent with its handling of stock compensation and embedded derivative instruments, the Company’s cost for warrants is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton option-pricing model value method for valuing the impact of the expense associated with these warrants.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from leasing operations is recognized based upon the payment terms within lease contracts, and collectability is reasonably assured.

Advertising costs

Advertising costs are expensed as incurred. No advertising costs were incurred during the three month periods ended March 31, 2014.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding in accordance with FASB ASC 260, “Earnings Per Share.”  Dilutive earnings or loss per share is computed using the weighted average common shares and diluted potential common shares outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

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

Business Segments

During the quarter ended March 31, 2014, the Company operated one reportable business segment – the real estate leasing business.

Recently Issued Accounting Standards

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3.  SHARE EXCHANGE AGREEMENT

On August 14, 2013, pursuant to a Share Exchange Agreement (the “The Share Exchange Agreement”), Promap Corporation (the “Predecessor Company” or “Promap”) acquired approximately 94% of the outstanding common stock of Advanced Cannabis Solutions, Inc. (“ACS”) in exchange for 12,400,000 shares of the Company’s common stock.

In connection with the Share Exchange Agreement:

●
Promap purchased 8,000,000 shares of its outstanding common stock from a former officer of the Company for $100,000.  These shares were then cancelled and returned to the status of authorized but unissued shares;

●	Robert Frichtel was appointed as a director and the Principal Executive and Financial Officer of the Company;

●	Roberto Lopesino was appointed Vice President of the Company; and

●	Steven Tedesco and Robert Carrington, Jr., resigned as officers and directors of Pronap.

As a result of the acquisition, ACS is Promap’s 94% owned subsidiary and the former shareholders of ACS own approximately 88% of Promap’s  common stock.  Promap acquired the remaining outstanding shares of ACS at a later date. The Agreement has been accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisition. Under reverse acquisition accounting, ACS, the legal acquired entity, is treated as the accounting acquirer of the Predecessor Company. Consequently, ACS’ financial results are disclosed for all periods presented, while the Company’s financial results have only been consolidated with those of the existing ACS business from August 14, 2013 onward. All outstanding shares have been restated to reflect the effect of the Agreement.

The following table summarizes the estimated fair values of Promap’s assets acquired and liabilities assumed by the existing ASC business as on August 14, 2013:

Cash	$1,790
Accounts receivable	8,370
Accounts payable	(20,823)
The fair value of Promap's net liabilities at the August 14, 2013 recapitalization	$(10,663)

4.  ACCOUNTS RECEIVABLE

	March 31, 2014	December 31, 2013
Accounts receivable consist of:
Contract based rent amounts due from tenant	$19,764	$-
Contract based billings re-billed to tenant for facility improvements	47,455	1,595
Rent receivables are not past due at March 31, 2014 based on terms of payment within the lease contract.	$67,219	$1,595

5.  PROPERTY AND EQUIPMENT

On December 31, 2013 the Company purchased a property in Pueblo County, Colorado for  $450,000.  The property, which is located in a suburb of Pueblo, consists of approximately three acres of undeveloped land, a 5,000 square foot steel building, and a parking lot. The purchase price was allocated $12,340 for land and $437,660 for buildings and related equipment.

The purchase price was paid for cash of $280,000 and a promissory note in the principal of $170,000.  The note bears interest at 8.5% interest per annum and is payable in monthly installments, including principal and interest, in the amount of $1,674.  All unpaid principal and interest is due December 31, 2018.

The property is zoned for growing marijuana and is leased to a licensed medical marijuana grower through December 31, 2022 on a triple net lease basis. The Company has agreed with the tenant to begin construction of a light deprivation greenhouse on the property at a cost not to exceed $400,000, with construction scheduled to begin in the second quarter of 2014.

The Company has purchased additional fixtures used in its operations in the first quarter of 2014.  Depreciation on the Pueblo building facility began effective January 1, 2014.  Depreciation is calculated on a straight line basis over 30 years.  Accumulated depreciation as of March 31, 2014 is equal to $3,116.

The following table summarizes Property and Equipment and Related Accumulated Depreciation
	March 31, 2014	December 31, 2013
Land	$12,340	$12,340
Buildings and Equipment	448,663	440,413
	461,003	452,753
Less: Accumulated Depreciation	(3,116)	-
Property and Equipment, net	$457,887	$452,753

6.  CONVERTIBLE NOTES PAYABLE

12% Convertible notes

The Company issued $530,000 in convertible notes on December 27, 2013.  These notes have an interest rate of 12%, paid quarterly, and mature on October 31, 2018.  They are convertible at any time on or before the maturity date at $5 per common share.  After November 1, 2015, the Company can force conversion of these notes if the trading stock price has exceeded $10 for 20 consecutive trading  days .

The Company paid commission of $63,613 and incurred other debt issuance costs of $2,540.  The Company also issued 10,600 common stock warrants with an exercise price of $5 per share as further compensation to the broker-dealer who placed the issue.

We valued the convertible feature of this issue of 12% notes and the warrants issued to the broker-dealer using the Black-Scholes valuation model, assuming an expected life of 4.8 years, an annual volatility factor of 127%, a risk free interest rate of 1.65%, and $0 dividends.  The debt discount on these convertible notes payable will be amortized over the life of the notes from December 27, 2013 through October 31, 2018 on a straight line basis that approximates the effective interest method.

The Company issued and additional $1,605,000 in convertible notes on January 29, 2014 to a group of accredited investors.  These notes have an interest rate of 12%, paid quarterly, and mature on October 31, 2018. We valued the convertible feature of the notes and the warrants issued to the broker-dealer using the Black-Scholes valuation model, assuming an expected life of 3.76 years, and annual volatility factor of 171%, a risk free interest rate of 1.80% and $0 dividends.  Based upon the calculation, 100% of the value of the issue was allocated to the conversion factor.  The debt discount on outstanding convertible notes payable will be amortized over the life of these notes from January 29, 2014 through October 31, 2018 on a straight line basis that approximates the effective interest method. They are convertible at any time on or before the maturity date at $5 per common share.  The Company can force conversion of these notes if the trading stock price has exceeded $10 per share for 20 consecutive trading days.

The Company paid a commission of $160,500 and other debt issuance costs of $32,100.  The Company also issued 42,100 common stock warrants with and exercise price of $5 per share as further compensation to the broker-dealer who placed the issue.

8 1/2% Convertible note

The Company executed a mortgage on their Pueblo West property in the amount of $170,000 at 8 1/2% on December 31, 2013, amortizable over 15 years with a maturity date of December 31, 2018.  The note is convertible at any time on or before the maturity date at $5 per common share.

We valued the convertible feature of the 8 1/2% Convertible note payable using the Black-Scholes valuation model, assuming an expected life of 4.8 years, an annual volatility factor of 104%, a risk free interest rate of 1.65%, and $0 dividends.  The debt discount on this convertible noted will be amortized over the life of the note from January 1, 2014 through December 31, 2018 on a straight line basis for unamortized principal that approximates the effective interest method. The note calls for a balloon payment of principal and accrued interest at December 31, 2018.
Convertible notes payable
	Principal		Loan	Accrued
	Balance		Discount	Interest	Total
December 31, 2013	$700,000		$(355,163)	$871	$345,708
Issued in the period	1,605,000		(1,605,000)	-	-
Converted into shares of common stock	(255,000)		255,000	-	-
Amortization of loan discount/issuance costs	-		75,399	-	75,399
Payment of loan principal	(943)		-	-	(943)
Note issuance costs on convertible debt			(192,600)	-	(192,600)
Interest accrued during period	-		-	49,274	49,274
Interest paid during period-cash payments	-			(46,476)	(46,476)
Interest paid in stock issued	-		-	(3,669)	(3,669)
March 31, 2014	$2,049,057		$(1,822,364)	$-	$226,693
Less: Current portion	(5,927	)(1)			(5,927)
Long-term debt	$2,043,130		$(1,822,364)	-	$220,766

(1) Current portion of debt discount at March 31, 2014 is additive to net notes payable due to following 12 month discount amortization relates to assumed note maturity date at October 31, 2018 compared to note balance amortization in same period based upon 15-year assumed amortization period.   Only the current portion of long-term debt is included to indicate that the debt discount current portion remains in the long-term total on the balance sheet and will be amortized by the 2018 call date.

7.  LONG-TERM FINANCING COMMITMENT

On January 21, 2014, we signed an agreement with Full Circle Capital Corporation (Full Circle), a closed-end investment company.  The agreement provides that Full Circle will initially provide $7.5 million to us in the form of Senior Secured Convertible Notes, subject to certain named conditions.  We can borrow an additional $22.5 million with the mutual agreement of Full Circle and ourselves.

At least 95% of any loan proceeds will be used to acquire properties which we will lease to licensed marijuana growers.
Full Circle will provide us with the initial $7.5 million when:

     ●  Full Circle agrees on the location of property to be purchased;
     ●  The specified property’s appraised value is satisfactory to Full Circle;
     ●  A Phase I environmental inspection is completed to the satisfaction of Full Circle; and
     ●  We are able to provide a first priority lien on the property in favor of Full Circle.

We can borrow an additional $22.5 million on terms acceptable to Full Circle and ourselves.
The six-year loan(s) will be secured by real estate acquired with the loan proceeds and will require interest-only payments at a rate of 12% a year, payable monthly.

The initial loan can, at any time, be converted into shares of our common stock at a conversion price of $5 per common share.  It is contemplated that further advances will be convertible at 110% of the market price of our stock on the day of any advance, or the ten-day volume-weighted average price prior to the day of advance, whichever is lower.

The funding of the loan(s) is subject to the execution of additional documents between the parties.

Full Circle also purchased, for $500,000, warrants which allow Full Circle to purchase up to 1,000,000 shares of our common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share.

8.  COMMITMENTS AND CONTINGENCIES:

Operating Leases and Long term Contracts

The Company rents office space for its corporate needs. The Company entered into a month-to-month lease agreement in July 2013 to lease 2,000 square feet for an annual rate of $12,000, paid monthly. This lease was terminated effective April 1, 2014.  The Company entered into a three-year lease agreement effective April 4, 2014 for our corporate offices.  The facility leased is 3,000 square feet with total payments due of $82,600 through March 31, 2017.  We paid $3,000 for the lease of our corporate offices for the quarter ended March 31, 2014.  Additionally, the Company has a second mortgage on its Pueblo property with an outstanding balance at March 31, 2014 of $169,957, with an interest rate of 8 ½% and a 15-year amortization.  The remaining balance on the note is due and payable on December 31, 2018.  The outstanding balances of the second mortgage note can be converted to common stock shares at a conversion rate of $5 per share on or prior to the due date.

See note 7 for detailed description of long-term financing commitment to the Company.

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

On December 9, 2013 the Company issued 40,000 shares of stock in return for professional services.

On December 27, 2013, the Company issued convertible notes with an allocation of 10,600 warrants to the placement agent.  Each warrant entitles the agent to purchase a share of common stock at $5 per share.  The derivative effect of this feature has been calculated and included as debt discount in the amount of $21,271 and is being amortized over a period of 4.8 years.

On January 5, 2014 the Company re-acquired 1,750,000 shares of our common stock for no consideration from existing common stockholders.  The re-acquired shares were returned to our authorized but unissued share account.
On March 31, 2014 the Company issued 51,733 shares of its common stock at a conversion price of $5 per share in exchange for $255,000 in 12% convertible notes plus accrued interest on the notes as tendered by the note holders under their promissory note provisions.

At March 31, 2014, the Company had 13,438,933 shares of its common stock issued and outstanding.  A total of 1,525,700 common stock warrants are issued and outstanding, and are convertible into common shares at conversion rates ranging from $1 to $10 per common share.  Warrants expire on dates ranging from July, 2016 to October, 2018.

The following table summarizes information about warrants outstanding March 31, 2014:

		Weighted Average Life of
	Warrants	Outstanding Warrants in
Exercise Price	Outstanding	Months	Date of Expiration
$5.00	10,600	55	10/31/2018
10.00	973,000	28	7/31/2016
5.50	500,000	34	1/21/2017
5.00	42,100	55	10/31/2018
$2.50	1,525,700	30.9

10. INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”.  Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. If there were any unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

No provision was made for income taxes for the period March 31, 2014.  The Company, from the date of inception, has incurred net operating losses for tax purposes of approximately $438,880.  The net operating loss carry-forward may be used to reduce taxable income through the year 2033.

There was no significant difference between reportable income tax and statutory income tax.  A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot be reasonably assured.  A reconciliation between the income taxes computed in the United States is as follows:

March 31,
2014

Deferred tax asset	$439,637
Valuation allowance	(439,637)
$0

US federal income tax rate	34.00%
Valuation allowance	(34.00)%
Provision for income tax	0.00%

11. BUSINESS SEGMENT REPORTING

 The Company operates one reportable business segments in Colorado Springs, Colorado, as defined by ASC Topic 280:

●	Real estate leasing business – leasing of commercial real estate to cannabis operators.

12. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events in accordance with FASB Accounting Standards Codification Topic 855, Subsequent Events, through May 15, 2014, which is the date these condensed consolidated financial statements were issued.  All subsequent events requiring recognition as of March 31, 2014 have been incorporated into these consolidated financial statements herein.

On April 21, 2014 the Company entered into a lease agreement as a tenant with a third party landlord to lease warehouse space for general corporate purposes for a period effective April 21, 2014 through April 30, 2017.  The total payments called for during the lease period are $38,965 for rent payments.  The lease is considered a “gross lease” and payments include estimated charges for property taxes, property insurance, and common area maintenance.  The Company will be responsible for utilities under the terms of the agreement.

PART I

Item 2. Management's discussion and analysis of financial condition and results of operations

RESULTS OF OPERATION FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014, AND THE PERIOD FROM INCEPTION (JUNE 5, 2013) TO MARCH 31, 2014

This discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements contained in this quarterly report and the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of operations appearing in our Annual Report on Form 10-K for the inception date (June 5, 2013) to December 31, 2013.  The results of operations for an interim period may not give a true indication of results for future interim periods or the year.  In the following discussion, there does not appear a comparison for the three months ended March 31, 2014 with the prior year comparable period, as the Company was formed during the second quarter of 2013.

Overview

Advanced Cannabis Solutions, Inc. (“ACS,” “the Company”, “we” or “us”) is a Colorado corporation. We were incorporated in the State of Colorado on November 12, 1987 under the name Promap Corporation. Promap originally traded an independent GIS and custom draft energy mapping company providing hard copy and digital format oil and gas production maps for the oil and gas industry in the United States and Canada.  Prior to December, 2013 most of the Company’s sales were to a company controlled by our chief executive officer.   On August 14, 2013, Promap acquired 94% of the issued and outstanding share capital of ACS in exchange for 12,400,000 shares of its common stock (see note 3 share Exchange Agreement to these financial statements for a more detailed explanation of the transaction).  On November 19, 2013, we acquired the remaining 6% of the share capital of Advanced Cannabis Solutions, Inc.  On October 1, 2013, we changed our name from Promap Corporation to Advanced Cannabis Solutions, Inc.  The Company has completed a change in trading symbol to CANN (OTCBB).
On December 31, 2013, we sold our oil and gas mapping business to our former Chief Executive Officer in consideration for his agreement to assume all liabilities associated with the mapping business.

The acquisition of Advanced Cannabis Solutions, Inc. was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions.  Under this type of accounting ACS is considered to have acquired us.  Consequently, ACS’ financial results are disclosed for the period inception (June 5, 2013) through March 31, 2014, while our financial results have only been consolidated with those of ACS from August 14, 2013 forward.

Since August 2013, our core activity has been to provide sophisticated services and solutions to the regulated cannabis industry throughout the United States by leasing growing space and related facilities to licensed marijuana growers and dispensary owners for their operations.  Tenants will pay rent and other fees to us for the use of the properties, all in compliance with applicable local and state laws and regulations.  Additionally, we plan to provide a variety of ancillary services to the marijuana industry.

Our initial focus will be on opportunities within Colorado, which has allowed its citizens to use medical marijuana since 2000. Voters in Colorado recently approved a ballot measure in November 2013 to legalize marijuana for adult use.

While we do not intend to grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

We have two wholly-owned subsidiaries:  ACS Colorado Corp. and Advanced Cannabis Solutions Corporation.  Unless otherwise indicated, all references to us include the operations of ACS Colorado Corp. and Advanced Cannabis Solutions Corporation.  Advanced Cannabis Solutions Corporation has one wholly owned subsidiary: ACS Corp.

During the quarter ending March 31, 2014, we raised $1,605,000 in capital through a private placement offering.  We are actively working with other funding sources to raise the additional capital need to finance our proposed business plan.

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

As of 14 May 2014, 21 states and the District of Columbia allow its citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana

Revenues

Revenues for three month period ending March 31, 2014 presented in these financial statements were $48,765. These revenues were related to a real estate leasing transaction for a location near Pueblo, Colorado of $28,765 entered into in 2014 as well as $20,000 from a consulting contract with a Canadian entity.  For the period of inception through December 31, 2013, the Company had no contracts and no related revenues.

Operating expense

Operating expenses for the three month period presented in these financial statements consisted of (1) general and administrative expenses of $54,476, primarily for corporate expenses including insurance premiums, travel and promotion, and website maintenance; (2) payroll and related expenses of $105,135 for staff salaries and employer share of health benefit premiums; (3) professional fees of $82,516, primarily legal and accounting and audit fees, and (4) depreciation expense of $3,116.

Net loss

The net loss for the three month period presented in these financial statements was ($582,090).  Most of this loss was due to startup costs for the real estate operations, consisting of legal and consulting fees, as well as management payroll costs, offset in part by initial revenues generated of $48,765 from building leasing operations and consulting services rendered.

 LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014 we had $ 1,922,091 of working capital.

Net cash used for operating activities for the period presented in these financial statements was $330,777.  This was due to a lack of rental income and an operating loss for the three months, as well as initial payments made for prepaid expense requirements, and offset in part by initial receivables at quarter-end from lease tenants.

Net cash used for investing activities during the three month period presented in these financial statements was $ 8,250 principally relating to the acquisition of additional facilities used in our operations.

Net cash provided by financing activities during the periods presented in these financial statements was $1,796,457.  We raised $1,605,000 through the issuance of additional convertible 12% notes during the quarter ended March 31, 2014.

On March 27, 2014 the SEC issued a trading halt order on our stock, and issued a statement that they were   investigating affiliated stockholders that may have made illegal sales of stock.  The order was not directed at the management of the Company and is considered a private investigation.  The stock began trading again on the OTC on April 10, 2014.

CONTRACTUAL OBLIGATIONS

The Company had the following contractual obligations as of March 31, 2014:

Description	Total	2014	2015	2016	2017	2018	Thereafter
12% Convertible notes issued December 27,2013	$530,000					530,000	-
12% Convertible notes issued January 29, 2014	$1,350,000					1,350,000	-
Mortgage on Pueblo Building	$169,057	15,067	20,089	20,089	20,089	20,089	73,634
Office Rental	$82,600	19,000	26,700	29,400	7,500	-	-

PLAN OF OPERATIONS

Since August 2013, our core activity has been to provide sophisticated services and solutions to the regulated cannabis industry throughout the United States by leasing growing space and related facilities to licensed marijuana growers and dispensary owners for their operations.  Tenants will pay rent and other fees to us for the use of the properties, all in compliance with applicable local and state laws and regulations.  Additionally, we plan to provide a variety of ancillary services to the marijuana industry.

Our initial focus will be on opportunities within Colorado, which has allowed its citizens to use medical marijuana since 2000. Voters in Colorado recently approved a ballot measure in November 2013 to legalize marijuana for adult use.

While we do not intend to grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

On January 21, 2014, we signed an agreement with Full Circle Capital Corporation (Full Circle), a closed-end investment company.  The agreement provides that Full Circle will initially provide $7.5 million to us in the form of Senior Secured Convertible Notes, subject to certain named conditions.  We can borrow an additional $22.5 million with the mutual agreement of Full Circle and ourselves.

At least 95% of any loan proceeds will be used to acquire properties which we will lease to licensed marijuana growers.
Full Circle will provide us with the initial $7.5 million when:

     ●  Full Circle agrees on the location of property to be purchased;
     ●  The specified property’s appraised value is satisfactory to Full Circle;
     ●  A Phase I environmental inspection is completed to the satisfaction of Full Circle; and
     ●  We are able to provide a first priority lien on the property in favor of Full Circle.

We can borrow an additional $22.5 million on terms acceptable to Full Circle and ourselves.
The six-year loan(s) will be secured by real estate acquired with the loan proceeds and will require interest-only payments at a rate of 12% a year, payable monthly.

The initial loan can, at any time, be converted into shares of our common stock at a conversion price of $5 per common share.  It is contemplated that further advances will be convertible at 110% of the market price of our stock on the day of any advance, or the ten-day volume-weighted average price prior to the day of advance, whichever is lower.

The funding of the loan(s) is subject to the execution of additional documents between the parties.

Full Circle also purchased, for $500,000, warrants which allow Full Circle to purchase up to 1,000,000 shares of our common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share.

We have identified properties that are currently under review for potential purchase and leaseback to licensed marijuana growers in Colorado.  These projects include the purchase and leaseback of existing, currently operating facilities, as well as proposed new construction projects.  These opportunities are in Denver and Pueblo counties, Colorado and can be purchased/constructed for amounts in the range of $750,000 to $5 million for each project.

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

Item 4.  Controls and procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching desired disclosure control objectives. Based on the evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting.

Our management, with the participation of our Principal Executive and Financial Officer, evaluated whether any change in our internal control over financial reporting occurred during the three months ended March 31, 2014.  Based on that evaluation, it was concluded that there has been no change in our internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

To the best of our knowledge and belief, no legal proceedings are currently pending or threatened.

Item 1A.  Risk Factors.

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period, we issued 51,733 shares of our common stock to holders of our 12% convertible promissory notes in exchange for $255,000 face value of those 12% notes issued January 29, 2014 and related accrue interest converted at a  price of $5 per common share.
The shares issued in these transactions were to existing convertible note holders who are considered to be accredited investors and had access to sufficient information concerning the Company.  The shares are restricted.

Item 3.    Defaults Upon Senior Securities.

We have no senior securities outstanding in any of the periods presented in these financial statements.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable

Item 6.  Exhibits

Exhibits	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED CANNABIS SOLUTIONS, INC.

Date May 15, 2014	By:	/s/ Robert Frichtel
Robert Frichtel, Chief Executive Officer

	By:	/s/ Christopher Taylor
Christopher Taylor, Principal Financial and Accounting Officer