Form 10-Q/A
period 2014-03-31
Advanced Cannabis Solutions, Inc.
filed 2014-05-19
CIK 1477009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Amendment No. 1)

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended March 31, 2014.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

ADVANCED CANNABIS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-8096131
(State of incorporation)	(IRS Employer Identification No.)

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

EXPLANATORY NOTE

Advanced Cannabis Solutions (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to our annual report on Form 10-Q for the quarter ended March 31, 2014, filed on May 15, 2014 (the “Original Filing”) to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Sections 405 and 406T of Regulation S-T.

No changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED CANNABIS SOLUTIONS, INC.

Date May 16 , 2014	By:	/s/ Robert Frichtel
Robert Frichtel, Chief Executive Officer

	By:	/s/ Christopher Taylor
Christopher Taylor, Principal Financial and Accounting Officer