Form 10-Q/A
period 2014-03-31
Advanced Cannabis Solutions, Inc.
filed 2014-06-06
CIK 1477009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Amendment No. 2

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended March 31, 2014.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

ADVANCED CANNABIS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-8096131
(State of incorporation)	(IRS Employer Identification No.)

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

At  June 6, 2014, there were 13,438,933  issued and outstanding shares of the Company’s common stock.

EXPLANATORY NOTE

This Amendment No. 2 to the quarterly report on Form 10Q of Advanced Cannabis Solutions, Inc. for the three months ended March 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2014 is being filed as the previous Form 10Q for the three months ended March 31, 2014 filed on May 19, 2014 contained certain errors and omissions and had been filed before our auditors had completed their review. This Amendment No. 2 to the quarterly report on Form 10Q of Advanced Cannabis Solutions, Inc. for the three months ended March 31, 2014 reflects adjustments made to Item 1. Financial Statements to properly calculate the debt discount on the issuance of convertible notes payable issued during the period, remove certain non-cash items incorrectly included in the statements of cash flows, and amend incorrect or inadequate disclosure relating to discontinued operations, deferred financing costs, warrant issuances and other matters. We have further updated Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures.

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

ADVANCED CANNABIS SOLUTIONS, INC.
FORM 10-Q

ADVANCED CANNABIS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	$1,884,866	$427,436
Accounts receivable (net of allowance for doubtful accounts)	47,454	1,595
Prepaid expenses	7,953	649
Total current assets	1,940,273	429,680

Property and equipment, net	457,887	452,753
Other receivables	19,765	-
Other assets, deferred financing costs	115,000	-
Total Assets	$2,532,925	$882,433

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$32,813	$42,341
Accrued interest expense, notes payable	-	871
Convertible notes payable– current portion	5,927	5,356
Total current liabilities	38,740	48,568

Long Term Liabilities
Convertible notes payable (net of debt discount)	402,595	339,481
Tenant deposits	1,250	1,250
Total long term liabilities	403,845	340,731

Total Liabilities	442,585	389,299
Commitments and Contingencies
Stockholders' Equity
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common Stock, no par value; 100,000,000 shares authorized; 13,438,933 shares and 15,137,200 shares issued and outstanding on March 31, 2014 and December 31, 2013, respectively	3,375,165	1,204,096
Deficit accumulated during development stage	(1,284,825)	(710,962)
Total Stockholders' Equity	2,090,340	493,134

Total Liabilities & Stockholders' Equity	$2,532,925	$882,433

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

ADVANCED CANNABIS SOLUTIONS. INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

		From Inception
	Three Months Ended	(June 5, 2013) to
	March 31, 2014	March 31, 2014
	(unaudited)	(unaudited)
Revenues
Tenant rentals	$28,765	$28,765
Consulting fees	20,000	20,000
Total revenues	48,765	48,765

Operating expenses:
General and administrative	54,476	107,741
Payroll and related	105,135	213,723
Professional fees	82,516	473,648
Office expense	7,689	15,958
Loss on expired option to acquire real estate	-	150,000
Depreciation	3,116	3,116
Total operating expenses	252,932	964,186

Operating income (loss) from continuing operations	(204,167)	(915,421)

Other income (expense):

Amortization of debt discount	(320,422)	(321,216)
Interest expense	(49,274)	(50,0145)
Total other income (expense)	(369,696)	(371,361)

Income (loss) from continuing operations	(573,863)	(1,286,782)

Income from discontinued operations	-	1,957

Net income (loss)	$(573,863)	$(1,284,825)

Net loss per share-basic and diluted	$(0.04)

Weighted average number of common shares outstanding –basic and fully diluted	13,484,422

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

ADVANCED CANNABIS SOLUTIONS. INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014	From Inception (June 5, 2013) to March 31, 2014
	(unaudited)	(unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net income (loss)	$(573,863)	$(1,284,825)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on expired option to acquire property	-	150,000
Depreciation	3,116	3,116
Amortization of debt discount	320,422	321,216
Issuance of stock to pay interest expense	3,669	3,669
Issuance of stock compensation	-	40,000
Changes in operating assets and liabilities
(Increase ) / decrease in accounts receivable	(45,859)	(48,103)
(Increase ) / decrease in other receivable	(19,765)	(19,765)
(Increase)/ decrease in prepaid	(7,304)	(7,304)
Increase / (decrease) in accounts payable and accrued expenses	(11,193)	32,019
Net cash provided by (used in) operating activities – continuing operations	(330,777)	(809,977)
Net cash provided by (used in) operating activities – discontinued operations	-	(9,871)
Net cash provided by (used in) operating activities:	(330,777)	(819,848)

Cash Flows Provided By (Used In) Investing Activities:
Purchase of property and equipment	(8,250)	(291,003)
Purchase of option to acquire real estate	-	(150,000)
Net cash provided by (used for) investing Activities	(8,250)	(441,003)

Cash Flows Provided By (Used In) Financing Activities:
Purchase and cancellation of shares of common stock	-	(100,000)
Sales of common stock for cash consideration	-	985,400
Proceeds from purchase of warrants	400,000	400,000
Principal repayment on convertible notes payable	(943)	(943)
Proceeds from issuance of convertible notes payable, net of cash expenses	1,412,400	1,876,260
(Increase)/decrease in deferred financing costs	(15,000)	(15,000)
Net cash provided by (used for) financing Activities	1,796,457	3,145,717

Net Increase (Decrease) In Cash	1,457,430	1,884,866

Cash At The Beginning Of The Period	427,436	0

Cash At The End Of The Period	$1,884,866	$1,884,866

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$46,476	$46,476
Cash paid for income tax	$0	$0
Supplemental Disclosure on non-cash financing activities:
Net liabilities acquired on recapitalization	$-	$10,663
Cancellation of shares of stock	$-	$100,000
Issuance of common shares for services	$-	$40,000
Net assets transferred on disposal-mapping division	$-	$452
Purchase of property with mortgage	$-	$170,000
Convertible notes payable settled in stock	$255,000	$255,000
Interest on convertible notes payable settled in stock	$3,669	$3,669

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements.

ADVANCED CANABIS SOLUTIONS. INC.
( A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JUNE 5, 2013) TO MARCH 31, 2014

	Common Stock
	Shares	Amount	Deficit Accumulated During Development Stage	Total Shareholders’ Equity

Balance, June 30, 2013 (audited)	-	$-	$-	$-
Common stock issued for cash at $0.0001 per share, June 30, 2013	12,400,000	12,400	-	12,400
Common stock issued for cash at $1.00 per share, July 11-August 8, 2013	707,000	707,000	-	707,000
Recapitalization on August 14, 2013	9,724,200	(10,663)	-	(10,663)
Purchase and cancellation of shares of common stock on August 14, 2013	(8,000,000)	(100,000)	-	(100,000)
Common stock issued for cash at $1.00 per share, August 14 through September 19, 2013	266,000	266,000	-	266,000
Common stock issued for services on December 9, 2013	40,000	40,000	-	40,000
Discount on convertible notes issued December 27, 2013	-	289,811	-	289,811
Loss on sale of mapping business to related party	-	(452)	-	(452)
Net loss for the year ended December 31, 2013	-	-	(710,962)	(710,962)
Balance, December 31 , 2013 (audited)	15,137,200	1,204,096	(710,962)	493,134

Re- acquired common shares on January 5, 2014	(1,750,000)	-	-	-
Warrants sold to Full Circle January, 2014 in financing transaction	-	500,000	-	500,000
Discount on convertible notes issued January 29, 2014	-	1,131,525	-	1,131,525
Warrants issued as commission for sale of convertible notes payable	-	280,875	-	280,875
Issuance of common shares in settlement of convertible notes payable of $255,000 and accrued interest of $3,669	51,733	258,669	-	258,669
Net loss for three months ended March 31, 2014	-	-	(573,863)	(573,863)
Balance March 31, 2014 (unaudited)	13,438,933	$3,375,165	$(1,284,825)	$2,090,340

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements.

ADVANCED CANNABIS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONDOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014 AND THE PERIOD FROM JUNE 5, 2013 (INCEPTION) TO MARCH 31, 2014

1. NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

Advanced Cannabis Solutions, Inc. (“ACS”) was incorporated in the State of Colorado on June 5, 2013 (“Inception”). ACS plans to provide real estate leasing services to the regulated cannabis industry throughout the United States by purchasing real estate assets and leasing growing space and related facilities to licensed marijuana growers and dispensary owners for their operations.  In addition, ACS plans to provide a variety of ancillary services to the industry, including the development of a proprietary line of grow mediums and plant nutrient lines, product tracking technology, and comprehensive consulting services to current and future cannabis entrepreneurs.

ACS’ initial focus will be on opportunities within Colorado, which has allowed its citizens to use medical marijuana since 2000.  Voters in Colorado approved a ballot measure in November 2013 to legalize marijuana for adult use. Starting Jan 1, 2014, adult Colorado citizens and visiting adults are able to purchase certain quantities of marijuana without any medical licenses. Several studies have predicted that the retail cannabis market in Colorado will increase from $200 million annually to over $900 million after the new law takes effect.  While the national regulated cannabis market is estimated to be $1.5 billion annually, many experts expect it to reach $30 billion by 2018 as additional states approve cannabis use for its citizens.

While ACS does not grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, nor does it intend to do so in the future, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

Reverse merger

Promap Corporation (“Promap”, “the Company” “we” or”us”) was incorporated in the State of Colorado on November 12, 1987. The Company was an independent GIS and custom draft energy mapping company for the oil and gas industry in the United States and Canada.

On August 14, 2013, the Company acquired 94% of the issued and outstanding share capital of Advanced Cannabis Solutions, Inc. (“ACS”) (“the Share Exchange Agreement”), a development-stage company, planning to provide real estate leasing services to the regulated cannabis industry throughout the United States.  On November 9, 2013, we acquired the remaining 6% of the share capital of Advanced Cannabis Solutions, Inc.  It was planned that the ongoing Company operations would focus on ACS’ business plan as its core activity and operate under the name Advanced Cannabis Solutions, Inc. (“ACS”).  The Company has completed a change in trading symbol to CANN (OTCBB) and has completed its official name change.  In December, 2013 the previous oil and gas mapping operations of Promap, as described above, were sold to the former Chief Executive Officer of Promap.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the results of Advanced Cannabis Solutions, Inc. (“ACS’) and its two wholly owned subsidiary companies, ACS Colorado Corp. and Advanced Cannabis Solutions Corporation, from the dates of their incorporation and for Promap Corporation from August 14, 2013 onwards. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article 8 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the Inception to Date period ended December 31, 2013 (the “2013 Annual Report”), as amended, filed with the Commission on April 29, 2014. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results of operations for the year ended December 31, 2014.

Development Stage Operations

The Company is a development stage company in accordance with Financial Accounting Standards Codification (“ASC”) 915 "Development Stage Entities".  Among  the  disclosures  required  as  a development  stage company are that our financial  statements  are identified as those of a development  stage  company,  and that the  statements of operations, changes in stockholders'  equity and cash flows  disclose  activity  since the date of our Inception (June 5, 2013) as a development stage company.

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

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Accounts receivable are primarily contract-based billings to tenants. No provision for doubt accounts had been made at March 31, 2014.

Other Receivables

The Company recognizes tenant rentals on a straight-line basis over the reasonably assured lease term. The Company's tenant rental agreements provide for scheduled monthly rentals to vary during the lease term. Tenant rentals that have been earned on straight line basis over the reasonably assured lease term but which have not been invoiced as yet under the terms of the tenant lease are recognized as other receivables. Tenant rental income that has been earned on a straight line basis but that will not be invoiced to tenants under the terms of the tenant rental agreement within twelve months of the balance sheet date have been classified in long term assets as other receivables.  Tenant rental income earned but not invoiced at March 31, 2014 totaled $19,765.

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

Other Assets – Deferred Financing Costs

Costs with respect to the issue of common stock, warrants, stock options or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized as debt discount over the term of any debt funding if successful or expensed if the proposed equity or debt transaction is unsuccessful.

As of March 31, 2014 we had recognized $115,000 of deferred financing costs. On January 10, 2014 the Company paid $15,000 to Full Circle Capital Corporation as a deposit for deal related expenses related to future financing transactions. On January 21, 2014 as part of the $500,000 proceeds from the warrant being issued to Full Circle Capital Corporation, $100,000 was retained by Full Circle Capital Corporation out of the total consideration of $500,000 to cover legal and deal related expenses of future financing transactions.

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

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities”.  As is consistent with its accounting for stock compensation and embedded derivative instruments, the Company’s cost for warrants is estimated at the grant date based on each warrant’s fair-value as calculated by the Black-Scholes option-pricing model value method for valuing the impact of the expense associated with these warrants.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from leasing operations is recognized based upon the payment terms within lease contracts, and collectability is reasonably assured.

The Company recognizes tenant rentals on a straight-line basis over the reasonably assured lease term. The Company's tenant rental agreements provide for scheduled rent scheduled monthly rentals to vary during the lease term. Tenant rentals that have been earned on straight line basis over the reasonably assured lease term but which have not been invoiced as yet under the terms of the tenant lease are recognized as other receivables. Tenant rental income that has been earned on a straight line basis but that will not be invoiced to tenants under the terms of the tenant rental agreement  within twelve months of the balance sheet date have been classified in long term assets as other receivables.

Advertising costs

Advertising costs are expensed as incurred. No advertising costs were incurred during the three month period ended March 31, 2014.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding in accordance with FASB ASC 260, “Earnings Per Share.”  Dilutive earnings or loss per share is computed using the weighted average common shares and diluted potential common shares outstanding. Warrants and common stock issuable upon the conversion of the Company's convertible notes payable have not included in the computation as the effect would be anti-dilutive and would decrease the loss per share at the Company has incurred losses in all periods since Inception.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC 820 defines the hierarchy as follows:

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

Our financial instruments consist of cash, accounts receivable, other receivables, prepaid expenses, deferred financing costs, accounts payables and accrued expenses, notes payable and tenant deposits. The carrying values of these financial instruments approximate their fair value due to their short maturities.

Business Segments

Following the sale of its oil and gas mapping operations effective December 31, 2013, during the quarter ended March 31, 2014, the Company operated one reportable business segment – its real estate leasing business.

Recently Issued Accounting Standards

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2014 presentation. The reclassifications had no effect on net loss, total assets, or total stockholders’ equity.

3. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred a loss since Inception (June 5, 2013) resulting in an accumulated deficit of $1,284,825 as of March 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

As a result of the acquisition, ACS is Promap’s 94% owned subsidiary and the former shareholders of ACS own approximately 88% of Promap’s common stock.  On November 9, 2013, Promap acquired the remaining 6% of the share capital of Advanced Cannabis Solutions, Inc.

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

The following table summarizes the estimated fair values of Promap’s assets acquired and liabilities assumed by the existing ASC business as on August 14, 2013:

Cash	$1,790
Accounts receivable	8,370
Accounts payable	(20,823)
The fair value of Promap’s net liabilities at the August 14, 2013 recapitalization	$(10,663)

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

The components of the discontinued operations are as follows:

	June 5, 2013 (Inception) to March 31, 2014
Revenues		$455
Cost of services		183
Gross profit		272
Operating expenses (credits)	$
General administrative		(1,685)
Total operating expenses (credits)		(1,685)
Net income		1,957

The credit to general administrative expenses arose due the write back of a provision for doubtful debts recorded in a prior period.

6. ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	March 31, 2014	December 31, 2013

Contract based rent amounts invoiced to tenant	$-	$-
Contract based costs re-billed to tenant for facility improvements	47,454	1,595
	$47,454	$1,595

7. PROPERTY AND EQUIPMENT

On December 31, 2013 the Company purchased a property in Pueblo County, Colorado for $450,000.  The property, which is located in a suburb of Pueblo, consists of approximately three acres of undeveloped land, a 5,000 square foot steel building, and a parking lot. The purchase price was allocated $12,340 for land and $437,660 for buildings and related equipment.

The purchase price was paid for cash of $280,000 and a promissory note in the principal of $170,000.  The note bears interest at 8.5% interest per annum and is payable in monthly installments, including principal and interest, in the amount of $1,674.  All unpaid principal and interest is due December 31, 2018.  The promissory note is convertible at any time on or before the maturity date at $5 per common share

The property is zoned for growing marijuana and is leased to a licensed medical marijuana grower through December 31, 2022 on a triple net lease basis. The Company has agreed with the tenant to begin construction of a light deprivation greenhouse on the property at a cost not to exceed $400,000, with construction scheduled to begin in the second quarter of 2014.

The Company incurred $8,250 in leasehold improvements on the property during the three months ended March 31, 12014.

Depreciation on the Pueblo building facility began effective January 1, 2014.  Depreciation is calculated on a straight line basis over 30 years.  The depreciation expense of the three months ended March 31, 2014 was $3,116.

The following table summarizes Property and Equipment and Related Accumulated Depreciation :

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)

Land	$12,340	$12,340
Buildings and Equipment	448,663	440,413
	461,003	452,753
Less: Accumulated Depreciation	(3,116)	-
Property and Equipment, net	$457,887	$452,753

8. OTHER RECIVABLES

The Company recognizes tenant rentals on a straight-line basis over the reasonably assured lease term. The Company's tenant rental agreements provide for scheduled rent increases during the lease term. Tenant rentals that have been earned on straight line basis over the reasonably assured lease term but which have not been invoiced as yet under the terms of the tenant lease are recognized as other receivables. Tenant rental income that has been earned on a straight line basis but that will not be invoiced to tenants under the terms of the tenant rental agreement  within twelve months of the balance sheet date have been classified in long term assets as other receivables.  Tenant rental income earned but not invoiced at March 31, 2014 totaled $19,765.

9. OTHER ASSETS – DEFERRED FINANCING COSTS

As of March 31, 2014 we had recognized $115,000 of deferred financing costs. On January 10, 2014 the Company paid $15,000 to Full Circle Capital Corporation as a deposit for deal related expenses related to future financing transactions. On January 21, 2014 as part of the $500,000 proceeds from the warrant being issued to Full Circle Capital Corporation, $100,000 was retained by Full Circle Capital Corporation out of the total consideration of $500,000 to cover legal and deal related expenses of future financing transactions.

10. CONVERTIBLE NOTES PAYABLE

12% Convertible notes

December 2013 Issuance

The Company issued $530,000 in convertible notes on December 27, 2013.  These notes have an interest rate of 12%, payable quarterly, and mature on October 31, 2018.  They are convertible at any time on or before the maturity date at $5 per common share.  After November 1, 2015, the Company can force conversion of these notes if the trading stock price has exceeded $10 for 20 consecutive trading days. The loan issuance costs and the value of the convertible feature totaling $278,853 will be amortized over the life of the notes from December 27, 2013 through October 31, 2018 on a straight line basis that approximates the effective interest method.

January 2014 Issuance

On January 29, 2014, the Company issued a further $1,605,000 in convertible notes to a group of accredited investors.  These notes have an interest rate of 12%, paid quarterly, and mature on October 31, 2018. They are convertible at any time on or before the maturity date at $5 per common share.  The Company can force conversion of these notes if the trading stock price has exceeded $10 per share for 20 consecutive trading days. The Company paid cash commission of $160,500 and other debt issuance costs of $32,100 to the registered broker dealer who placed the issue. The Company further issued 32,100 warrants to the broker dealer as additional compensation with an exercise of $5 and an intrinsic value of $280,875. The intrinsic value of the convertible feature was $2,808,750, but the total debt discount on the issuance is limited to $1,605,000, the principal balance of the convertible notes issued. The loan issuance costs and the value of the convertible feature, limited to a total of $1,605,000, will be amortized over the life of the notes from January 29, 2014 through October 31, 2018 on a straight line basis that approximates the effective interest method.

Conversion of Notes Payable

On March 31, 2014, four note holders converted their loan notes with principal balances totaling $255,000 and accrued interest of $3,669 into 51,733 shares of the Company’s common stock at a conversion price of $5 per share. The unamortized debt discount relating these convertible notes payable was amortized in full at the date of the conversion.

8 1/2% Convertible Note Payable

The Company executed a mortgage on their Pueblo West property in the amount of $170,000 at 8 1/2% on December 31, 2013, amortizable over 15 years with a maturity date of December 31, 2018.  The note is convertible at any time on or before the maturity date at $5 per common share. The value of the convertible feature, calculated at $77,104, was recognized as a debt discount and will be amortized over the life of the note from December 31, 2013 through December 31, 2018 on a straight line basis that approximates the effective interest method.

During the three months ended March 31, 2014 we repaid principal balances of $943 in respect of this convertible note.

Convertible notes payable:

	Principal		Debt	Accrued
	Balance		Discount	Interest	Total
Balance at December 31, 2013	$700,000		$(355,163)	$871	$345,708

Issued in the period	1,605,000		(1,605,000)	-	-

Converted into shares of common stock	(255,000)		-	(3,669)	(258,669)

Amortization of debt discount	-		320,422	-	340,422

Payment of loan principal	(943)		-	-	(943)

Interest accrued during period	-		-	49,274	49,274

Interest paid during period	-		-	(46,476)	(46,476)

Balance at March 31, 2014	2,049,057		(1,640,535)	-	408,522

Less: Current portion	(5,927	) (1)	-	-	(5,927)
Long-term debt	$2,043,130		$(1,640,535)	$-	$402,595

(1)  The current portion represents the principal balance payable on the 81/2% convertible note payable in the twelve months following the balance sheet date.

11. COMMITMENTS AND CONTINGENCIES:

Long term financing commitment

On January 21, 2014, we signed an agreement with Full Circle Capital Corporation (“Full Circle”), a closed-end investment company. The agreement provides that Full Circle will initially provide $7.5 million to us in the form of Senior Secured Convertible Notes, subject to certain named conditions.  We can borrow an additional $22.5 million with the mutual agreement of Full Circle and ourselves.

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

Full Circle also purchased, for $500,000, warrants which allow Full Circle to purchase up to 1,000,000 shares of our common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. Of the $500,000 proceeds from the warrant being issued to Full Circle Capital Corporation, $100,000 was retained by Full Circle Capital Corporation to cover legal and deal related expenses of future financing transactions.

Operating Leases

The Company rents office space for its corporate needs. The Company entered into a month-to-month lease agreement in July 2013 to lease 2,000 square feet for an annual rate of $12,000, paid monthly. This lease was terminated effective April 1, 2014.  The Company entered into a new three-year lease agreement effective April 4, 2014 for its corporate offices.  The facility leased is 3,000 square feet with total payments due of $82,600 through March 31, 2017.

We paid $3,000 for the lease of our corporate offices for the quarter ended March 31, 2014.

Leasehold Improvements

We also agreed with the tenant of the property we purchased in Pueblo County, Colorado on December 31, 2013 to begin construction of an 8,000 sq. ft. light deprivation greenhouse on the property at a cost not to exceed $400,000.  Construction is to begin no later than June 25, 2014.  Depending on the availability of capital, we may construct up to five additional greenhouses on this property.

Legal

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

12. STOCKHOLDERS’ EQUITY:

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

Between July 11, 2013 and August 8, 2013, the Company issued 707,000 shares of its common stock and 707,000 Series A Warrants for cash consideration of $1.00 per share. Each Series A warrants entitles the holder to purchase one share of our common stock at a price of $10.00 per share.  The Series A Warrants expire on the earlier of August 1, 2016, or twenty days following written notification from us that our common stock had a closing bid price at or above $12.00 for any ten consecutive trading days. This condition has been met as of April 30, 2014; however, the Company has chosen not to force this conversion feature at this time.

On August 14, 2013, following the reverse merger of ACS with the Company, existing shareholders of the Company owned 9,724,200 shares of its common shares However, 8,000,000 of these shares were then immediately purchased by the Company for cash consideration of $100,000 and cancelled.

Between August 14, 2013 and September 19 2013, the Company issued a further 266,000 shares and 266,000 Series A Warrants of its common stock for cash consideration of $1.00 per share. The Series A Warrants expire on the earlier of August 1, 2016, or twenty days following written notification from us that our common stock had a closing bid price at or above $12.00 for any ten consecutive trading days. This condition has been met as of April 30, 2014; however, the Company has chosen not to force this conversion feature at this time.

On December 9, 2013 the Company issued 40,000 shares of stock in return for professional services.

On January 5, 2014 the Company re-acquired 1,750,000 shares of our common stock for no consideration from existing common stockholders.  The re-acquired shares were returned to our authorized but unissued share account. The $1,750 gain on the return of these shares of common stock has been charged to shareholders’ equity.

On March 31, 2014, four note holders converted their loan notes with principal balances totaling $255,000 and accrued interest of $3,669 into 51,733 shares of the Company’s common stock at a conversion price of $5 per share.

At March 31, 2014, the Company had 13,438,933 shares of its common stock issued and outstanding.

Warrants

Series A warrants

Between July 11, 2013 and August 8, 2013, the Company issued 707,000 shares of its common stock and 707,000 Series A Warrants for cash consideration of $1.00 per share. Each Series A warrants entitles the holder to purchase one share of our common stock at a price of $10.00 per share.  The Series A Warrants expire on the earlier of August 1, 2016, or twenty days following written notification from us that our common stock had a closing bid price at or above $12.00 for any ten consecutive trading days. This condition has been met as of April 30, 2014; however, the Company has chosen not to force this conversion feature at this time.

Between August 14, 2013 and September 19 2013, the Company issued a further 266,000 shares and 266,000 Series A Warrants of its common stock for cash consideration of $1.00 per share. The Series A Warrants expire on the earlier of August 1, 2016, or twenty days following written notification from us that our common stock had a closing bid price at or above $12.00 for any ten consecutive trading days. This condition has been met as of April 30, 2014; however, the Company has chosen not to force this conversion feature at this time.

As at March 31, 2014, there were 973,000 Series A warrants issued and outstanding.

Series B Warrants

On December 27, 2013, the Company issued 53 series B warrants, convertible to 10,600 shares of our common stock, to a broker dealer as compensation for placement of convertible notes payable totaling $530,000.  Each Series B warrant allows holder to purchase 200 shares of our common stock at an exercise price of $5.00 per share at any time on or before October 31, 2018.  The value of these warrants, calculated as $21,271, has been recognized as part of the debt discount related to this note issuance and will be amortized over the life of the notes from December 27, 2013 through October 31, 2018 on a straight line basis that approximates the effective interest method.

On January 29, 2014, the Company issued 106.5 series B warrants, convertible to 32,100 shares of our common stock, to a broker dealer as compensation for placement of convertible notes payable totaling $1,605,000.  Each Series B warrant allows holder to purchase 200 shares of our common stock at an exercise price of $5.00 per share at any time on or before October 31, 2018.  The intrinsic value of these warrants, calculated as $280,875, has been recognized as part of the debt discount related to this note issuance and will be amortized over the life of the notes from January 29, 2014through October 31, 2018 on a straight line basis that approximates the effective interest method.

As at March 31, 2014, there were 213.5 Series B warrants issued and outstanding in respect of 42,700 shares of our common stock.

Series C Warrants

On January 21, 2014, Full Circle Capital Corporation purchased, for $500,000, warrants which allow Full Circle to purchase up to 1,000,000 shares of our common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. As part of the $500,000 proceeds from the warrant being issued to Full Circle Capital Corporation, $100,000 was retained by Full Circle Capital Corporation to cover legal and deal related expenses of future financing transactions.

As at March 31, 2014, there were 1,000,000 Series C warrants issued and outstanding.

The following table summarizes information about warrants outstanding March 31, 2014:

			Weighted Average Life of
		Warrants	Outstanding Warrants in
	Exercise Price	Outstanding	Months	Date of Expiration
Series A Warrants	$10.00	973,000	28	7/31/2016
Series B Warrants	5.00	42,700	56	10/31/2018
Series C Warrants	5.50	1,000,000	34	1/21/2017
	$7.77	2,015,700	32

Summary of Shares of Common Stock and Warrants Issued and Outstanding

	Common Stock	Warrants
Balance at June 5, 2013 (Inception)	-	-
Issued for cash proceeds of $985,400 – Series A warrants	13,373,000	973,000
Issued as part of share exchange agreement	9,724,200	-
Terminated as part of share exchange agreement	(8,000,000)	-
Issued as compensation under a consulting agreement	40,000	-
Warrants issued to placement agent – Series B Warrants	-	10,600
Balance at December 31, 2013	15,137,200	983,600
Re-acquired shares of common stock	(1,750,000)	-
Warrants issued to Full Circle for $500,000 consideration – Series C Warrants	-	1,000,000
Warrants issued to placement agent – Series B Warrants	-	32,100
Issued in settlement of $255,000 convertible notes payable and accrued interest of $3,669	51,733	-
Balance at March 31, 2014	13,438,933	2,015,700

13. INCOME TAXES

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

No provision was made for income taxes for the period March 31, 2014.  The Company, from the date of inception, has incurred net operating losses for tax purposes of approximately $1,284,825. The net operating loss carry-forward may be used to reduce taxable income through the year 2033.

There was no significant difference between reportable income tax and statutory income tax.  A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot be reasonably assured.  A reconciliation between the income taxes computed in the United States is as follows:

March 31,
2014

Deferred tax asset	$436,841
Valuation allowance	(436,841)
$-

US federal income tax rate	34.00%
Valuation allowance	(34.00)%
Provision for income tax	0.00%

14. RELATED PARTY TRANSACTIONS

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

Subsequently, one unaffiliated person which received 2,000,000 shares in August 2013 transferred 100,000 shares to Christopher Taylor and 150,000 to another non-affiliated shareholder.  The remaining 1,750,000 shares held by this person were returned to treasury and cancelled on January 14, 2014.

During the period from June 5th, 2013 to December 31, 2013 and the period from January 1, 2014 to March 31, 2014, sales of $8,362 and $0 respectively, were made to Admiral Bay Resources and Running Foxes Petroleum, Inc., companies controlled by Steven Tedesco, our Chief Executive Officer at that time.  During the two period June 5th, 2013 to December 31, 2013 and the period from January 1, 2014 to March 31, 2014, we we paid employees of Atoka Colabs, LLC, $762 and $0 respectively, for producing the maps we sold.  Atoka is also controlled by Mr. Tedesco. Both the revenue and employees expenses are classified as discontinued operations in the attached financial statements.

15. SUBSEQUENT EVENTS

On April, 10, 2014 trading in our commons stock recommenced on the OTC having been suspended on March 27, 2014 by the SEC.

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

On May 12, 2014 the Company filed amendment number 1 to form S-1 registering up to 3,415,700 shares of its common stock which are issuable upon exercise of outstanding warrants or conversion of notes payable.

On May 15, 2014 the Company filed a form 10Q in respect of the three months ended March 31, 2014.On May 20, 2014 the Company filed is form 8k disclosing that the form 10Q filed in in respect of the three months ended March 31, 2014 had been filed without the consent of its independent public accountant who had not completed their review of the interim consolidated financial statements included in the quarterly report on Form 10-Q using professional standards and procedures conducted for such reviews, as established by generally accepted auditing standards. .

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through May __, 2014, the date of available issuance of these audited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

PART I

Item 2. Management's discussion and analysis of financial condition and results of operations

This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this quarterly report and the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of operations appearing in our Annual Report on Form 10-K for the inception date (June 5, 2013) to December 31, 2013.  The results of operations for an interim period may not give a true indication of results for future interim periods or the year.  In the following discussion, there does not appear a comparison for the three months ended March 31, 2014 with the three months ended March 31, 2013, as the Company was not incorporated until June 5, 2013.

Overview

Advanced Cannabis Solutions, Inc. (“ACS,” “the Company”, “we” or “us”) is a Colorado corporation. We were incorporated in the State of Colorado on November 12, 1987 under the name Promap Corporation. Promap originally traded as an independent GIS and custom draft energy mapping company providing hard copy and digital format oil and gas production maps for the oil and gas industry in the United States and Canada.  Prior to December, 2013 most of the Company’s sales were to a company controlled by our chief executive officer.

On August 14, 2013, Promap acquired 94% of the issued and outstanding share capital of ACS in exchange for 12,400,000 shares of its common stock (see note 4 Share Exchange Agreement in the attached financial statements for a more detailed explanation of the transaction). On November 9, 2013, we acquired the remaining 6% of the share capital of Advanced Cannabis Solutions, Inc. On October 1, 2013, we changed our name from Promap Corporation to Advanced Cannabis Solutions, Inc.  The Company has completed a change in trading symbol to CANN (OTCBB).

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

We have two wholly-owned subsidiaries: ACS Colorado Corp. and Advanced Cannabis Solutions Corporation.  Unless otherwise indicated, all references to “us” include the operations of Advanced Cannabis Solutions, Inc., ACS Colorado Corp. and Advanced Cannabis Solutions Corporation.

During the quarter ending March 31, 2014, we:

-	raised $1,605,000 in capital through a private placement offering,

-
entered into a financing agreement with Full Circle Capital Corporation The agreement provides that Full Circle Capital Corporation will initially provide $7.5 million to us in the form of Senior Secured Convertible Notes, subject to certain named conditions.  We can borrow an additional $22.5 million with the mutual agreement of Full Circle Capital Corporation and ourselves, and

-	received cash proceeds of $400,000 from the sale of 1,000,000 series C warrants to Full Circle Capital Corporation.

On March 27, 2014 the SEC issued a trading halt order on our stock, and issued a statement that they were investigating affiliated stockholders that may have made illegal sales of stock. The order was not directed at the management of the Company and is considered a private investigation.  The stock began trading again on the OTC on April 10, 2014

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

As of June 3, 2014, 22 states and the District of Columbia allow its citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana

RESULTS OF OPERATION FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014

As the Company was incorporated on June 5, 2013, no comparable results for the three month period ended March 31, 2013 are available for comparison and discussion.

Revenues

Revenues for three month period ending March 31, 2014 were $48,765. Tenant rental income related to a real estate leasing transaction for our property near Pueblo, Colorado was $28,765 and we recognized $20,000 from a consulting contract with a Canadian entity.  .

Operating expense

Operating expenses for the three month period presented in these financial statements consisted of (1) general and administrative expenses of $54,476, primarily for corporate expenses including insurance premiums, travel and promotion, and website maintenance; (2) payroll and related expenses of $105,135 for staff salaries and employer share of health benefit premiums; (3) professional fees of $82,516, primarily legal and accounting and audit fees,(4) office expenses of $7,689 and (5) depreciation expense of $3,116.

Other Income and Expense

During the three months ended March 31, 2014 we incurred other expenses of $369,696. We amortized debt discount of $320,422 and accrued interest expense of $49,274 on our convertible notes payable.

Net loss

The net loss for the three month period ended March 31, 2014 was $573,863 due to the factors discussed above.

 LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2014, we had working capital of $1,901,533. However, the Company has incurred a loss since Inception (June 5, 2013) resulting in an accumulated deficit of $1,284,825 as of March 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no guarantee that the Company will be successful in achieving these objectives.

 Operating activities

We used funds totaling $330,777 in operating activities during the three month period ended March 31, 2014. We incurred a loss of $573,863 of which $327,207 related to non-cash items. We used a further $84,121 in increases in accounts receivable, other receivables and prepayments and a reduction in accounts payable and accruals.

Investing activities

We used funds totaling $8,250 in investing activities during the three month period ended March 31, 2014. The funds were used in purchasing leasehold improvements with respect to our property in Pueblo County, Colorado.

Financing activities

During the three months ended March 31, 2014 we generated $1,796,457 from financing activities. We generated $1,412,400, net of debt issuance costs, from the issuance of convertible notes payable and $400,000 from the sale of 1,000,000 Series C warrants. We used $15,000 in the payment of deferred financing costs and $943 in principal repayments relating to our 81/2% convertible note payable.

CONTRACTUAL OBLIGATIONS

The Company had the following contractual obligations as of March 31, 2014:

		Amounts Due in
Description	Total	2014	2015	2016	2017	2018	Thereafter
12% Convertible notes issued December 27,2013	$530,000	-	-	-	-	530,000	-
12% Convertible notes issued January 29, 2014	$1,350,000	-	-	-	-	1,350,000	-
Mortgage on Pueblo Building	$169,057	15,067	20,089	20,089	20,089	95,723
Office Rental	$82,600	19,000	26,700	29,400	7,500	-	-
Leasehold improvements	$400,000	400,000	-	-	-	-	-

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

Full Circle also purchased, for $500,000, warrants which allow Full Circle to purchase up to 1,000,000 shares of our common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. As part of the $500,000 proceeds from the warrant being issued to Full Circle Capital Corporation, $100,000 was retained by Full Circle Capital Corporation to cover legal and deal related expenses of future financing transactions.

We have identified 4 properties that are currently under review for purchase and leaseback to licensed marijuana growers in Colorado.  These projects include the purchase and leaseback of existing, currently operating facilities, as well as proposed new construction projects.  These opportunities are in Denver and Pueblo counties, Colorado and can be purchased/constructed for amounts in the range of $750,000 to $5 million for each project. There can be no assurance that we will be able to complete any of these transactions,

OFF-BALANCE SHEET ARRANGEMENTS

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

Item 4.  Controls and procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified certain material weaknesses in our internal control over financial reporting as of March 31, 2014.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.           provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and

iii.          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to certain material weaknesses in our internal controls described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely and informed decisions regarding financial disclosure.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. Based on this assessment, management believes that as of March 31, 2014, our internal control over financial reporting was not effective based on those criteria.

Management’s assessment identified certain material weaknesses in our internal control over financial reporting. These weaknesses include the following:

Limited capability to interpret and apply accounting principles generally accepted in the United States which resulted in the failure to properly calculate  debt discount on the issuance of convertible notes payable during the period, incorrectly including certain non-cash items in the statement of cash flows and incorrect or inadequate disclosure relating to discontinued operations, deferred financing costs, warrant issuances and other matters in the Form 10Q for the quarter ended March 31, 2014.

Lack of formal accounting policies and procedures that include multiple levels of review, which led the Company to file its 10-Q for the quarter ended March 31, 2014 without correcting errors and deficiencies that had been identified in the financial statements or allowing its auditors to complete their review of the 10-Q and consequently it has been necessary for the Company to amend its previously filed 10-Q for the quarter ended March 31, 2014.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Inherent Limitations over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting.

The Company retained the services of a consultant to assist in the preparation of the Company’s Form 10Q for the quarter ended March 31, 2014. While the Company benefited from this additional assistance, we have determined we still lacked sufficient accounting resources.  Going forward, the Company’s Chief Financial Officer intends to attend certain accounting seminars dealing with complex accounting issues that the Company may face and retain the necessary qualified and experienced support as may be required in order to better deal with such issues when they arise.  In addition, the Company intends to establish a formal timetable for providing its internally prepared financial statements to its auditors with the necessary time allowed so that we can assure that the required filings can be properly reviewed and filed within the requisite time period.

Attestation Report of the Registered Public Accounting Firm.

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report on Form 10-Q.

PART II

Item 1.    Legal Proceedings.

To the best of our knowledge and belief, no legal proceedings are currently pending or threatened.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required regarding market risk factors

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During January 2014 we sold convertible promissory notes in the principal amount of $1,605,000 to 29 accredited investors.  The notes bear interest at 12% per year, payable quarterly, mature on October 31, 2018 and are convertible into shares of our common stock, initially at a conversion price of $5.00 per share.

The convertible notes were not registered under the Securities Act of 1933 and are restricted securities.  We relied upon the exemption provided by Rule 506 of the Securities and Exchange Commission in connection with the sale of these securities. The persons who acquired these securities were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired the convertible notes acquired them for their own accounts. The convertible notes cannot be sold except pursuant to an effective registration statement or an exemption from registration.  .

The placement agent for our convertible note offering also received 160 Series B warrants in respect of 32,100 shares of our common stock.  Each Series B warrant allows the holder to purchase 200 shares of our common stock at a price of $5.00 per share.  The Series B warrants expire on October 31, 2018.

On January 21, 2014 we signed an agreement with Full Circle Capital Corporation.  The agreement provides that Full Circle will initially provide $7.5 million to us in the form of Senior Secured Convertible Notes, subject to certain conditions.  Full Circle also purchased, for $500,000, Series C warrants which allow Full Circle to purchase up to 1,000,000 shares of our common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. As part of the $500,000 proceeds from the warrant being issued to Full Circle Capital Corporation, $100,000 was retained by Full Circle Capital Corporation to cover legal and deal related expenses of future financing transactions.

The Series B and Series C warrants were not registered under the Securities Act of 1933 and are restricted securities.  We relied upon the exemption provided by Rule 506 of the Securities and Exchange Commission in connection with the sale of these warrants. The persons who acquired these warrants were sophisticated investors and were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of the warrants. The persons who acquired the warrants acquired them for their own accounts. The warrants cannot be sold except pursuant to an effective registration statement or an exemption from registration.

During the three month period, we issued 51,733 shares of our common stock to holders of our 12% convertible promissory notes in exchange for $255,000 face value of those 12% notes issued January 29, 2014 and related accrued interest of $3,669 converted at a price of $5 per common share.

The shares issued in these transactions were to existing convertible note holders who are considered to be accredited investors and had access to sufficient information concerning the Company.  The shares are restricted.

Item 3.    Defaults Upon Senior Securities.

We were not in default under any of our securities issued and outstanding during the three months end March 31, 2014.

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

ADVANCED CANNABIS SOLUTIONS, INC.

Date: June 6, 2014	By:	/s/ Robert Frichtel
Robert Frichtel, Chief Executive Officer

	By:	/s/ Christopher Taylor
Christopher Taylor, Principal Financial and Accounting Officer