Form 10-K/A
period 2013-12-31
Advanced Cannabis Solutions, Inc.
filed 2014-06-23
CIK 1477009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

Explanatory Note

The purpose of this Amendment No.  3 to the Company's Report of Form 10-K for the year ended December 31, 2013, is to include Exhibits 31.1, 31.2 and 32 that were previously omitted from the 10-K Report filed on April 15, 2014.

ADVANCED CANNABIS SOLUTIONS, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1.  BUSINESS

History

Advanced Cannabis Solutions, Inc. (“ACS”, “the Company” “we” or “us”) was incorporated in Colorado on November 12, 1987 under the name Promap Corporation. The Company wasoriginally formed to provide hard copy and digital format oil and gas production maps for the oil and gas industry in the United States and Canada.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM INCEPTION ( JUNE 5, 2013) TO DECEMBER 31, 2013

1. NATURE OF OPERATIONS, HISTORY AND PRESENTATION:

Nature of Operations

Promap Corporation (“Promap”, “the Company” “we” or “us”) was incorporated in the State of Colorado on November 12, 1987. Prior to December 31, 2013, the Company was an independent GIS and custom draft energy mapping company for the oil and gas industry in the United States and Canada.  The Company provided hard copy and digital format oil and gas production maps which cover various geologic basins in numerous areas including:  Denver Basin, Powder River Basin, Michigan Basin, Williston Basin, Arkoma Basin, Illinois Basin, Cincinnati Arch, Uintah - Piceance Basins and The Nevada Basin.  The Company also provided maps of the North American Coal Basin and Coal Bed Methane Activity and North American Devonian - Mississippian Shale Map with detailed pipeline locations.

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

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial instruments.

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

8 ½% Convertible Note Payable

The Company executed a mortgage on their Pueblo West property in the amount of $170,000 at 8 ½% interest amortized over 15 years with a maturity date of  December 31, 2018.  This note is convertible at any time at $5.00 per share.

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

The table below summarizes our Convertible Notes activity during the year ended December 31, 2013:

	Convertible Notes Payable	Debt Discount	Convertible Notes Payable, Net
June 5, 2013 (Inception)	$-	$-	$-
Proceeds from issuance of convertible debt
12% convertible notes issued December 27,2013	530,000	(278,853)	251,147
8% convertible notes issued December 31,2013	170,000	(77,104)	92,896
Amortization of debt discount	-	794	794
Total	700,000	(355,163)	344,837
Current portion of debt	(5,356)	2,426	(2,930)
Long term portion at December 31, 2013	$694,644	$(352,737)	$341,907

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

On December 27, 2014, the Company issued 10,600 warrants to the placement agent for our convertible note offering.  Each warrant entitles the agent to purchase a one share of our common stock at a price of$5 per share.  The derivative effect of this feature has been calculated and included in the table in Note 6, with a note discount of $21,271.

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

 11. SUBSEQUENT EVENTS

On January 5, 2014, we acquired 1,750,000 shares of our common stock for no consideration and returned these shares to the status of authorized but unissued shares.

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

ADVANCED CANNABIS SOLUTIONS, INC.

Date: June 23, 2014	By:	/s/ Robert Frichtel
Robert Frichtel, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Frichtel	Principal Executive Officer, and a Director	June 23, 2014
Robert Frichtel

/s/ Christopher Taylor	Principal Financial and Accounting Officer	June 23, 2014
Christopher Taylor