Form 10-Q/A
period 2014-03-31
Advanced Cannabis Solutions, Inc.
filed 2014-06-23
CIK 1477009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 3

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended March 31, 2014.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

ADVANCED CANNABIS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-8096131
(State of incorporation)	(IRS Employer Identification No.)

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

EXPLANATORY NOTE

This Amendment No. 3 to the quarterly report on Form 10-Q of Advanced Cannabis Solutions, Inc. for the three months ended March 31, 2014 is being filed to make a number of minor, immaterial changes and corrections to certain information in the 10-Q/A report filed on June 6, 2014.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions.  All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.  If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.
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

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

ADVANCED CANNABIS SOLUTIONS. INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014	From Inception (June 5, 2013) to March 31, 2014
	(unaudited)	(unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net income (loss)	$(573,863)	$(1,284,825)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on expired option to acquire property	-	150,000
Depreciation	3,116	3,116
Amortization of debt discount	320,422	321,216
Issuance of stock to pay interest expense	3,669	3,669
Issuance of stock compensation	-	40,000
Changes in operating assets and liabilities
(Increase ) / decrease in accounts receivable	(45,859)	(48,103)
(Increase ) / decrease in other receivable	(19,765)	(19,765)
(Increase)/ decrease in prepaid	(7,304)	(7,304)
Increase / (decrease) in accounts payable and accrued expenses	(11,193)	32,019
Net cash provided by (used in) operating activities – continuing operations	(330,777)	(809,977)
Net cash provided by (used in) operating activities – discontinued operations	-	(9,871)
Net cash provided by (used in) operating activities:	(330,777)	(819,848)

Cash Flows Provided By (Used In) Investing Activities:
Purchase of property and equipment	(8,250)	(291,003)
Purchase of option to acquire real estate	-	(150,000)
Net cash provided by (used for) investing Activities	(8,250)	(441,003)

Cash Flows Provided By (Used In) Financing Activities:
Purchase and cancellation of shares of common stock	-	(100,000)
Sales of common stock for cash	-	985,400
Proceeds from sale purchase of warrants	400,000	400,000
Principal repayment on convertible notes payable	(943)	(943)
Proceeds from issuance of convertible notes payable, net of cash expenses	1,412,400	1,876,260
Deferred financing costs	(15,000)	(15,000)
Net cash provided by (used for) financing Activities	1,796,457	3,145,717

Net Increase (Decrease) In Cash	1,457,430	1,884,866

Cash At The Beginning Of The Period	427,436	-

Cash At The End Of The Period	$1,884,866	$1,884,866

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$46,476	$46,476
Cash paid for income tax	$-	$-
Supplemental Disclosure on non-cash financing activities:
Net liabilities acquired on recapitalization	$-	$10,663
Cancellation of shares of stock	$-	$100,000
Issuance of common shares for services	$-	$40,000
Net assets transferred on disposal-mapping division	$-	$452
Purchase of property with mortgage	$-	$170,000
Convertible notes payable settled in stock	$255,000	$255,000
Interest on convertible notes payable settled in stock	$3,669	$3,669
Warrants issued as payment for deferred financing costs	$100,000	$100,000

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

The following table summarizes information about warrants outstanding as of  March 31, 2014:

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

During the period from June 5, 2013 to December 31, 2013, sale of $8,362 were made to Admiral Bay Resources and Running Foxes Petroleum, Inc., companies controlled by Steven Tedesco, our Chief Executive Officer at that time.  During the period from June 5, 2013 to December 31, 2013, we paid employees of Atoka Colabs, LLC, $762 for producing the maps we sold.  Atoka is also controlled by Mr. Tedesco. Both the related party  revenue and employee expenses are classified as discontinued operations in the Statement of Operations. We recognized no related party revenues or employee costs in the three months ended March 31, 2014.

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

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through June 6, 2014, the date of available issuance of these unaudited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

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
sold 1,000,000 Series C warrants to Full Circle Capital Corporation for $500,000. As part of the $500,000 proceeds from the warrants being issued to Full Circle Capital Corporation, $100,000 was retained by Full Circle Capital Corporation to cover legal and transaction related expenses for future financing transactions.

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

Financing activities

During the three months ended March 31, 2014 we generated $1,412,400, net of debt issuance costs, from the sale of convertible notes and $400,000 from the sale of 1,000,000 Series C warrants. We used $15,000 in the payment of deferred financing costs and $943 in principal repayments relating to our 81/2% convertible note.

CONTRACTUAL OBLIGATIONS

The Company had the following contractual obligations as of March 31, 2014:

		Amounts Due in
Description	Total	2014	2015	2016	2017	2018	Thereafter
12% Convertible notes issued December 27,2013	$530,000	-	-	-	-	530,000	-
12% Convertible notes issued January 29, 2014	$1,350,000	-	-	-	-	1,350,000	-
Mortgage on Pueblo Building	$169,057	15,067	20,089	20,089	20,089	93,723
Office Rental	$82,600	19,000	26,700	29,400	7,500	-	-
Leasehold improvements	$400,000	400,000	-	-	-	-	-

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