Form 10-Q
period 2014-06-30
Advanced Cannabis Solutions, Inc.
filed 2014-08-19
CIK 1477009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended June 30, 2014.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

ADVANCED CANNABIS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-8096131
(State of incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer  ☐                     Accelerated filer     ☐
Non-accelerated filer    ☐                     Smaller reporting company     ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes   ☑  No

As of August 19, 2014, there were  13,638,933  issued and outstanding shares of the Company’s common stock.

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

PART I

Item 1. Financial Statements.

Advanced Cannabis Solutions, Inc. (“ACS”) was incorporated in the State of Colorado on June 5, 2013 (“Inception”).  From June 3, 2013 (Inception) through June 30, 2013, the Company was initially capitalized but had not commenced operations.  As such, the financial statements herein are presented without comparative periods for the three months and six months ended June 30, 2013, with the exception of the Statement of Cash Flows for the six month period ended June 30, 2013 to present the Company’s initial capital contributions.

ADVANCED CANNABIS SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS		As Restated
Current Assets
Cash	$1,500,589	$427,436
Tenant receivables	46,893	-
Prepaid expenses and other current assets	6,249	2,244
Inventory	26,427	-
Total current assets	1,580,158	429,680

Property and equipment, net	457,970	452,753
Deferred financing costs, net	99,028	-
Tenant receivables	35,029	-
Other receivables, net	27,547	-
Other capitalized costs	20,000	-
Total Assets	$2,219,732	$882,433

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$52,840	$43,212
Accrued interest payable	1,864	-
Derivative liability	923,764	-
Convertible notes payable (net of debt discount), current portion	5,927	5,356
Total current liabilities	984,395	48,568

Long Term Liabilities
Convertible notes payable (net of debt discount), less current portion	769,082	609,950
Tenant deposits	1,250	1,250
Total long term liabilities	770,332	611,200

Total Liabilities	1,754,727	659,768
Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common Stock, no par value; 100,000,000 shares authorized; 13,438,933 shares and 15,137,200 shares issued and outstanding on June 30, 2014 and December 31, 2013, respectively	2,604,696	933,627
Accumulated deficit	(2,139,691)	(710,962)
Total Stockholders' Equity	465,005	222,665

Total Liabilities & Stockholders' Equity	$2,219,732	$882,433

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

ADVANCED CANNABIS SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(unaudited)	(unaudited)
Revenues
Wholesale sales	$17,758	$17,758
Cost of wholesale goods sold	(17,323)	(17,323)
Net wholesale sales	435	435
Tenant rental	28,765	57,530
Consulting fees, net	33,600	53,600
Net revenues	62,800	111,565

Operating expenses:
General and administrative	43,055	97,531
Payroll and related expenses	131,443	236,578
Professional fees	118,538	201,054
Office expense	21,455	29,144
Depreciation	3,116	6,232
Total operating expenses	317,607	570,539

Operating loss from operations	(254,807)	(458,974)

Other expense:
Gain (loss) on derivative liability, net	$223,876	$(423,764)
Amortization of debt discount	(113,040)	(417,881)
Interest expense	(78,836)	(128,110)
Total other income (expense)	32,000	(969,755)

Net loss	$(222,807)	$(1,428,729)

Net loss per share-basic and diluted	$(0.02)	$(0.11)

Weighted average number of common shares outstanding –basic and fully diluted	13,439,159	13,548,968

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

ADVANCED CANNABIS SOLUTIONS. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(unaudited)	(unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net loss	$(1,428,729)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	417,881
Amortization of deferred financing cost	15,972
Bad debt expense	26,400
Depreciation	6,232
Issuance of stock to pay interest expense	3,669
Change in fair value of derivative liability, net	423,764
Changes in operating assets and liabilities:
Increase in receivables	(135,869)
Increase in inventory	(26,427)
Increase in prepaid expenses and other current assets	(4,005)
Increase in accounts payable and accrued expenses	11,492
Net cash used in operating activities:	(689,620)

Cash Flows Provided By (Used In) Investing Activities:
Purchase of property and equipment	(11,449)
Increase in capitalized costs	(20,000)
Net cash used in investing Activities	(31,449)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from sale of common stock	-	12,400
Proceeds from sale of warrants	400,000
Principal repayment on convertible notes payable	(3,178)
Proceeds from issuance of convertible notes payable, net of cash expenses	1,412,400
Increase in deferred fnancing costs	(15,000)
Net cash provided by financing Activities	1,794,222	12,400

Net Increase In Cash	1,073,153	12,400

Cash At The Beginning Of The Period	427,436

Cash At The End Of The Period	$1,500,589	12,400

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$123,448

Continued -

ADVANCED CANNABIS SOLUTIONS. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Disclosure on non-cash financing activities:
Non-cash financing costs	$100,000	$-
Convertible notes payable settled in stock	255,000	-
Interest on convertible notes payable settled in stock	$3,669	$-

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements.

ADVANCED CANNABIS SOLUTIONS, INC.
NOTES TO CONDENSED CONDOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014

1. NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

Advanced Cannabis Solutions, Inc. (“ACS,” “the Company,” “we” or “us”) was incorporated in the State of Colorado on June 5, 2013 (“Inception”). ACS provides real estate leasing services to the regulated cannabis industry throughout the United States by purchasing real estate assets and leasing growing space and related facilities to licensed marijuana growers and dispensary owners for their operations.  In addition, ACS provides a variety of ancillary services to the industry, including the development of a proprietary line of grow mediums and plant nutrient lines, product tracking technology, and comprehensive consulting services to current and future cannabis entrepreneurs.

While ACS does not grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, nor does it intend to do so in the future, we may be irreparably harmed by a change in enforcement by the Federal or State Governments.

Reverse Merger

Promap Corporation (“Promap”or “the Predecessor Company”) was incorporated in the State of Colorado on November 12, 1987. Prtomap was an independent GIS and custom draft energy mapping company for the oil and gas industry in the United States and Canada.

On August 14, 2013, Promap, in a share exchange agreement (“the Share Exchange Agreement”)  acquired 94% of the issued and outstanding share capital of ACS .  On November 9, 2013, Promap acquired the remaining 6% of the share capital of ACS.  It was planned that the ongoing operations would focus on ACS’ business plan as its core activity and operate under the name ACS.  On March 27, 2014 the SEC issued a trading halt order on our common stock, and issued a statement that they were investigating affiliated shareholders that may have made illegal sales of common stock.  The order was not directed at the management of the Company and is considered a private investigation.  The common stock began trading again, unlisted, on the OTC on April 10, 2014.  The Company has completed a change in trading symbol to CANN (OTC) and has completed its official name change.  In December, 2013 the previous oil and gas mapping operations of Promap, as described above, were sold to the former Chief Executive Officer of Promap.

The Share Exchange Agreement has been accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions. Under reverse acquisition accounting, ACS, the acquired entity, is treated as the accounting acquirer of Promap. Consequently, the accompanying consolidated financial statements reflect only the operations of ACS for all periods presented, as they replace the historical financial statements of Promap, the legal acquirer.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements

Principles of Consolidation

The consolidated financial statements include the results of ACS and its two wholly owned subsidiary companies, ACS Colorado Corp. and Advanced Cannabis Solutions Corporation, from the dates of their incorporation and for Promap Corporation from August 14, 2013 onwards. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying ( a) condensed balance sheet at December 31, 2013 has been derived from audited financial statements and (b) the unaudited condensed consolidated financial statements , have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article 8 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), as amended, filed with the Commission on April 19 , 2014. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months period ended June 30, 2014 are not necessarily indicative of the results of operations for the year ended December 31, 2014.  From June 3, 2013 (Inception) through June 30, 2013, there were no transactions which would require accrual or disclosure in the Company’s financial statements.  As such, the financial statements herein are presented without comparative periods for the three and six months period ended June 30, 2013 for the Consolidated Statement of Operations, as such balances would be reported as zero.

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

Receivables

The Company reviews receivables periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Receivables are primarily contract-based billings to tenants and consulting engagement receivables.

Deferred Financing Costs, net

Costs with respect to the issuance of common stock, warrants, stock options or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized as debt discount over the term of any debt funding, if successful, or expensed if the proposed equity or debt transaction is unsuccessful.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from tenant rentals is recognized on a straight-line basis over the reasonably assured lease term, and collectability is reasonably assured.  Consulting revenue is recognized based upon the payment terms within the contracts, and collectability is reasonably assured.  Revenue relating to our wholesale business is recognized at the time goods are sold.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding in accordance with FASB ASC 260, “Earnings Per Share.”  Diluted earnings or loss per share is computed using the weighted average common shares and diluted potential common shares outstanding. Warrants and common stock issuable upon the conversion of the Company's convertible notes payable have not included in the computation as the effect would be anti-dilutive and would decrease the loss per share at the Company has incurred losses in all periods reported.

Inventory

Inventory consisting of wholesale items purchased for retail sale is stated at lower of cost or market, with cost being determined on average cost basis.  At June 30, 2014, the inventory balance was primarily comprised of packaging products for retailers.  There was no reserve for inventory as of June 30, 2014.

Amounts paid to suppliers for inventory not yet received is classified as prepaid inventory.  Once received, the cost of inventory is reclassified into inventory.

Conventional Convertible Debt

The Company records conventional convertible debt in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options.”   Conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Conventional convertible debt with a non-detachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety. The Company has accounted for the December 2013 issuance and the 8 and 1/2 % Convertible Note Payable as conventional convertible debt (see Note 10).

Derivatives Liabilities, Beneficial conversion features and Debt Discounts

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market. The Company estimates the fair value of these warrants using the binomal method . The Company recorded a derivative liability related to the Series C warrants (see Note 13).

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the straight-line method which approximates the effective interest rate method. The Company has recorded a beneficial conversion feature related to the January 2014 convertible note issuance (see Note 10).

Business Segments

The Company operates in three segments in accordance with accounting guidance Financial Accounting Standards Board (FASB) ASC Topic 280, Segment Reporting.  Our Chief Executive Officer has been identified as the Chief Operating decision maker as derived by FASB Topic 280.

Recently Issued Accounting Standards

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company has chosen to early adopt the ASU for the Company’s financial statements as of June 30, 2014.  The adoption of this ASU impacted the Company’s reporting by eliminating the requirement to report inception to date financial information and describe the Company as a development stage company as previously required.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the 2014 presentation. The reclassifications had no effect on net loss, total assets, or total stockholders’ equity.

3. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management believes that actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate additional revenues and its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate additional revenues.

The Company had an accumulated deficit of approximately $2,140,000 and $711,000 as of June 30, 2014 and December 31, 2013, respectively, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On April, 10, 2014 trading in our commons stock recommenced on the OTC after having been suspended by the SEC on March 27, 2014.

4. SHARE EXCHANGE AGREEMENT

On August 14, 2013, pursuant to the Share Exchange Agreement, Promap acquired approximately 94% of the outstanding common stock of ACS in exchange for 12,400,000 shares of the Company’s common stock.

In connection with the Share Exchange Agreement:

●
Promap purchased 8,000,000 shares of its outstanding common stock from a former officer of Promap for $100,000.  These shares were then cancelled and returned to the status of authorized but unissued shares;

●	Robert Frichtel was appointed as a director and the Principal Executive and Financial Officer of the Company;

●	Roberto Lopesino was appointed Vice President of the Company; and

●	Steven Tedesco and Robert Carrington, Jr., resigned as officers and directors of Promap.

As a result of the acquisition, ACS is Promap’s 94% owned subsidiary and the former shareholders of ACS own approximately 88% of Promap’s common stock.  On November 9, 2013, Promap acquired the remaining 6% of the share capital of ACS.  After completion of the reverse merger, 15,097,200 of common shares were outstanding.

The Share Exchange Agreement has been accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions. Under reverse acquisition accounting, ACS, the legal acquired entity, is treated as the accounting acquirer of the Predecessor Company. Consequently, the historical consolidated financial statements include the operations of the accounting acquirer for all periods presented. All outstanding shares have been restated to reflect the effect of the Share Exchange Agreement.

5. PROPERTY AND EQUIPMENT

On December 31, 2013 the Company purchased property in Pueblo County, Colorado for $450,000.  The property, which is located in a suburb of Pueblo, consists of approximately three acres of undeveloped land, a 5,000 square foot steel building, and a parking lot.  The purchase price was allocated $12,340 for land and $437,660 for buildings and related equipment, based on estimated fair values.

The purchase price was paid in cash of $280,000 and a promissory note in the principal of $170,000.  The note bears interest at 8.5% interest per annum and is payable in monthly installments, including principal and interest, in the amount of $1,674.  All unpaid principal and interest is due December 31, 2018.  The promissory note is convertible into shares of the Company’s common stock at any time on or before the maturity date at $5 per common share (see note 10).

The property is zoned for growing marijuana and is leased to a licensed medical marijuana grower through December 31, 2022 on a triple net lease basis. The Company has agreed with the tenant to begin construction of a light deprivation greenhouse on the property at an estimated cost not to exceed $500,000, with construction scheduled to begin in the third or fourth quarter of 2014.

Depreciation on the Pueblo building facility began effective January 1, 2014.  Depreciation is calculated on a straight-line basis over 30 years.  Depreciation expense for the three months and six months ended June 30, 2014 was $3,116 and $6,232, respectively.

The following table summarizes property and equipment and related accumulated depreciation:

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)

Land	$12,340	$12,340
Buildings and Equipment	448,663	440,413
Furniture, Fixtures and Equipment	3,199	-
Property and Equipment	464,202	452,753
Less: Accumulated Depreciation	(6,232)	-
Property and Equipment, net	$457,970	$452,753

6. OTHER CAPITALIZED COSTS

Other capitalized costs were $20,000 and $0 at June 30, 2014 and December 31, 2013, respectively.  Other capitalized costs consisted of costs capitalized for the development of educational and marketing webinars on various industry topics surrounding marijuana.  Upon completion of the webinars, management anticipates reclassifying the capitalized costs to intangible assets.  Management estimates that the reclassification to intangible asset will occur by December 31, 2014 and that the intangible asset will have an anticipated useful life of up to two years.   There has been no amortization recognized on the intangible assets for the periods presented.

7. RECEIVABLES

The Company recognizes tenant rentals on a straight-line basis over the reasonably assured lease term. The Company's tenant rental agreements provide for scheduled rent increases during the lease term. Tenant rental revenue that has been earned on straight-line basis over the reasonably assured rental term, but has not been invoiced as yet under the terms of the tenant rental agreement, has either been classified as current or non-current under tenant receivable. Tenant rental revenue that has been earned on a straight-line basis, but that will not be invoiced to tenants under the terms of the tenant rental agreement within twelve months of the balance sheet date, has been classified as non-current under tenant receivable.

Receivables consist of the following:
June 30, 2014

Tenant receivable, current	$46,893
Tenant receivable, non-current	35,029
Consulting services receivables	40,000
Other receivables	13,947
Receivables	135,869
Less: Allowance for doubtful accounts	(26,400)
Receivables, net	$109,469

Tenant rental income earned but not invoiced for the three and six month periods ended June 30, 2014 was $15,264 and $35,029, respectively.  The allowance for doubtful accounts at June 30, 2014 is $26,400.

Consulting receivable, net at June 30, 2014 was $13,600 and consisted of gross receivable of $40,000, net of allowance for doubtful accounts of $26,400.  The balance is comprised of receivables owed to the Company by a Canadian company operating in the cannabis industry.  Other receivables is primarily comprised of various miscellaneous receivables.

The following discloses scheduled tenant receipts for the remainder of 2014, the next five fiscal years, and thereafter:

Scheduled Tenant Receipts

Remainder of 2014	$92,955
2015	148,205
2016	110,536
2017	112,753
2018	115,008
2019	117,308
Thereafter	246,202
Total scheduled rental receipts	$942,967

8. DEFERRED FINANCING COSTS, NET

As of June 30, 2014 we had recognized $115,000 of deferred financing costs. On January 10, 2014 the Company paid $15,000 to Full Circle Capital Corporation (“Full Circle”) as a deposit for deal-related expenses related to the long-term financing commitment . On January 21, 2014 as part of the $500,000 proceeds from the warrant being issued to Full Circle, $100,000 was retained by Full Circle out of the total consideration of $500,000 to cover legal and deal-related expenses in connection with the long-term financing commitment from Full Circle Capital Corporation (see Note 11).

The deferred financing costs of $115,000 are being amortized over the estimated term of the long-term financing agreement of 3 years (see Note 11). For the three and six month periods ended June 30, 2014, amortization expense was approximately $10,000 and $16,000 , respectively.   The unamortized deferred financing balance at June 30, 2014 was approximately $99,000.

9. BUSINESS SEGMENTS

The Company operates three reportable business segments: Real Estate Leasing, Wholesale Supply, and Consulting Services.  Real Estate Leasing owns, operates, and leases warehouses to third parties for the purpose of growing marijuana.  The Company’s Wholesale Supply segment primarily serves as distributor of certain industry specific products used by manufacturers and dispensaries.  Income (loss) from the Company’s Consulting Services business is derived primarily through the Company’s extensive knowledge of the cannabis industry and the abilities of employees to assist entrepreneurs succeed in the marijuana industry.

For the three months ended June 30, 2014:

	Wholesale Supply	Real Estate Leasing	Consulting Services	Total
Net revenue	$435	$28,765	$33,600	$62,800

Operating expenses and other	4,888	4,101	276,618	285,607

Income (loss)	$(4,453)	$24,664	$(243,018)	$(222,807)

For the six months ended June 30, 2014:

	Wholesale Supply	Real Estate Leasing	Consulting Services	Total
Net revenue	$435	$57,530	$53,600	$111,565

Operating expenses and other	4,888	359,722	1,175,684	1,540,294

Income (loss)	(4,453)	(302,192)	(1,122,084)	(1,428,729)

Property and equipment, net	$454,771	$1,132	$2,067	$457,970

Receivables, net	$--	$81,922	$27,547	$109,469

Inventory	$26,247	$--	$--	$26,247

10. CONVERTIBLE NOTES PAYABLE

12% Convertible Notes

December 2013 Issuance

In December 2013, the Company entered into various unsecured convertible promissory notes with various third parties totaling $530,000, of which the entire amount was outstanding at June 30, 2014 and December 31, 2013. The principal amounts of these notes are between $10,000 and $300,000. Under the terms of these notes, they mature on October 31, 2018, accrue interest at 12.0% per annum, and are convertible into shares of our common stock at a conversion rate of $5.00 per share, with standard dilution clauses (i.e. dividends, stock splits).  After November 1, 2015, the Company can force conversion of these notes if the trading stock price has exceeded $10 for 20 consecutive trading days.  The Company paid $63,600 to a placement agent for finders fees which the Company recorded as a debt discount as of June 30, 2014 and December 31, 2013.  In addition, the Company granted the placement agent warrants to purchase 10,600 shares at a price of $5.00 per share, (with standard dilution clause for dividend, stock splits) which vest immediately, and expire October 31, 2018. The value of the warrants was $21,271 based on the black-scholes pricing model. The Company recorded the value of warrants as additional debt discount at June 30, 2014 and December 31, 2013. The debt discount is being amortized to interest expense over the life of the notes. For the three and six months period ended June 30, 2014, $3,272 and $6,525 has been amortized to interest expense, respectively and the unamortized debt discount balance at June 30, 2014 was approximately $78,000.

To properly account for the December 2013 Issuance, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC Topic 815, to identify whether any equity-linked features in the December 2013 Issuance are freestanding or embedded. The Company determined that there were no free standing features. The December 2013 Issuance was then analyzed in accordance with Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the embedded conversion feature did not meet the requirments for bifurcation pursuant to Topic 815 and therefore accounted for the December 2013 Issuance as conventional debt. The Company then reviewed ASC Topic 470-20, and determined that the December 2013 Issuance met the criteria of a conventional convertible note and that none of the December 2013 Issuance had a beneficial conversion feature As a result, pursuant to ASC Topic 470-20, the Company recorded the Conventional Convertible note as a debt instrument in its entirety.

January 2014 Issuance

In January 2014, the Company entered into various unsecured convertible promissory notes with various third parties totaling $1,605,000, of which $1,350,000 was outstanding at June 30, 2014. The principal amounts of these notes are between $10,000 and $200,000. Under the terms of these notes, they mature on October 31, 2018, accrue interest at 12.0% per annum, and are convertible into shares of our common stock at a conversion rate of $5.00 per share, with standard dilution clauses (i.e. dividends, stock splits).  They are convertible at any time on or before maturity date at $5.00 per common share. The Company paid $160,500 in debt issuance costs and $32,100 to a placement agent for finders fees which the Company recorded as a debt discount as of June 30, 2014.  In addition, the Company granted the placement agent warrants to purchase 32,100 shares at a price of $5.00 per share, (with standard dilution clause for dividend, stock splits) which vest immediately, and expire October 31, 2018. The value of the warrants was $83,452 based on the black-scholes pricing model. The Company recorded the value of warrants as additional debt discount at June 30, 2014.
To properly account for the January 2014 Issuance, The Company reevaluated the debt instruments pursuant to ASC 815, to identify whether any equity-linked features in the Convertible Debt are freestanding or embedded. January 2014 Issuance was issued availing the option for note holders to convert debt to common stock at fixed conversion price of $5.00 per share.  The Company determined that conversion feature was embedded in the January issuance but did not meet the definition of a derivative pursuant to ASC 815 and therefore should not be bifurcated.  The Company concluded that the January 2014 Issuance was conventional debt and assessed under ASC 470-20 whether the January 2014 Issuance had a beneficial conversion feature.  Since the initial conversion price of the security was less than the market value of the common stock at the time of issuance, it was determined that a beneficial conversion feature existed.  The Company calculated the value of the beneficial conversion feature using the intrinsic value method. The stock price on the date of issuance was $13.75 and the conversion price was $5.

The calculated value of the beneficial conversion feature and the value of the debt discount resulted in a value greater than the value of the debt and as such, the total discount was limited to the value of the debt balance of $1,605,000.

The debt discount is being amortized to interest expense over the life of the notes. For three and six months period ended June 30, 2014, approximately $110,000 and $412,000 has been amortized to interest expense (including amounts related to debt conversions of approximately $252,000 dating March 31, 2014), repectively and the unamortized discount balance at June 30, 2014 was approximately $1,193,000.

Conversion of 12% Convertible Notes

On March 31, 2014, four of the January 2014 issuance note holders converted their loan notes with principal balances totaling $255,000 and accrued interest of $3,669 into 51,733 shares of the Company’s common stock at a conversion price of $5.00 per share.

8 ½% Convertible Note Payable

The Company executed a mortgage on their Pueblo West property in the amount of $170,000 at 8 ½% interest amortized over 15 years with a maturity date of December 31, 2018 (the “Pueblo Mortgage”).  This note is convertible at any time at $5.00 per share.

To properly account for the Pueblo Mortgage, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC Topic 815, to identify whether any equity-linked features in the Pueblo Mortgage are freestanding or embedded. The Company determined that there were no free standing features. The Pueblo Mortgage was then analyzed in accordance with Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the embedded conversion feature did not meet the requirements for bifurcation pursuant to Topic 815 and therefore accounted for the Pueblo Mortgage as conventional debt. The Company then reviewed ASC Topic 470-20, and determined that the Pueblo Mortgage he Pueblo Mortgage met the criteria of a conventional convertible note and that none of the Pueblo Mortgage had a beneficial conversion feature As a result, pursuant to ASC Topic 470-20, the Company recorded the Conventional Convertible note as a debt instrument in its entirety.

The table below summarizes our Convertible Notes activity during the six months ended June 31, 2014:

	Principal		Debt	Accrued
	Balance		Discount	Interest	Total
Balance at December 31, 2013	$700,000		$(84,694)	$871	$616,177

Issued in the period	1,605,000		(1,605,000)	-	-

Converted into shares of common stock	(255,000)		-	(3,669)	(258,669)

Amortization of debt discount	-		417,881	-	417,881

Payment of loan principal	(3,178)		-	-	(3,178)

Interest accrued during period	-		-	49,274	49,274

Interest paid during period	-		-	(44,612)	(44,612)

Balance at June 30, 2014	2,046,822		(1,271,813)	-	775,009

Less: Current portion	(5,927)	(1)	-	-	(5,927)
Long-term debt	$2,040,895		$(1,271,813)	$1,864	$770,946

(1)	The current portion represents the principal balance payable on the 8 ½% convertible note payable in the twelve months following the balance sheet date

11. COMMITMENTS AND CONTINGENCIES:

Long term financing commitment

On January 21, 2014, we signed an agreement with Full Circle Capital Corporation (“Full Circle”), a closed-end investment company. There is no expiration date set forth in the agreement.  The agreement provides that Full Circle will initially provide $7.5 million to us in the form of Senior Secured Convertible Notes, subject to certain named conditions.  We can borrow an additional $22.5 million with the mutual agreement of Full Circle and ourselves.

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

The six-year loan(s) will be secured by real estate acquired with the loan proceeds and will require interest-only payments at a rate of 12% a year, payable monthly. As of June 30, 2014 no amounts have been funded by Full Circle to the Company.

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

Full Circle also purchased, for $500,000, warrants which allow Full Circle to purchase up to 1,000,000 shares of our common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. Of the $500,000 proceeds from the warrant being issued to Full Circle, $100,000 was retained by Full Circle to cover legal and financing related expenses of future financing transactions.

Operating Leases

The Company rents office space for its corporate needs. The Company entered into a month-to-month lease agreement in July 2013 to lease 2,000 square feet for an annual rate of $12,000, paid monthly. This lease was terminated effective April 1, 2014.

The Company entered into a new three-year lease agreement effective April 2, 2014 for its corporate offices.  The facility leased is 3,000 square feet and expires March 31, 2017.  The Company entered into a three-year agreement effective April 21, 2014 as a warehouse supply and distribution facility.  The facility leased is 1,800 square feet and expires April 30, 2017.  For the three and six months periods ended June 30, 2014, lease payments were $10,197 and $13,197, respectively.

Future operating lease payments for the remainder of 2014 and following years is as follows:

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)

Remainder of 2014	$18,300	$-
2015	39,552	-
2016	42,638	-
2017	11,956	-
Thereafter	-	-
Total	112,446	-

Legal

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

12. STOCKHOLDERS’ EQUITY:

Common Stock

On June 30, 2013, the Company issued 12,400,000 shares of common stock to its founders for cash consideration of $0.001 per share.

On January 5, 2014 the Company re-acquired 1,750,000 shares of our common stock for no consideration from existing common stockholders.  The re-acquired shares were returned to our authorized but unissued share account. The $1,750 gain on the return of these shares of common stock has been charged to stockholders’ equity.

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

As at June 30, 2014, there were 973,000 Series A warrants issued and outstanding.

Series B Warrants

On January 29, 2014, the Company issued 106.5 series B warrants, convertible to 32,100 shares of our common stock, to a broker dealer as compensation for placement of convertible notes payable totaling $1,605,000.  Each Series B warrant allows holder to purchase 200 shares of our common stock at an exercise price of $5.00 per share at any time on or before October 31, 2018.   At the time the warrants were issued, they had an estimated fair market value of  $83,452, based on the black-scholes pricing model which has been recognized as part of the debt discount related to this note issuance and is being amortized over the life of the notes from January 29, 2014 through October 31, 2018 on a straight-line basis that approximates the effective interest method.

The following assumptions were used to derive the value of the warrants using the black-scholes model:

June 30, 2014
Stock Price	13.75
Risk-free interest rate	1.81%
Expected dividend yield	0.00%
Expected term (in years)	4.8
Expected volatility	171%

At June 30, 2014, there were 213.5 Series B warrants issued and outstanding in respect of 42,700 shares of our common stock.

Series C Warrants

On January 21, 2014, the Company issued to Full Circle, for $500,000, warrants which allow Full Circle to purchase up to 1,000,000 shares of our common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. As part of the $500,000 proceeds from the warrant being issued to Full Circle, $100,000 was retained by Full Circle to cover legal and deal related expenses of future financing transactions.   As at June 30, 2014, there were 1,000,000 Series C warrants issued and outstanding.

The following table summarizes information about warrants outstanding as of June 30, 2014:

			Weighted Average Life of
		Warrants	Outstanding Warrants in
	Exercise Price	Outstanding	Months	Date of Expiration
Series A Warrants	$10.00	973,000	25	7/31/2016
Series B Warrants	5.00	42,700	53	10/31/2018
Series C Warrants	5.50	1,000,000	31	1/21/2017
	$7.77	2,015,700	29

As of June 30, 2014, approximately  $1, 210 ,000 remained to be amortized to expense for the warrants.

The following table summarizes shares of common stock and warrants issued and outstanding for the six months ended June 30, 2014:

	Common Stock	Warrants
Balance at December 31, 2013	15,137,200	983,600
Re-acquired shares of common stock	(1,750,000)	-
Warrants issued to Full Circle for $500,000 consideration – Series C Warrants	-	1,000,000
Warrants issued to placement agent – Series B Warrants	-	32,100
Issued in settlement of $355,000 convertible notes payable and accrued interest of $6,308	72,140	-
Balance at June 30, 2014	13,459,340	2,015,700

13.  DERIVATIVE WARRANT LIABILITY

The Series C Warrants issued in connection with our agreement with the Full Circle private placement offering initially provided Full Circle with the opportunity to purchase 1,000,000 shares of the Common Stock at the original exercise price of $5.50 per share.  The Series C Warrants have anti-dilution protection provisions and, under certain conditions, grant the right to the holder to require the Company to adjust the warrant’s exercise price to a lower price.  Accordingly, through June 30, 2014, these warrants were accounted for as derivative liabilities.  On January 21, 2014, the value of the initial warrant derivative liability was calculated to be $1,368,908.  The Company received $500,000 in cash of which $100,000 was identified as deferred financing costs, resulting in an initial loss on the fair value of the derivative liability of $868,908. The price of $5.00 per share of the Series A and Series B warrants granted in conjunction with the January 2014 issuance resulted in the revaluation of the Series C warrants granted to Full Circle and an increase to the derivative liability of $153,994.

The Company used the binomial pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.  The Company’s stock has been thinly traded since being delisted in the first quarter 2014, and all conversions of debt from the January 2014 issuance during the first and second quarters 2014 were converted using a stock price of $5.00 per share.  Using the binomial pricing model and a stock price of $5.00 per share, management utilized initial scenario stock prices of $3.00, $4.00, $6.00, and $7.00.  Assuming a 3 year expected term, management assessed the probabilities of the stock prices for each year, with probabilities more heavily weighted toward lower stock prices, in light of the Company’s delisted status, changes in leadership, and the Company’s current inability to execute its initial financing with Full Circle. The underlying assumptions used for the six months ended June 30, 2014 were:

June 30, 2014
Risk-free interest rate	0.03%
Expected dividend yield	0.00%
Expected term (in years)	3
Expected volatility	33%

Changes in fair value of the derivative financial instruments are recognized in the Company’s consolidated statement of operations as a derivative gain or loss and are included in other income (expense). The warrant derivative gains (losses) are non-cash income (expenses); and for the three month and six month periods ended June 30, 2014 related derivative gain or loss is included in other income (expense) in the Company’s consolidated statement of operations.  The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period.

Changes in the derivative warrant liability for the three and six month periods June 30, 2014 are as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Balance at beginning period	1,147,640	—
Fair value of warrants issued	—	1,368,908
Increase in derivative liability resulting from anti-dilution provision in agreement with Full Circle	—	153,994
Increase (decrease) in the fair value of warrant liability	(223,876)	(599,138)
Balance at end of period	923,764	923,764

Change in Gain (loss) on derivative liability
Balance at January 1, 2014 and March 31, 2014	—	647,640
Original Recognition on Derivative liabilty	868,908	—
Changes in estimated fair market liability	445,144	223,876
Gain, (loss) on derivative liabilty as of June 30, 2014	423,764	423,764
14. INCOME TAXES

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

No provision was made for income taxes for the three months and six months ended June 30, 2014.  The Company, from the date of inception, has incurred net operating losses for tax purposes of approximately $ 2,229,691 . The net operating loss carry-forward may be used to reduce taxable income through the year 2033.

There was no significant difference between reportable income tax and statutory income tax.  A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot be reasonably assured.  A reconciliation between the income taxes computed in the United States is as follows:

June 30,
2014

Deferred tax asset	$758,095
Valuation allowance	(758,095)
US federal income tax rate	34.00%
Valuation allowance	(34.00%)
Provision for income tax	0.00%

15 . RELATED PARTY TRANSACTIONS

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

Subsequently, one unaffiliated person, who received 2,000,000 shares in August 2013, transferred 100,000 shares to Christopher Taylor and 150,000 to another non-affiliated shareholder.  The remaining 1,750,000 shares held by this person were returned to treasury and cancelled on January 14, 2014.

During the period from June 5, 2013 to December 31, 2013, sales of $8,362 were made to Admiral Bay Resources and Running Foxes Petroleum, Inc., companies controlled by Steven Tedesco, our Chief Executive Officer at that time.  During the period from June 5, 2013 to December 31, 2013, we paid employees of Atoka Colabs, LLC, $762 for producing the maps we sold.  Atoka is also controlled by Mr. Tedesco.

16 . SUBSEQUENT EVENTS

On August 4, 2014 the Company appointed Michael Feinsod as a member of the Company’s board of directors (the “Board”) and Executive Chairman of the Board.  Mr. Feinsod is the Managing Member and holds controlling interest of Infinity Capital, LLC (“Infinity”), an investment management company he founded in 1999.  The Board approved the issuance of 200,000 shares of the Company’s common stock, with a par value of $0.01 per share to Infinity.  The Board also approved terms that may result in the issuance of additional common stock to Infinity, provided Mr. Feinsod meets specific performance criteria, which could include:  (i) the issuance of 1,000,000 shares of the Company’s common stock to Infinity upon the uplisting of the Company’s common stock, (ii) the issuance of 150,000 shares of common stock to Infinity on August 4, 2015 ,provided that Mr. Feinsod remains a member of the Board on that date, and (iii) the issuance of 150,000 shares of Common Stock to Infinity on August 4, 2016, provided that Mr. Feinsod remains a member of the Board on that date.  The agreement with Mr. Feinsod requires the issuance of a number of shares of common stock to Infinity equal to 10% of any new issuance not to exceed 600,000 shares of common stock in the aggregate during the time that Mr. Feinsod remains a member of the Board, which will not be triggered upon issuances relating to convertible securities existing as of the date hereof.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through August 19, 2014, the date of available issuance of these unaudited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

17.  Restatement of Prior Period Financials

Conventional Convertible Debt

In connection with the Company’s second quarter 2014 review procedures and internal control analysis, management conducted an analysis of the Company’s various financial instruments and agreements involving its convertible debt, and in particular, the $530,000 in unsecured convertible notes issued in December 2013 (the “12% December 2013 Notes”), and the $170,000 convertible debt mortgage relating to the Company’s property in Pueblo (the “Pueblo Mortgage”) (collectively, the “Convertible Debt”).  Management’s analysis was particularly focused on the accounting treatment of derivative financial instruments and debt under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC 815”) and ASC Topic 470, “Debt” (“ASC 470”), respectively.

Management’s analyses included  reviewing its previous analysis and accounting of the convertible debt noted above to see if any events may have occurred subsequent to the original issuance which would cause the Company’s original accounting and classification to change. Through the Company’s reevaluation process which included the Company obtaining a thorough understanding of the transactions, including gaining a thorough understanding of the terms of each instrument issued, and any potential derivative features. The Company reevaluated the debt instruments p ursuant to ASC 815, to identify whether any equity-linked features in the Convertible Debt are freestanding or embedded. The Convertible Debt was issued availing the option for note holders to convert debt to common stock at fixed conversion price of $5.00 per share.  The Company determined that conversion feature was embedded in the debt instrument and was therefore not a free standing features.  The Convertible Debt were then analyzed in accordance with ASC 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the embedded conversion feature did not meet the definition of a derivative pursuant to ASC Topic 815 and therefore should not be bifurcated pursuant to ASC 815 and therefore should be evaluated and accounted for as conventional convertible debt. The Company then reviewed ASC 470-20, and determined that the Convertible Debt met the criteria of conventional convertible notes and that none of the Convertible Debt instruments had a beneficial conversion feature as the conversion price was greater than the market price of the Company’s common stock on the date of issuance(s). As a result, pursuant to ASC 470-20, the Company concluded that the Convertible Debt should have been recorded as a conventional convertible debt instrument in its entirety.

The Company had originally accounted for embedded conversion feature associated with the Convertible Debt as beneficial conversion features in the previously issued consolidated financial statements.  In addition, the Company originally valued the conversion features using the black-scholes option pricing model as the Company originally identified that the Conversion price of the debt was greater than then value of the Company’s common stock on the date of issuance. Based on our reevaluation analyses performed during the second quarter 2014, we concluded that our original accounting for the embedded conversion feature as a debt discount on the Convertible Debt was incorrect, as the embedded conversion features did not meet the definition of a derivative and therefore should not have been bifurcated and the embedded conversion feature did not have a beneficial conversion, therefore the Company should not have accounted for the embedded conversion feature as a debt discount.

On August 15, 2014, as a result of this analysis, management, along with Company’s Board of Directors, concluded that it was necessary to restate its previously filed consolidated financial statements for the period from June 5, 2013 (Inception) to December 31, 2013 filed on Form 10-K.

Restatement Impact

As a result of the restatement, the table below sets forth the changes to be made in the consolidated financial statements for the Restated Periods:

Effect of Corrections	As Previously		As
	Reported	Adjustments	Restated
Balance Sheet as of December 31, 2013
Convertible notes payable (net of debt discount) – current portion	$2,930	$2,426	(1)	5,356
Total current liabilities	46,142	2,426	(1)	48,568
Convertible notes payable (net of debt discount), less current portion	341,907	268,043	(1)	609,950
Total long term liabilities	343,157	268,043	(1)	611,200
Common stock	1,204,096	(270,469)	(2)	933,627
Total stockholders’ equity	493,134	(270,469)	(2)	222,665

(1)	To reclassify debt discount previously recognized as a beneficial conversion feature to current and noncurrent convertible notes payable from discount on convertible notes and common stock.
(2)	To reclassify debt discount previously recognized as a beneficial conversion feature from discount on convertible notes and common stock to current and noncurrent convertible notes payable.

Item 2. Management's discussion and analysis of financial condition and results of operations

RESULTS OF OPERATION FOR THE THREE SIX MONTH PERIODS ENDED JUNE 30, 2014

This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this quarterly report and the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of operations appearing in our Annual Report on Form 10-K /A for from June 5, 2013 (“Inception”) to December 31, 2013.  The results of operations for an interim period may not give a true indication of results for future interim periods or the year.

In the following discussion, there does not appear a comparison for the three or six month periods ended June 30, 2014 with the three and six month periods ended June 30, 2013.  From Inception through June 30, 2013, the Company was initially capitalized, but had not commenced operations.  As such, the financial statements herein are presented without comparative periods for the three months and six months ended June 30, 2013, with the exception of the Statements of Cash Flows for the six-month period ended June 30, 2013 to present the Company’s initial capital contributions.

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

The acquisition of ACS was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions.  Under this type of accounting ACS is considered to have acquired Promap.  After completion of the reverse merger, 15,097,200 of the Company’s common shares were outstanding.

Since August 2013, our core activity has been to provide sophisticated services and solutions to the regulated cannabis industry throughout the United States by leasing growing space and related facilities to licensed marijuana growers and dispensary owners for their operations.  Tenants pay rent and other fees to us for the use of the properties, all in compliance with applicable local and state laws and regulations.  Additionally, we provide a variety of ancillary services to the marijuana industry, which include but is not necessarily limited to the distribution of a line plant nutrients, and comprehensive consulting services to current and future cannabis entrepreneurs.

Our initial focus will be on opportunities within Colorado, which has allowed its citizens to use medical marijuana since 2000. Voters in Colorado approved a ballot measure in November 2012 to legalize marijuana for recreational use for individuals over the age of 21 years old.  Recreational sales of marijuana to individuals over the age of 21 began January 1, 2014.

While we do not intend to grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

The Company’s wholly owned subsidiary Advanced Cannabis Solutions Corporation, is the parent company formed in the state of Colorado on June 5, 2013.  Advanced Cannabis Solutions Corporation’s wholly owned subsidiary company, ACS Corp., was formed in the state of Colorado on June 6, 2013.  ACS Corp.’s wholly owned subsidiary company, ACS Colorado Corp., was formed in the state of Colorado on October 21, 2013.

On January 27, 2014, the Company:

●	raised $1,605,000 in capital through a private placement offering,

●
entered into a financing agreement with Full Circle Capital Corporation (“Full Circle”). The agreement provides that Full Circle will initially provide $7.5 million to us in the form of Senior Secured Convertible Notes, subject to certain named conditions.  We can borrow an additional $22.5 million with the mutual agreement of Full Circle and ourselves, and

●	sold 1,000,000 Series C warrants to Full Circle for $500,000.

On March 27, 2014 the SEC issued a trading halt order on our common stock, and issued a statement that they were investigating affiliated stockholders who may have made illegal sales of common stock. The order was not directed at the management of the Company and is considered a private investigation.  The common stock began trading again on the OTC on April 10, 2014 .

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

As of July 25, 2014, 23 states and the District of Columbia allow its citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado and Washington approved ballot measures in November 2012 to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The current presidential administration has stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana

RESULTS OF OPERATION

Revenues

Revenues for the three and six month periods ended June 30, 2014 were $ 80,123 and $128,888, respectively.  Net revenues for the three and six month periods ended June 30, 2014 were $ 62,800 and $ 111,565 , respectively. Tenant rental income related to a real estate leasing transaction for our property near Pueblo, Colorado for the three and six month periods ended June 30, 2014 were $28,765 and $57, 530 , respectively.  Consulting fee revenue, net of bad debt expense , pertaining to a consulting contract with a Canadian entity for the three and six month periods ended June 30, 2014 were $ 33,6 00 and $ 53,600 , respectively.  The Company’s Wholesale business commenced operations during the three months ended June 30, 2014.  Revenues for the Wholesale operations for the three and six month periods ended June 30, 2014 were $17,758 and $17,758, respectively. Net revenues for the Wholesale operations for the three and six month periods months ended June 30, 2014 were $435 and $435, respectively, net of cost of goods sold of $17,323 and $17,323, respectively.

Operating expense

Operating expenses, which consists of general and administrative expenses, payroll and related expenses, professional fees, office expense and depreciation expense, for the three and six month periods ended June 30, 2014 were $317,607 and $ 570 ,539, respectively.  For the three and six month periods ended June 30, 2014, general and administrative expense, which is primarily comprised of corporate expenses, insurance premiums, travel and promotion, and website maintenance, were $43,055 and $97,531, respectively. For the three and six month periods ended June 30, 2014, payroll and related expense, which is primarily comprised of staff salaries and the Company’s share of health benefit premiums, were $131,443 and $236,578, respectively.  For the three and six month periods ended June 30, 2014, professional fees, which is primarily comprised of legal, accounting and audit fees, and fees specifically related to our Form S-1, were $118,538 and $201,054, respectively.  For the three and six month periods ended June 30, 2014 office expense, which is primarily comprised of rent expense and office supplies, was $21,455 and 29,158 , respectively.  Depreciation expense for the three and six month periods ended June 30, 2014 was $3,116 and $6,232, respectively.

Other Expense

Other expense consists of amortization of debt discount and deferred financing costs , interest expense, and gain (loss) on fair value adjustment of the warrant derivative liability .  For the three and six month periods ended June 30, 2014 other (income) expense was income of $32 ,000 and ($ 1,059,755) , respectively.  For the three and six month periods ended June 30, 2014, amortization expense of debt discount and deferred financing costs was $113,040 and $417,881, respectively.  Interest expense for the three and six month periods ended June 30, 2014 was $78,836 and $128,110 .  Gain (loss) on fair value adjustment of the derivative warrant liability was gain of $223,876 and loss of $(423,764), respectively, for the three and six month periods ended June 30, 2014.

Loss from Continuing Operations, Net Loss and Per Share Data

Loss from continuing operations and net loss were identical for the three and six month periods ended June 30, 2014, as there is no provision for income taxes.   For the three and six month periods ended June 30, 2014, loss from continuing operations and net loss were $222,807 and $ 1,428,729 , respectively. Based on the weighted average number of common shares outstanding for the three and six month periods June 30, 2014 of 13,439,159 and 13,548,968, respectively, net loss per share was $(0.02) and $ (0.11), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had working capital of $ 595,763 . However, the Company has incurred a loss since Inception (June 5, 2013) resulting in an accumulated deficit of approximately $2,139,691 as of June 30, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no guarantee that the Company will be successful in achieving these objectives.

Operating activities

During six month period ended June 30, 2014, cash flows used in operating activities were $ 689,620 . During the six month period ended June 30, 2014, we incurred net loss of $1,428,229 , of which $893,918 related to non-cash items. We used a further $ 154,809 in increases in accounts receivable, other receivables and prepayments and a reduction in accounts payable and accruals, for six month period ended June 30, 2014.

Investing activities

During the six month period ended June 30, 2014, cash flows used in investing activities were $31,449 . The funds were primarily used in purchasing leasehold improvements with respect to our property in Pueblo County, Colorado and $20,000 in other capitalized costs .

Financing activities

During the six month period ended June 30, 2014, cash provided by financing activities was $1,794,222.  During the period, we generated $1,412,400, net of debt issuance costs, from the sale of convertible notes and $400,000 from the sale of 1,000,000 Series C warrants.   We used $15,000 in the payment of deferred financing costs and $3,178 in principal repayments relating to our 81/2% convertible note.

CONTRACTUAL OBLIGATIONS

The Company had the following contractual obligations as of June 30, 2014:

		Amounts Due in
Description	Total	2014	2015	2016	2017	2018	Thereafter
12% Convertible notes issued December 27, 2013	$530,000	-	-	-	-	530,000	-
12% Convertible notes issued January 29, 2014	$1,350,000	-	-	-	-	1,350,000	-
Mortgage on Pueblo Building	$169,057	15,067	20,089	20,089	20,089	93,723
Office Rental	$82,600	19,000	26,700	29,400	7,500	-	-
Leasehold improvements	$400,000	400,000	-	-	-	-	-

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

On January 21, 2014, we signed an agreement with Full Circle Capital Corporation (Full Circle), a closed-end investment company which provides that Full Circle will initially provide $7.5 million to us in the form of Senior Secured Convertible Notes, subject to certain conditions. We can borrow an additional $22.5 million with the consent of Full Circle.

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

The initial loan can, at any time, be converted into shares of our common stock at a conversion price of $5 per share.  It is contemplated that further advances will be convertible at 110% of the market price of our common stock on the day of any advance, or the ten-day volume-weighted average price prior to the day of advance, whichever is lower.

The funding of the loan(s) is subject to the execution of additional documents between the parties.

Full Circle also purchased, for $500,000, warrants which allow Full Circle to purchase up to 1,000,000 shares of our common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. As part of the $500,000 proceeds from the warrant being issued to Full Circle, $100,000 was retained by Full Circle to cover legal and deal related expenses of future financing transactions.

We have identified 4 properties that are currently under review for purchase and leaseback to licensed marijuana growers in Colorado and Washington.  These projects include the purchase and leaseback of existing, currently operating facilities, as well as proposed new construction projects.  These opportunities can be purchased/constructed for amounts in the range of $750,000 to $5 million for each project. There can be no assurance that we will be able to complete any of these transactions.

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

Item 4.  Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Ac t, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms , and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer , as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

The Company restated its consolidated financial statements and other financial information for the period from June 5, 2013 (Inception) to December 31, 2013 and, the three month period ended June 30, 2014 and, as a result of the Company’s determination that the original accounting for certain of its convertible note offerings failed to inappropriately recognized a beneficial conversion features for debt discounts relating to our conventional convertible debt. See the accompanying Notes to the financial statements for more information.

In connection with the restatement our Chief Executive Officer and Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K for the period from June 5, 2013 (Inception) to December 31, 2013. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We had not effectively implemented comprehensive entity-level internal controls.

3.	We did not implement financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.

4.
Due to material weaknesses identified at our entity level controls we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis.

Remediation of Material Weaknesses

The Company believes that it has established new procedures which we believe should reduce the likelihood of a recurrence of an internal control deficiency.

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US  GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

●	We are in the process of further enhancing our internal finance and accounting organizational structure, which includes hiring additional resources.

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

●
We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

In the quarter ended June 30, 2014 we replaced our auditing firm with a new auditor and hired an internal consultant with extensive experience in U.S. GAAP and public company reporting experience. We also adopted a policy that we would not file a periodic report without first obtaining a written approval to file from our auditors.

Management has reviewed the consolidated financial statements and underlying information included herein in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1.    Legal Proceedings.

To the best of our knowledge and belief, no legal proceedings are currently pending or threatened.

Item 1A.  Risk Factors.

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

[Company to confirm if there were any unregistered sales in Q2]

Item 3.    Defaults Upon Senior Securities.

We have no senior securities outstanding in any of the periods presented in these financial statements.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable

Item 6.  Exhibits

Exhibits	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED CANNABIS SOLUTIONS, INC.

Date August 19, 2014	By:	/s/ Robert Frichtel
Robert Frichtel, Chief Executive Officer

	By:	/s/ Christopher Taylor
Christopher Taylor, Principal Financial and Accounting Officer