Form 10-K/A
period 2013-12-31
Advanced Cannabis Solutions, Inc.
filed 2014-08-20
CIK 1477009

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

Explanatory Note

The purpose of this Amendment No. 4 to the Company’s Report on Form 10–K/A for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 and subsequently amended on April 22, 2014, April 29, 2014, and on June 23, 2014 (the “2013 K”), is to revise certain balances and disclosures relating to the Company’s conventional convertible debt and related debt discounts.  We revised the June 10-K as follows: (i) revised the Company’s balance sheet, statement of shareholders' equity and notes 2 and 7 to the financial statements in Item 8 to reflect a reclassification of conventional convertible debt discounts previously recorded as beneficial convertible features; (ii) added note 12, "Restatement of Prior Period Financial Statements" in Item 8; (iii) revised disclosure of certain balances within Item 7 to reflect the change identified in (i), as well as other minor changes. We also revised Item 9A to reflect the impact of this Amendment No. 4 as the Company concluded that those accounting and reporting errors constituted an additional deficiency in the Company's internal control over financial reporting as of December 31, 2013 and that its disclosure controls were not effective as of December 31, 2013.

This Amendment No. 4 speaks as of the original filing date of the Company’s initial 10–K, and does not reflect events that may have occurred subsequent to the original filing date, April 15, 2014.  This amendment should be read in conjunction with our other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

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

Advanced Cannabis Solutions Corporation was formed in the state of Colorado on June 5, 2013.  Advanced Cannabis Solutions Corporation’s wholly owned subsidiary company, ACS Corp., was formed in the state of Colorado on June 6, 2013.  ACS Corp.’s wholly owned subsidiary company, ACS Colorado Corp., was formed in the state of Colorado on October 21, 2013.

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

We have identified four properties that are currently under review for purchase and leaseback to licensed marijuana growers in Colorado.  These projects include the purchase and leaseback of existing, currently operating facilities, as well as proposed new construction projects.  These opportunities are in Denver and Pueblo counties, Colorado and can be purchased/constructed for a cost amount  in the range of $750,000 to $5 million for each project.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated on November 12, 1987 , in Colorado, under the name Promap Corporation.  Prior to December 2013, we made hard copy and digital format maps for the oil and gas industry.  During that period of time, most of our sales were to a Company controlled by our Chief Executive Officer On August 14, 2013, we acquired 94% of Advanced Cannabis Solutions Inc., a private Colorado corporation.  On November 19, 2013 , we acquired the remaining shares of Advanced Cannabis Solutions.

Our maps covered various geologic basins in numerous areas including:  Denver Basin, Powder River Basin, Michigan Basin, Williston Basin, Arkoma Basin, Illinois Basin, Cincinnati Arch, Uintah - Piceance Basins and The Nevada Basin.  We also provided maps of the North American Coal Basin and Coal Bed Methane Activity and North American Devonian - Mississippian Shale Map with detailed pipeline locations.  On December 31, 2013 , we sold our oil and gas mapping business to our former Chief Executive Officer in consideration for his agreement to assume all liabilities associated with the mapping business.

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

Our professional fees expenses were $391,132 for the period from inception to December 31, 2013.  These expenses included, among other minor expenses,  $86,854 of legal fees, $21,491 of accounting fees, and $256,175 of consulting fees related to the formation and start-up of the Company.  The consulting fees consisted of $64,000 paid to a contractor, who provided capital formation advice, and the balance was used for professional assistance in the formation of the company.

Our office expenses were $8,269 for the period from inception to December 31, 2013.  These expenses paid for our monthly rent and miscellaneous office supplies.

We had a loss on an option of $150,000 that we had acquired to purchase real estate in Boulder, Colorado.  The option expired, unexercised, and consequently we wrote off the full cost of the option.

Liquidity and Capital Resources

Our sources and (uses) of funds for the period from inception through December 31, 2013 are shown below:

Net cash provided by (used in) operations	(821,183)
Purchase and cancellation of common stock	(100,000)
Purchase of option to acquire real property	(150,000)
Purchase of property	(282,753)
Sale of common stock and warrants	985,400
Sale of convertible notes	463,860

In the period from June 5, 2013 (Inception) to December 31, 2013, the Company had raised net funding in the amount of $1,349,260 through the sale of stock and issuance of debt.  Of this amount, $432,753 was used to purchase real estate and an option to acquire property, and $488,192 was used to cover our operating losses.  At December 31, 2013, we had cash on hand of $427,436, other current assets of $2,244, and current liabilities of $ 48,568 .   Our continued operation as a company will depend on being able to raise additional capital in order to execute our business plan.

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

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no guarantee that the Company will be successful in achieving these objectives .

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

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of us

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

The Company restated its consolidated financial statements and other financial information for the period from June 5, 2013 (Inception) to December 31, 2013 and, as a result of the Company’s determination that the original accounting for certain of its convertible note offerings failed to inappropriately recognized a beneficial conversion features for debt discounts relating to our conventional convertible debt. See the accompanying Notes to the 2013 consolidated financial statements for more information.

In connection with the restatement our Chief Executive Officer and Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K for the period from June 5, 2013 (Inception) to December 31, 2013. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2014.

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

Robert L.  Frichtel, was appointed a director and as our Chief Executive Officer on August 14, 2013.  Mr. Frichtel served as a managing partner of IBC Capital Group, a commercial real estate and finance company, since 2002.  Between 1999 and 2001, Mr.  Frichtel was the president and Chief Operating Officer of EOS Group, a division of Health Net, a NYSE listed healthcare company.  Since 2001 , Mr. Frichtel has consulted for numerous clients throughout the nation that are engaged in the medical marijuana business and has written articles for Bloomberg business regarding the cannabis industry.  Mr. Frichtel received a Bachelor of Science degree in business administration from Colorado State University in 1985.

Roberto Lopesino was appointed Vice President on August 14, 2013.  Since March 2013 , he  has operated a consulting business that studies and monitors the medical  marijuana market in Colorado and consults to the  industry on market  pricing and trends.  Since April 2011, Mr. Lopesino has operated a non-brokered commodities market for the commercial production of medical grade marijuana.  Between August 2010 and March 2011, he was the owner and manager of North Boulder Wellness Center in Boulder, Colorado, a multi-site medical dispensary and producer of marijuana. Between November 2007 and March 2010, Mr. Lopesino operated and managed a company specializing in deep powder snowcat and heli skiing in the San Juan mountain range of Colorado.  In February 2006, Mr.  Lopesino founded, and until December 2007 operated, a multilingual title company specializing in real estate document preparation and closings.  Mr.  Lopesino studied engineering at Purdue University and the University of Colorado in Boulder.

Mr. Taylor was appointed as our Chief Financial and Accounting Officer on September 23, 2013.  Mr. Taylor is a Certified Public Accountant and has operated his own public accounting practice since July of 2001.  Since 2010 , Mr. Taylor has provided accounting services to approximately 50 marijuana dispensary clients in Colorado and Washington.

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
Telephone (303) 968-3281
Fax (303)456-7488
www.cutlercpas.com
Board of Directors
Advanced Cannabis Solutions, Inc.
Colorado Springs, Colorado, 80907

We have audited the accompanying consolidated balance sheet of Advanced Cannabis Solutions, Inc. (a development stage company) as of December 31, 2013 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from June 5, 2013 (Inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 12, the consolidated financial statements for the period from June 5, 2013 (Inception) to December 31, 2013 have been restated to correct accounting errors related to the accounting for convertible notes payable and beneficial conversion features.

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

Arvada, Colorado	/s/ Cutler & Co., LLC
April 15, 2014, except for the effects on the consolidated financial statements of the restatement described in Note 12, as to which the date is August 19, 2014	Cutler & Co., LLC

ADVANCED CANNABIS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

December 31, 2013
As Restated
ASSETS
Current assets
Cash	$427,436
Prepaid expenses	2,244
Total current assets	429,680

Property and equipment, net	452,753

Total assets	$882,433

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$43,212
Convertible notes payable (net of debt discount) – current portion	5,356
Total current liabilities	48,568

Long term liabilities
Tenant deposits	1,250
Convertible notes payable (net of debt discount) less current portion	609,950
Total long term liabilities	611,200

Total liabilities	659,768

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value: 5,000,000 share authorized
No shares issued and outstanding at December 31, 2013	-
Common stock, no par value; 100,000,000 share authorized;
15,137,200 shares issued and outstanding on December 31, 2013	933,627
Deficit accumulated during development stage	(710,962)
Total stockholders’ equity	222,665

Total liabilities & stockholders’ equity	$882,433

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

See Accompanying Notes to Financial Statements.

ADVANCED CANNABIS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM JUNE 5, 2013 (INCEPTION) TO DECEMBER 31, 2013

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Deficit Accumulated During Development Stage	Total Shareholders’ Equity
Balance, June 30, 2013 (unaudited)	-	$-	-	$-	$-	$-
Common stock issued for cash at $0.0001 per share, June 30, 2013	-	-	12,400,000	12,400	-	12,400
Common stock issued for cash at $1.00 per share, July 11 through August 8, 2013	-	-	707,000	707,000	-	707,000
Recapitalization on August 14, 2013	-	-	9,724,200	(10,663)	-	(10,663)
Purchase and cancellation of shares of common stock on August 14, 2013	-	-	(8,000,000)	(100,000	-	(100,000)
Common stock issued for cash at $1.00 per share, August 14 through September 19, 2013	-	-	266,000	266,000	-	266,000
Common stock issued for services December 9, 2013	-	-	40,000	40,000	-	40,000
Discount on convertible notes December 27, 2013 - as restated	-	-	-	19,342	-	19,342
Loss on sale of mapping business to related party				(452)		(452
Net loss for the year ended December 31, 2013	-	-	-	-	(710,962)	(710,962)

Balance, December 31, 2013 - as restated	-	$-	15,137,200	$933,627	$(710,962)	$222,665

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

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each  asset's estimated useful life.

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

Conventional Convertible Debt

The Company records conventional convertible debt in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options.”   Conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Conventional convertible debt with a non-detachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety. The Company has accounted for the December 2013 issuance and the 8 1/2 % Convertible Note Payable as conventional convertible debt (see Note 10).

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

As a result of the acquisition, ACS is the Company’s 94% owned subsidiary and the former shareholders of ACS own approximately 88% of the Company’s common stock.  The Company plans to acquire the remaining outstanding shares of ACS at a later date (see Note  11 Subsequent Events below).

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

We valued the convertible feature of the 8 ½% Convertible note payable using the Black Scholes valuation model, assuming an expected life of 4.8 years, an annual volatility factor of 104%, a risk free interest rate of 1.65%, and $0 dividends.  The debt discount on this convertible note payable will be amortized over the life of the note from January 1, 2014 through January 2019 on a straight line basis that approximates the effective interest rate method

12% Convertible notes

The Company has entered into various unsecured convertible promissory notes with various third parties totaling $530,000, of which the entire amount was outstanding at December 31, 2013. The principal amounts of these notes are between $10,000 and $300,000. Under the terms of these notes, they mature on October 31, 2018, accrue interest at 12.0% per annum, and are convertible into shares of our common stock at a conversion rate of $5.00 per share, with standard dilution clauses (i.e. dividends, stock splits).  After November 1, 2015, the Company can force conversion of these notes if the trading stock price has exceeded $10 for 20 consecutive trading days.  The Company paid $63,600 to a placement agent for finders fees which the Company recorded as a debt discount as of December 31, 2013.  In addition, the Company granted the placement agent warrants to purchase 10,600 shares at a price of $5.00 per share, (with standard dilution clause for dividend, stock splits) vests immediately, and expires October 31, 2018. The value of the warrants was $21,271 based on the black-scholes pricing model. The Company recorded the value of warrants as additional debt discount at December 31, 2013. The debt discount will be amortized to interest expense over the life of the notes. As of December 31, 2013, no amounts have been amortized to interest expense.

8 ½% Convertible Note Payable

The Company executed a mortgage on their Pueblo West property in the amount of $170,000 at 8 ½% interest amortized over 15 years with a maturity date of December 31, 2018.  This note is convertible at any time at $5.00 per share.

The table below summarizes our Convertible Notes activity during the year ended December 31, 2013:

	Convertible Notes Payable	Debt Discount	Convertible Notes Payable, Net
June 5, 2013 (Inception)	$-	$0	$-
Proceeds from issuance of convertible debt
12% convertible notes issued December 27,2013	530,000	(85,488)	444,512
8% convertible notes issued December 31,2013	170,000	-	170,000
Amortization of debt discount	-	794	794
Total	700,000	(84,694)	615,306
Current portion of debt	(5,356)	-	(5,356)
Long term portion at December 31, 2013	$694,644	$(84,694)	$609,950

To properly account for certain Convertible Notes Payable, the Company performed a detailed analysis to obtain a thorough understanding of the transactions, including understanding the terms of each instrument issued, and any related derivatives entered into. The Company reviewed ASC Topic 815, to identify whether any equity-linked features in the Notes are freestanding or embedded. The Company determined that there were no free standing features. The Notes were then analyzed in accordance with Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the embedded conversion feature did not meet the requirements for bifurcation pursuant to Topic 815 and therefore accounted for the Notes as conventional debt. The Company then reviewed ASC Topic 470-20, and determined that the Notes met the criteria of a conventional convertible note and that none of the Notes had a beneficial conversion feature As a result, pursuant to ASC Topic 470-20, the Company recorded the Conventional Convertible note as a debt instrument in its entirety.

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

The Company has evaluated all subsequent events through the date these financial statements were issued. Other than those set out above, there have been no subsequent events after December 31, 2013.

12.  Restatement of Prior Period Financials

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
As a result of the restatement, the table below sets forth the changes to be made in the consolidated financial statements included in the Reports noted above.  The effect on the consolidated balance sheets for the periods described in the Reports noted above is due to the reclassification of debt discount from Common stock to Convertible notes payable. Accordingly, the consolidated balance sheet and statement of shareholders’ equity for the period from June 5, 2013 (Inception) to December 31, 2013 have been retroactively adjusted as summarized below:

Effect of Correction	As Previously		As
	Reported	Adjustments	Restated
Balance Sheet as of December 31, 2013
Convertible notes payable (net of debt discount) – current portion	$2,930	$2,426	$5,356
Total current liabilities	46,142	2,426	48,568
Convertible notes payable (net of debt discount), less current portion	341,907	268,043	609,950
Total long term liabilities	343,157	268,043	611,200
Common stock	1,204,096	(270,469)	933,627
Total stockholders’ equity	493,134	(270,469)	222,665
Statement of Changes in Shareholders’ Equity for the Period from June 5, 2013 (Inception) to December 31, 2013
Discount on convertible notes December 27, 2013	289,811	(270,469)	19,342
Common stock	1,204,096	(270,469)	933,627
Total stockholders’ equity	493,134	(270,469)	222,665

(1)	To reclassify debt discount previously recognized as a beneficial conversion feature to current and noncurrent convertible notes payable from discount on convertible notes and common stock.

(2)	To reclassify debt discount previously recognized as a beneficial conversion feature from discount on convertible notes and common stock to current and noncurrent convertible notes payable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

ADVANCED CANNABIS SOLUTIONS, INC.

Date: August 19, 2014	By:	/s/ Robert Frichtel
Robert Frichtel, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Frichtel	Principal Executive Officer, and a Director	August 19, 2014
Robert Frichtel

/s/ Christopher Taylor	Principal Financial and Accounting Officer	August 19, 2014
Christopher Taylor