Form 10-Q/A
period 2014-06-30
Advanced Cannabis Solutions, Inc.
filed 2014-08-21
CIK 1477009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended June 30, 2014.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

ADVANCED CANNABIS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-8096131
(State of incorporation)	(IRS Employer Identification No.)

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

ADVANCED CANNABIS SOLUTIONS, INC.
FORM 10-Q

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 for Advanced Cannabis Solutions, Inc., filed with the Securities and Exchange Commission on August 19, 2014, as amended (the “Form 10-Q”), is solely to (i) furnish Exhibit 101 to the Form 10-Q, which provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language), (ii) correct the section under “Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds” and (iii) correct typographic and formatting errors in the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Basis of Presentation

The accompanying (a) condensed balance sheet at December 31, 2013 has been derived from audited financial statements and (b) the unaudited condensed consolidated financial statements, have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article 8 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), as amended, filed with the Commission on April 19, 2014. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months period ended June 30, 2014 are not necessarily indicative of the results of operations for the year ended December 31, 2014.  From June 3, 2013 (Inception) through June 30, 2013, there were no transactions which would require accrual or disclosure in the Company’s financial statements.  As such, the financial statements herein are presented without comparative periods for the three and six months period ended June 30, 2013 for the Consolidated Statement of Operations, as such balances would be reported as zero.

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

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market. The Company estimates the fair value of these warrants using the binomal method. The Company recorded a derivative liability related to the Series C warrants (see Note 13).

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

8. DEFERRED FINANCING COSTS, NET

As of June 30, 2014 we had recognized $115,000 of deferred financing costs. On January 10, 2014 the Company paid $15,000 to Full Circle Capital Corporation (“Full Circle”) as a deposit for deal-related expenses related to the long-term financing commitment. On January 21, 2014 as part of the $500,000 proceeds from the warrant being issued to Full Circle, $100,000 was retained by Full Circle out of the total consideration of $500,000 to cover legal and deal-related expenses in connection with the long-term financing commitment from Full Circle Capital Corporation (see Note 11).

The deferred financing costs of $115,000 are being amortized over the estimated term of the long-term financing agreement of 3 years (see Note 11). For the three and six month periods ended June 30, 2014, amortization expense was approximately $10,000 and $16,000, respectively.  The unamortized deferred financing balance at June 30, 2014 was approximately $99,000.

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

For the three months ended June 30, 2014:

	Wholesale Supply	Real Estate Leasing	Consulting Services	Total
Net revenue	$435	$28,765	$33,600	$62,800

Operating expenses and other	4,888	4,101	276,618	285,607

Income (loss)	$(4,453)	$24,664	$(243,018)	$(222,807)

For the six months ended June 30, 2014:

	Wholesale Supply	Real Estate Leasing	Consulting Services	Total
Net revenue	$435	$57,530	$53,600	$111,565

Operating expenses and other	4,888	359,722	1,175,684	1,540,294

Income (loss)	$(4,453)	$(302,192)	$(1,122,084)	$(1,428,729)

Property and equipment, net	$454,771	$1,132	$2,067	$457,970

Receivables, net	$--	$81,922	$27,547	$109,469

Inventory	$26,247	$--	$--	$26,247

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

As of June 30, 2014, approximately $1,210,000 remained to be amortized to expense for the warrants.

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

No provision was made for income taxes for the three months and six months ended June 30, 2014.  The Company, from the date of inception, has incurred net operating losses for tax purposes of approximately $2,229,691. The net operating loss carry-forward may be used to reduce taxable income through the year 2033.

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

15. RELATED PARTY TRANSACTIONS

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

16. SUBSEQUENT EVENTS

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

Item 2. Management's discussion and analysis of financial condition and results of operations

RESULTS OF OPERATION FOR THE THREE SIX MONTH PERIODS ENDED JUNE 30, 2014

This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this quarterly report and the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of operations appearing in our Annual Report on Form 10-K/A for from June 5, 2013 (“Inception”) to December 31, 2013.  The results of operations for an interim period may not give a true indication of results for future interim periods or the year.

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

On March 27, 2014 the SEC issued a trading halt order on our common stock, and issued a statement that they were investigating affiliated stockholders who may have made illegal sales of common stock. The order was not directed at the management of the Company and is considered a private investigation.  The common stock began trading again on the OTC on April 10, 2014.

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

Revenues

Revenues for the three and six month periods ended June 30, 2014 were $80,123 and $128,888, respectively.  Net revenues for the three and six month periods ended June 30, 2014 were $62,800 and $111,565, respectively. Tenant rental income related to a real estate leasing transaction for our property near Pueblo, Colorado for the three and six month periods ended June 30, 2014 were $28,765 and $57,530, respectively.  Consulting fee revenue, net of bad debt expense, pertaining to a consulting contract with a Canadian entity for the three and six month periods ended June 30, 2014 were $33,600 and $53,600, respectively.  The Company’s Wholesale business commenced operations during the three months ended June 30, 2014.  Revenues for the Wholesale operations for the three and six month periods ended June 30, 2014 were $17,758 and $17,758, respectively. Net revenues for the Wholesale operations for the three and six month periods months ended June 30, 2014 were $435 and $435, respectively, net of cost of goods sold of $17,323 and $17,323, respectively.

Operating expense

Operating expenses, which consists of general and administrative expenses, payroll and related expenses, professional fees, office expense and depreciation expense, for the three and six month periods ended June 30, 2014 were $317,607 and $570,539, respectively.  For the three and six month periods ended June 30, 2014, general and administrative expense, which is primarily comprised of corporate expenses, insurance premiums, travel and promotion, and website maintenance, were $43,055 and $97,531, respectively. For the three and six month periods ended June 30, 2014, payroll and related expense, which is primarily comprised of staff salaries and the Company’s share of health benefit premiums, were $131,443 and $236,578, respectively.  For the three and six month periods ended June 30, 2014, professional fees, which is primarily comprised of legal, accounting and audit fees, and fees specifically related to our Form S-1, were $118,538 and $201,054, respectively.  For the three and six month periods ended June 30, 2014 office expense, which is primarily comprised of rent expense and office supplies, was $21,455 and 29,158, respectively.  Depreciation expense for the three and six month periods ended June 30, 2014 was $3,116 and $6,232, respectively.

Other Expense

Other expense consists of amortization of debt discount and deferred financing costs, interest expense, and gain (loss) on fair value adjustment of the warrant derivative liability.  For the three and six month periods ended June 30, 2014 other (income) expense was income of $32,000 and ($1,059,755), respectively.  For the three and six month periods ended June 30, 2014, amortization expense of debt discount and deferred financing costs was $113,040 and $417,881, respectively.  Interest expense for the three and six month periods ended June 30, 2014 was $78,836 and $128,110.  Gain (loss) on fair value adjustment of the derivative warrant liability was gain of $223,876 and loss of $(423,764), respectively, for the three and six month periods ended June 30, 2014.

Net Loss and Per Share Data

For the three and six month periods ended June 30, 2014, net loss was $222,807 and $1,428,729, respectively. Based on the weighted average number of common shares outstanding for the three and six month periods June 30, 2014 of 13,439,159 and 13,548,968, respectively, net loss per share was $(0.02) and $(0.11), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had working capital of $595,763. However, the Company has incurred a loss since Inception (June 5, 2013) resulting in an accumulated deficit of approximately $2,139,691 as of June 30, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no guarantee that the Company will be successful in achieving these objectives.

Operating activities

During six month period ended June 30, 2014, cash flows used in operating activities were $689,620. During the six month period ended June 30, 2014, we incurred net loss of $1,428,229, of which $893,918 related to non-cash items. We used a further $154,809 in increases in accounts receivable, other receivables and prepayments and a reduction in accounts payable and accruals, for six month period ended June 30, 2014.

Investing activities

During the six month period ended June 30, 2014, cash flows used in investing activities were $31,449. The funds were primarily used in purchasing leasehold improvements with respect to our property in Pueblo County, Colorado and $20,000 in other capitalized costs.

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

In connection with the restatement our Chief Executive Officer and Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this  Quarterly Report on Form 10-Q for the  three months ended June 30, 2014 . A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

This  Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this  Quarterly Report.

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

ADVANCED CANNABIS SOLUTIONS, INC.

Date August 21, 2014	By:	/s/ Robert Frichtel
Robert Frichtel, Chief Executive Officer

	By:	/s/ Christopher Taylor
Christopher Taylor, Principal Financial and Accounting Officer