Form 10-Q/A
period 2014-03-31
Advanced Cannabis Solutions, Inc.
filed 2014-09-10
CIK 1477009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 4

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarter period ended March 31, 2014.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

ADVANCED CANNABIS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-8096131
(State of incorporation)	(IRS Employer Identification No.)

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

At  September 9 , 2014, there were  13,703,933  issued and outstanding shares of the Company’s common stock.

EXPLANATORY NOTE

The purpose of this Amendment No. 4 to the Company’s Report on Form 10–Q/A for the three months ended March 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2014 (the “March 10–Q/A”), is to revise certain balances and disclosures relating to the Company’s conventional convertible debt and related debt discounts, convertible debt with beneficial conversion features, and derivative liabilities.  We revised the March 10-Q/A as follows: (i) revised the Company’s financial statements and notes to the financial statements in Item 8; (ii) added note 16, “Restatement of Prior Period Financial Statements” in Item 8; (iii) revised disclosure of certain balances within Item 7 to reflect the changes identified in (i), as well as other minor changes; and (iv) revised Item 9A to reflect the impact of this Amendment No. 4.

This Amendment No. 4 speaks as of the original filing date of the Company’s initial Form 10–Q, and does reflect certain events that may have occurred subsequent to the original filing date, May 15, 2014.  This amendment should be read in conjunction with our other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

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

ADVANCED CANNABIS SOLUTIONS, INC.
FORM 10-Q

ADVANCED CANNABIS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
	(As Restated)	(As Restated)
ASSETS

Current Assets
Cash	$1,884,866	$427,436
Tenant receivable (net of allowance for doubtful accounts)	47,454	1,595
Prepaid expenses	7,953	649
Total current assets	1,940,273	429,680

Property and equipment, net	457,887	452,753
Tenant receivable	19,765	-
Other assets, deferred financing costs (net of amortization)	109,000	-
Total Assets	$2,526,925	$882,433

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$26,813	$42,341
Accrued interest expense, notes payable	-	871
Derivative liability	1,147,640
Convertible notes payable– current portion	5,927	5,356
Total current liabilities	1,180,380	48,568

Long Term Liabilities
Convertible notes payable (net of debt discount)	657,483	609,950
Tenant deposits	1,250	1,250
Total long term liabilities	658,733	611,200

Total Liabilities	1,839,113	659,768
Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common Stock, no par value; 100,000,000 shares authorized; 13,438,933 shares and 15,137,200 shares issued and outstanding on March 31, 2014 and December 31, 2013, respectively	2,604,696	933,627
Deficit accumulated during development stage	(1,916,884)	(710,962)
Total Stockholders' Equity	687,812	222,665

Total Liabilities & Stockholders' Equity	$2,526,925	$882,433

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

ADVANCED CANNABIS SOLUTIONS. INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

		From Inception
	Three Months Ended	(June 5, 2013) to
	March 31, 2014	March 31, 2014
	(unaudited)	(unaudited)
	(As Restated)	(As Restated)
Revenues
Tenant rentals	$28,765	$28,765
Consulting fees	20,000	20,000
Total revenues	48,765	48,765

Operating expenses:
General and administrative	54,476	107,741
Payroll and related	105,135	213,723
Professional fees	82,516	473,648
Office expense	7,689	15,958
Loss on expired option to acquire real estate	-	150,000
Depreciation	3,116	3,116
Total operating expenses	252,932	964,186

Operating income (loss) from continuing operations	(204,167)	(915,421)

Other income (expense):

Amortization of debt discount	(304,841)	(305,635)
Gain (loss) on derivative liability , net	(647,640)	(647,640)
Interest expense	(49,274)	(50,145)
Total other expense	(1,001,755)	(1,003,420)

Loss from continuing operations	(1,205,922)	(1,918,841)

Income from discontinued operations	-	1,957

Net loss	$(1,205,922)	$(1,916,884)

Net loss per share-basic and diluted	$(0.09)

Weighted average number of common shares outstanding –basic and diluted	13,659,997

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

ADVANCED CANNABIS SOLUTIONS. INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014	From Inception (June 5, 2013) to March 31, 2014
	(unaudited)	(unaudited)
	(As Restated)	(As Restated)
Cash Flows Provided By (Used In) Operating Activities:
Net loss	$(1,205,922)	$(1,916,884)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on expired option to acquire property	-	150,000
Depreciation	3,116	3,116
Amortization of debt discount	304,841	305,635
Amortization of deferred financing costs	6,000	6,000
(Gain) Loss on derivative liability, net	(647,640)	(647,640)
Issuance of stock to pay interest expense	3,669	3,669
Issuance of stock compensation	-	40,000
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	(65,624)	(67,868)
(Increase) / decrease in prepaid	(7,304)	(7,304)
Increase / (decrease) in accounts payable and accrued expenses	(16,399)	26,813
Net cash used in operating activities – continuing operations	(329,983)	(809,183)
Net cash used in operating activities – discontinued operations	-	(9,871)
Net cash used in operating activities:	(329,983)	(819,054)

Cash Flows Provided By (Used In) Investing Activities:
Purchase of property and equipment	(8,250)	(291,003)
Purchase of option to acquire real estate	-	(150,000)
Net cash used in investing activities	(8,250)	(441,003)

Cash Flows Provided By (Used In) Financing Activities:
Purchase and cancellation of shares of common stock	-	(100,000)
Sales of common stock for cash	-	985,400
Proceeds from sale of warrants, net	400,000	400,000
Principal repayment on convertible notes payable	(1,737)	(1,737)
Proceeds from issuance of convertible notes payable, net of cash expenses	1,412,400	1,876,260
Deferred financing costs	(15,000)	(15,000)
Net cash provided by financing activities	1,795,663	3,144,923

Net Increase In Cash	1,457,430	1,884,866

Cash, beginning of period	427,436	-

Cash, end of period	$1,884,866	$1,884,866

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$46,476	$46,476
Cash paid for income tax	$-	$-
Supplemental Disclosure on non-cash financing activities:
Net liabilities acquired on recapitalization	$-	$10,663
Cancellation of shares of stock	$-	$100,000
Issuance of common shares for services	$-	$40,000
Net assets transferred on disposal-mapping division	$-	$452
Purchase of property with mortgage	$-	$170,000
Non-cash financing costs	$100,000	$100,000
Convertible notes payable settled in stock	$255,000	$255,000
Interest on convertible notes payable settled in stock	$3,669	$3,669
Warrants issued as payment for deferred financing costs	$92,600	$92,600

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements.

ADVANCED CANNABIS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONDOLIDATED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014 AND THE PERIOD FROM JUNE 5, 2013 (INCEPTION) TO MARCH 31, 2014

1. NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

Advanced Cannabis Solutions, Inc. (“ACS”) was incorporated in the State of Colorado on June 5, 2013 (“Inception”). ACS provide s real estate leasing services to the regulated cannabis industry throughout the United States by purchasing real estate assets and leasing growing space and related facilities to licensed marijuana growers and dispensary owners for their operations.  In addition, ACS plans to provide a variety of ancillary services to the industry, including the development of a proprietary line of grow mediums and plant nutrient lines, product tracking technology, and comprehensive consulting services to current and future cannabis entrepreneurs.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of signficant accounting policies is presented to assist the reader in understanding and evaluating the company's financial statements. The Condensed Consolidated Financial Statements and notes are the representation of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied to the preparations of the Financial Statements.

Principles of Consolidation

The consolidated financial statements include the results of ACS and its two wholly owned subsidiary companies, ACS Colorado Corp. and Advanced Cannabis Solutions Corporation, from the dates of their incorporation and for Promap Corporation from August 14, 2013 onwards. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2013 has been derived from audited statements and (b) the unaudited condensed consolidated financial statements, have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article 8 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements , and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the Inception to Date period ended December 31, 2013 (the “2013 Annual Report”), as amended, filed with the Commission on August 20, 2014. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results of operations for the year ending December 31, 2014. As the Company's Inception date is June 3, 2013, there are no comparative condensed statement of operations or cash flows for the three months period ended March 31, 2013.

Development Stage Operations

The Company is a development stage company in accordance with Financial Accounting Standards Codification (ASC) 915 "Development Stage Entities". Among the disclosures required as a development stage company are that our financial statements are identified as those of a development stage company, and that the statements of operations, changes in stockholders' equity and cash flows disclose activity since the date of our Inception (June 5, 2013) as a development stage company.

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

Revenue Recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from tenant rentals is recognized on a straight-line basis over the reasonably assured lease term, and collectibility is reasonably assured. Consulting revenue is recognized based upon the payment terms within the contracts, and collectibility is reasonably assured.

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

Net Income (Loss) Per Share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares  outstanding in accordance with FASB ASC 260, “Earnings Per Share.”   Diluted earnings or loss per share is computed using the weighted average common shares and diluted potential common shares outstanding. Warrants and common stock issuable upon the conversion of the Company's convertible notes payable have not been  included in the computation as the effect would be anti-dilutive and would decrease the loss per share as the Company has incurred losses in all periods reported .

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

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date.  The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

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

The Company's derivative liability is a Level 3 estimated fair market value instrument (see Note 12).

Conventional Convertible Debt

The Company records conventional convertible debt in accordance with ASC Topic 470-20, “Debt with Conversion and Other Options.” Conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Conventional convertible debt with a non-detachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety. The Company has accounted for a December 2013 debt issuance and an 8 ½% Convertible Notes Payable as conventional convertible debt (see Note 9).

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

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market. The Company estimates the fair value of these warrants using the binomial method. The Company has recorded a derivative liability related to the Series C Warrants (see Note 11).

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the straight-line method which approximates the effective interest rate method. The Company has recorded a BCF to the January 2014 Note issuance (see Note 9).

Business Segments

Following the sale of its oil and gas mapping operations effective December 31, 2013, during the quarter ended March 31, 2014, the Company operated one reportable business segment – its real estate leasing business.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (the “FASB”) has issued a draft of ASU 2014-10 regarding development stage entities. The ASU would remove the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU would eliminate the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company adopted this proposed ASU on April 1, 2014.

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

The Company has incurred a loss since Inception (June 5, 2013) resulting in an accumulated deficit of approximately $1,917,000 and $711,000 as of  March 31, 2014 December 31, 2013, respectively, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no guarantee that the Company will be successful in achieving these objectives.

The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On April 10, 2014, trading in our Common Stock resumed on the OTC after having been suspended by the SEC on March 27, 2014.

4. SHARE EXCHANGE AGREEMENT

On August 14, 2013, pursuant to  the Share Exchange Agreement, Promap acquired approximately 94% of the outstanding common stock of ACS in exchange for 12,400,000 shares of  Promap's common stock.

In connection with the Share Exchange Agreement:

●
Promap purchased 8,000,000 shares of its outstanding common stock from a former officer of the Company for $100,000.  These shares were then cancelled and returned to the status of authorized but unissued shares;

●	Robert Frichtel was appointed as a director and the Principal Executive and Financial Officer of the Company;

●	Roberto Lopesino was appointed Vice President of the Company; and

●	Steven Tedesco and Robert Carrington, Jr., resigned as officers and directors of Promap .

As a result of the acquisition, ACS is Promap’s 94% owned subsidiary and the former shareholders of ACS own approximately 88% of Promap’s common stock.  On November 9, 2013, Promap acquired the remaining 6% of the share capital of Advanced Cannabis Solutions, Inc.

The Agreement has been accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions. Under reverse acquisition accounting, ACS, the legal acquired entity, is treated as the accounting acquirer of the Predecessor Company. Consequently, ACS’ financial results are disclosed for all periods presented, while  Promap's financial results have only been consolidated with those of the existing ACS business from August 14, 2013 onward. All outstanding shares have been restated to reflect the effect of the Agreement.

5. DISCONTINUED OPERATIONS

Prior to December 31, 2013, the Company provided hard copy and digital format oil and gas production maps for the oil and gas industry. On December 31, 2013, the Company sold its oil and gas mapping business to its former Chief Executive Officer in consideration for his agreement to assume all liabilities associated with the mapping business. At the time of the transfer, the mapping business had assets of $2,729 and liabilities of $2,277. The Company recognized a loss on the transfer of $452, which was charged to equity.

The components of the discontinued operations are as follows:

Revenues		$455
Cost of services		183
Gross profit		272
Operating expenses (credits)	$
General administrative		(1,685)
Total operating expenses (credits)		(1,685)
Net income		1,957

The credit to general administrative expenses arose due the write-back of a provision for doubtful debts recorded in a prior period.

6. RECEIVABLES

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

Receivables consist of the following:

March 31, 2014

Tenant receivable, current	$47,454
Tenant receivable, non-current	19,765
Receivables	67,219
Less: Allowance for doubtful accounts	-
Receivables, net	$67,219

Tenant rental income earned but not invoiced for the three month period ended March 31, 2014 was $19,765.  The allowance for doubtful accounts at March 31, 2014 is $0.

The following discloses scheduled tenant receipts for the remainder of 2014, the next five fiscal years, and thereafter:

Scheduled Tenant Receipts

Remainder of 2014	$106,455
2015	148,205
2016	110,536
2017	112,753
2018	115,008
2019	117,308
Thereafter	246,202
Total scheduled rental receipts	$956,467

7. DEFERRED FINANCING COSTS, NET

As of March 31, 2014, we had recognized $115,000 of deferred financing costs. On January 10, 2014 the Company paid $15,000 to Full Circle Capital Corporation (“Full Circle”) as a deposit for deal-related expenses related to the long-term financing commitment. On January 21, 2014 as part of the $500,000 proceeds from the warrant being issued to Full Circle, $100,000 was retained by Full Circle out of the total consideration of $500,000 to cover legal and deal-related expenses in connection with the long-term financing commitment from Full Circle (see Note 11).

The deferred financing costs of $115,000 are being amortized over the estimated term of the long-term financing agreement of three years (see Note 11). For the three month period ended March 31, 2014, amortization expense was approximately $6,000.  The unamortized deferred financing balance at March 31, 2014 was approximately $109,000.

8. PROPERTY AND EQUIPMENT

On December 31, 2013 the Company purchased a property in Pueblo County, Colorado (the "Pueblo West Property") for $450,000.  The property, which is located in a suburb of Pueblo, consists of approximately three acres of undeveloped land, a 5,000 square foot steel building, and a parking lot. The purchase price was allocated $12,340 for land and $437,660 for buildings and related equipment.

The purchase price was paid for cash of $280,000 and a promissory note in the principal of $170,000.  The note bears interest at 8.5% interest per annum and is payable in monthly installments, including principal and interest, in the amount of $1,674.  All unpaid principal and interest is due December 31, 2018.  The promissory note is convertible at any time on or before the maturity date at $5 per common share (See Note 9).

The property is zoned for growing marijuana and is leased to a licensed medical marijuana grower through December 31, 2022 on a triple net lease basis. The Company has agreed with the tenant to begin construction of a light deprivation greenhouse on the property at a cost not to exceed $400,000, with construction scheduled to begin in the second quarter of 2014.

The Company incurred $8,250 in leasehold improvements on the property during the three months ended March 31 , 2014.

Depreciation on the Pueblo building facility began effective January 1, 2014.  Depreciation is calculated on a straight-line basis over 30 years.  The depreciation expense for the three months ended March 31, 2014 was $3,116.

The following table summarizes Property and Equipment and Related Accumulated Depreciation :

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)

Land	$12,340	$12,340
Buildings and Equipment	448,663	440,413
	461,003	452,753
Less: Accumulated Depreciation	(3,116)	-
Property and Equipment, net	$457,887	$452,753

9. CONVERTIBLE NOTES PAYABLE

12% Convertible Notes

December 2013 Issuance

In December 2013, the Company entered into various unsecured convertible promissory notes with various third parties totaling $530,000 (the "December 2013 Issuance"), of which the entire amount was outstanding at March 31, 2014 and December 31, 2013. The principal amounts of these notes range between $10,000 and $300,000. Under the terms of these notes, they mature on October 31, 2018, accrue interest at 12.0% per annum, and are convertible into shares of our common stock at a conversion rate of $5.00 per share, with standard dilution clauses (i.e. dividends, stock splits).  After November 1, 2015, the Company can force conversion of these notes if the trading stock price has exceeded $10 for 20 consecutive trading days.  The Company paid $63,600 to a placement agent for finders fees which the Company recorded as a debt discount as of March 31, 2014 and December 31, 2013.  In addition, the Company granted the placement agent warrants to purchase 10,600 shares at a price of $5.00 per share, (with standard dilution clause for dividend, stock splits) which vest immediately, and expire October 31, 2018. The value of the warrants was $21,271 based on the Black-Scholes pricing model. The Company recorded the value of warrants as additional debt discount at March 31, 2014 and December 31, 2013. The debt discount is being amortized to interest expense over the life of the notes. For the three months ended March 31, 2014, approximately $4,000 has been amortized to interest expense and the unamortized debt discount balance at March 31, 2014 is approximately $80,000.

To properly account for the December 2013 Issuance, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC Topic 815, to identify whether any equity-linked features in the December 2013 Issuance are freestanding or embedded. The Company determined that there were no free standing features. The December 2013 Issuance was then analyzed in accordance with Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the embedded conversion feature did not meet the requirments for bifurcation pursuant to Topic 815 and therefore accounted for the December 2013 Issuance as conventional debt. The Company then reviewed ASC Topic 470-20, and determined that the December 2013 Issuance met the criteria of a conventional convertible note and that none of the December 2013 Issuance had a beneficial conversion feature. As a result, pursuant to ASC Topic 470-20, the Company recorded the conventional convertible note as a debt instrument in its entirety.

January 2014 Issuance

In January 2014, the Company entered into various unsecured convertible promissory notes with various third parties totaling $1,605,000 (the "January 2014 Issuance"), of which $1,350,000 was outstanding at March 31, 2014. The principal amounts of these notes range between $10,000 and $200,000. Under the terms of these notes, they mature on October 31, 2018, accrue interest at 12.0% per annum, and are convertible into shares of our common stock at a conversion rate of $5.00 per share, with standard dilution clauses (i.e. dividends, stock splits).  They are convertible at any time on or before maturity date at $5.00 per common share. The Company paid $160,500 in debt issuance costs and $32,100 to a placement agent for finders fees which the Company recorded as a debt discount as of March 31, 2014.  In addition, the Company granted the placement agent warrants to purchase 32,100 shares at a price of $5.00 per share, (with standard dilution clause for dividend, stock splits) which vest immediately, and expire October 31, 2018. The value of the warrants was $83,452 based on the Black-Scholes pricing model. The Company recorded the value of warrants as additional debt discount at March 31, 2014.

To properly account for the January 2014 Issuance, The Company evaluated the debt instruments pursuant to ASC 815, to identify whether any equity-linked features in the convertible debt are freestanding or embedded. The January 2014 Issuance was issued availing the option for note holders to convert debt to common stock at fixed conversion price of $5.00 per share. The Company determined that conversion feature was embedded in the January issuance, but did not meet the definition of a derivative pursuant to ASC 815 and therefore should not be bifurcated. The Company concluded that the January 2014 Issuance was conventional debt and assessed under ASC 470-20 whether the January 2014 Issuance had a beneficial conversion feature. Since the initial conversion price of the security was less than the market value of the common stock at the time of issuance, it was determined that a beneficial conversion feature existed. The Company calculated the value of the beneficial conversion feature using the intrinsic value method.

The stock price on the date of issuance was $13.75 and the conversion price was $5.00.

The calculated value of the beneficial conversion feature and the combined value of the debt discount resulted in a value greater than the value of the debt and as such, the total discount was limited to the value of the debt balance of $1,605,000.

The debt discount is being amortized to interest expense over the life of the notes.  For the three months ended March 31, 2014, approximately $300,000 has been amortized to interest expense (including amounts related to debt conversion of approximately $252,000) and the unamortized discount balance at March 31, 2014 was $1,305,000.

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

To properly account for the Pueblo Mortgage, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC Topic 815, to identify whether any equity-linked features in the Pueblo Mortgage are freestanding or embedded. The Company determined that there were no free standing features. The Pueblo Mortgage was then analyzed in accordance with Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the embedded conversion feature did not meet the requirements for bifurcation pursuant to Topic 815 and therefore accounted for the Pueblo Mortgage as conventional debt. The Company then reviewed ASC Topic 470-20, and determined that the Pueblo Mortgage met the criteria of a conventional convertible note and that none of the Pueblo Mortgage had a beneficial conversion feature As a result, pursuant to ASC Topic 470-20, the Company recorded the conventional convertible note as a debt instrument in its entirety.

The table below summarizes our convertible notes activity during the three months ended March 31, 2014:

	Principal		Debt	Accrued
	Balance		Discount	Interest	Total
Balance at December 31, 2013	$700,000		$(84,694)	$871	$616,177

Issued in the period	1,605,000		(1,605,000)	-	-

Converted into shares of common stock	(255,000)		-	(3,669)	(258,669)

Amortization of debt discount	-		304,841	-	304,841

Payment of loan principal	(1,737)		-	-	(1,737)

Interest accrued during period	-		-	49,274	49,274

Interest paid during period	-		-	(46,476)	(46,476)

Balance at March 31, 2014	2,048,263		(1,384,853)	-	663,410

Less: Current portion	(5,927	) (1)	-	-	(5,927)
Long-term debt	$2,042,336		$(1,384,853)	$-	$657,483

(1)	The current portion represents the principal balance payable on the 8 ½% convertible note payable in the twelve months following the balance sheet date

10. COMMITMENTS AND CONTINGENCIES:

Long-term financing commitment

On January 21, 2014, we signed an agreement with Full Circle. The agreement provides that Full Circle will initially provide $7.5 million to us in the form of Senior Secured Convertible Notes, subject to certain named conditions.  We can borrow an additional $22.5 million with the mutual agreement of Full Circle and ourselves.

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

The six-year loan(s) will be secured by real estate acquired with the loan proceeds and will require interest-only payments at a rate of 12% a year, payable monthly. As of March 31, 2014 no amounts have been funded pursuant to its agreement.

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

Full Circle also purchased, for $500,000, warrants which allow Full Circle to purchase up to 1,000,000 shares of our common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. Of the $500,000 proceeds from the warrant being issued to Full Circle, $100,000 was retained by Full Circle Capital Corporation to cover legal and deal related expenses of future financing transactions (See Notes 11 and 12).

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

Leasehold Improvements

We also agreed with the tenant of the Pueblo West Property  to begin construction of an 8,000 sq. ft. light deprivation greenhouse on the property at a cost not to exceed $400,000.  Construction is to begin no later than June 25, 2014.  Depending on the availability of capital, we may construct up to five additional greenhouses on this property.

Legal

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

11. STOCKHOLDERS’ EQUITY:

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

The following assumptions were used to derive the value of the warrants using the Black-Scholes pricing model:

Stock price	13.75
Risk-free interest rate	1.81%
Expected dividend yield	0.00%
Expected term (in years)	4.8
Expected volatility	171%

At March 31, 2014, there were 213.5 Series B warrants issued and outstanding in respect of 42,700 shares of our common stock.

Series C Warrants

On January 21, 2014, the Company issued to Full Circle, for $500,000, warrants which allow Full Circle to purchase up to 1,000,000 shares of our common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. As part of the $500,000 proceeds from the warrant being issued to Full Circle, $100,000 was retained by Full Circle to cover legal and deal related expenses of future financing transactions, which was recorded as deferred financing costs (see Note 7).   At March 31, 2014, there were 1,000,000 Series C warrants issued and outstanding (see Note 12).

The following table summarizes information about warrants outstanding as of March 31, 2014:

	Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants in Months	Date of Expiration
Series A Warrants	$10.00	973,000	28	7/31/2016
Series B Warrants	5.00	42,700	56	10/31/2018
Series C Warrants	5.50	1,000,000	34	1/21/2017
	$7.77	2,015,700	32

The following table summarizes shares of common stock and warrants issued and outstanding for the three months ended March 31, 2014:

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

12.  DERIVATIVE WARRANT LIABILITY

The Series C Warrants issued in connection with our agreement with the Full Circle private placement offering initially provided Full Circle with the opportunity to purchase 1,000,000 shares of the common stock at the original exercise price of $5.50 per share.  The Series C Warrants have non-standard anti-dilution protection provisions and, under certain conditions, grant the right to the holder to require the Company to adjust the warrant’s exercise price to a lower price.  Accordingly, through March 31, 2014, these warrants were accounted for as derivative liabilities. On January 21, 2014, the value of the initial warrant derivative liability was calculated to be $1,368,908.  The Company received $500,000 in cash of which $100,000 was identified as deferred financing costs, resulting in an initial loss on the fair value of the derivative liability of $868,908 on the grant date.  The price of $5.00 per share of the Series A and Series B warrants granted in conjunction with the January 2014 Issuance resulted in the revaluation of the Series C warrants granted to Full Circle and an increase to the derivative liability of $153,994.

The Company used the binomial pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.  The Company’s common stock has been thinly traded since being delisted in the first quarter 2014, and all conversions of debt from the January 2014 Issuance during the first quarter of 2014 were converted using a stock price of $5.00 per share.  Using the binomial pricing model and a stock price of $5.00 per share, management utilized initial scenario stock prices of $3.00, $4.00, $6.00, and $7.00.  Assuming a three-year expected term, management assessed the probabilities of the stock prices for each year, with probabilities more heavily weighted toward lower stock prices, in light of the Company’s delisted status, changes in leadership, and the Company’s current inability to execute its initial financing with Full Circle. The underlying assumptions used for the three months ended March 31, 2014 were:

Three Months Ended March 31, 2014
Risk-free interest rate	0.04%
Expected dividend yield	0.00%
Expected term (in years)	3
Expected volatility	40%

Changes in fair value of the derivative financial instruments are recognized in the Company’s consolidated statement of operations as a derivative gain or loss and are included in other income (expense). The warrant derivative gains (losses) are non-cash income (expenses); and for the three months ended March 31, 2014 a net loss of $647,640 was included in other income (expense) in the Company’s consolidated statement of operations.  The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying Common Stock for each reporting period.

Changes in the derivative warrant liability for the three months ended March 31, 2014 are as follows:

Three Months Ended March 31, 2014
Balance at December 31, 2013	—
Fair value of warrants issued	$1,368,908
Increase in derivative liability resulting from anti-dilution provision in agreement with Full Circle	153,994
Decrease in the fair value of warrant liability	(375,262)
Balance at March 31, 2014	$1,147,640

Change in Gain (Loss) on Derivative Liability	Three Months Ended March 31, 2014
Beginning balance at Jauary 1, 2014	-
Original loss on recognition of derivative liability	$(868,908)
Change in estimated fair market value	221,268
Loss on derivative liability at end of period	$(647,640)

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

No provision was made for income taxes for the period March 31, 2014.  The Company, from the date of Inception, has incurred net operating losses for tax purposes of approximately $1,917,000. The net operating loss carry-forward may be used to reduce taxable income through the year 2033.

There was no significant difference between reportable income tax and statutory income tax.  A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot be reasonably assured.  A reconciliation between the income taxes computed in the United States is as follows:

March 31,
2014

Deferred tax asset	$651,741
Valuation allowance	(651,741)
$-

US federal income tax rate	34.00%
Valuation allowance	(34.00)%
Provision for income tax	0.00%

14. RELATED PARTY TRANSACTIONS

On June 30, 2013, ACS sold 1,000,000 shares of its common stock to Robert Frichtel and 1,150,000 shares of its common stock to Roberto Lopesino at a price of $0.001 per share.  On June 30, 2013 ACS also sold 10,250,000 shares of its common stock to an unaffiliated group of private investors at a price of $0.001 per share.  On August 14, 2013, the shareholders of ACS exchanged 12,400,000 shares of their ACS common stock  for 12,400,000 shares of our common stock.

Subsequently, one unaffiliated person who received 2,000,000 shares in August 2013 transferred 100,000 shares to Christopher Taylor and 150,000 to another non-affiliated shareholder.  The remaining 1,750,000 shares held by this person were returned to treasury and canceled on January 14, 2014.

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

15. SUBSEQUENT EVENTS

On April, 10, 2014, trading in our commons stock recommenced on the OTC after having been suspended on March 27, 2014 by the SEC.

On April 21, 2014, the Company entered into a lease agreement as a tenant with a third party landlord to lease warehouse space for general corporate purposes for a period effective April 21, 2014 through April 30, 2017.  The total payments called for during the lease period are $38,965 for rent payments.  The lease is considered a “gross lease” and payments include estimated charges for property taxes, property insurance, and common area maintenance.  The Company will be responsible for utilities under the terms of the agreement.

On August 4, 2014 the Company appointed Michael Feinsod as a member of the Company’s board of directors (the “Board”) and Executive Chairman of the Board.  Mr. Feinsod is the Managing Member and holds controlling interest of Infinity Capital, LLC (“Infinity”), an investment management company he founded in 1999.  The Board approved the issuance of 200,000 shares of the Company’s common stock, with a par value of $0.01 per share to Infinity.  The Board also approved terms that may result in the issuance of additional common stock to Infinity, provided Mr. Feinsod meets specific performance criteria, which could include:  (i) the issuance of 1,000,000 shares of the Company’s common stock to Infinity upon the uplisting of the Company’s common stock, (ii) the issuance of 150,000 shares of common stock to Infinity on August 4, 2015, provided that Mr. Feinsod remains a member of the Board on that date, and (iii) the issuance of 150,000 shares of Common Stock to Infinity on August 4, 2016, provided that Mr. Feinsod remains a member of the Board on that date.  The agreement with Mr. Feinsod requires the issuance of a number of shares of common stock to Infinity equal to 10% of any new issuance not to exceed 600,000 shares of common stock in the aggregate during the time that Mr. Feinsod remains a member of the Board, which will not be triggered upon issuances relating to convertible securities existing as of the date hereof.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through September 9, 2014, the date of available issuance of these unaudited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

16.  RESTATEMENT OF PRIOR PERIOD FINANCIALS

Conventional Convertible Debt

In connection with the Company’s second quarter 2014 review procedures and internal control analysis, management conducted an analysis of the Company’s various financial instruments and agreements involving its convertible debt and related warrants, and in particular, the $530,000 in unsecured convertible notes issued in December 2013 (the “12% December 2013 Notes”), and the $170,000 convertible debt mortgage relating to the Company’s property in Pueblo (the “Pueblo Mortgage”) (collectively, the “Convertible Debt”).  Management’s analysis was particularly focused on the accounting treatment of derivative financial instruments and debt under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC 815”) and ASC Topic 470, “Debt” (“ASC 470”), respectively.

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

The Company had originally accounted for embedded conversion feature associated with the Convertible Debt as beneficial conversion features in the previously issued consolidated financial statements.  In addition, the Company originally valued the conversion features using the Black-Scholes pricing model as the Company originally identified that the conversion price of the debt was greater than then value of the Company’s common stock on the date of issuance. Based on our reevaluation analyses performed during the second quarter 2014, we concluded that our original accounting for the embedded conversion feature as a debt discount on the Convertible Debt was incorrect, as the embedded conversion features did not meet the definition of a derivative and therefore should not have been bifurcated and the embedded conversion feature did not have a beneficial conversion, therefore the Company should not have accounted for the embedded conversion feature as a debt discount.

On August 15, 2014, as a result of this analysis, management, along with Company’s board of directors, concluded that it was necessary to restate its previously filed consolidated financial statements for the period from June 5, 2013 (Inception) to December 31, 2013 filed on Form 10-K and Form 10-Q for March 31, 2014.

Derivative Warrant Liability

In connection with the Company’s second quarter 2014 review procedures, management conducted an analysis of the Company’s warrants, specifically, the 1,000,000 Series C warrants issued in conjunction with the Company’s financing arrangement with Full Circle.  Management’s analysis was particularly focused on the accounting treatment of derivative financial instruments under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging” (“ASC 815”).

Management’s analyses included reviewing its previous analysis and accounting for the Series C warrants to see if any events may have occurred subsequent to the original issuance which would cause the Company’s original accounting and classification to change. Through the Company’s reevaluation process which included the Company obtaining a thorough understanding of the transactions, including gaining a thorough understanding of the terms of the warrants issued, and any potential derivative features. The Company reevaluated the warrants instruments pursuant to ASC 815, to assess whether the share settlement feature of the Series C warrants included in the agreement with Full Circle was within the Company’s control.  Management’s analysis of the agreement noted that without a conversion price floor or maximum number of shares, the Company cannot conclude that a sufficient number of shares are available. In order to share settle all outstanding contracts for common stock, the Company would be required to increase the authorized number of shares. Per ASC 815-40-25-19, if the Company is required to increase the number of authorized shares, share settlement is not within the control of the Company. Per ASC 815-40-25-22, if share settlement is not within the control of the Company, asset or liability classification is required. ASC 815-10-35-1 requires all derivatives be measured at fair value at each reporting period, and ASC 815-10-35-2 requires the gain or loss to be recognized in the Company's consolidated statement of operations.

On August 15, 2014, as a result of this analysis, management, along with Company’s board of directors, concluded that it was necessary to restate its previously filed consolidated financial statements for the three months ended March 31, 2014 filed on Form 10-Q and for the period from June 5, 2013 (Inception) to December 31, 2013 filed on Form 10-K (collectively, the “Restated Periods”).

Restatement Impact

As a result of the restatement, the table below sets forth the changes to be made in the consolidated financial statements for the Restated Periods:

Effect of Corrections	As Previously			As
	Reported	Adjustments		Restated
Balance Sheet as of December 31, 2013
Convertible notes payable (net of debt discount) – current portion	$2,930	$2,426	(1)	$5,356
Total current liabilities	46,142	2,426	(1)	48,568
Convertible notes payable (net of debt discount), less current portion	341,907	268,043	(1)	609,950
Total long-term liabilities	343,157	268,043	(1)	611,200
Common stock	1,204,096	(270,469)	(2)	933,627
Total stockholders’ equity	493,134	(270,469)	(2)	222,665
Statement of Changes in Stockholders’ Equity for the Period from June 5, 2013 (Inception) to December 31, 2013
Discount on convertible notes December 27, 2013	289,811	(270,469)	(2)	19,342
Common stock	1,204,096	(270,469)	(2)	933,627
Total stockholders’ equity	493,134	(270,469)	(2)	222,665

Effect of Corrections	As Previously
	Reported	Adjustments		As Restated
Balance Sheet as of March 31, 2014:
Deferred financing costs, net	$115,000	$(6,000)	(3)	$109,000
Total Assets	2,532,925	(6,000)	(8)	2,526,925
Derivative liability	-	1,147,640	(5)	1,147,640
Accounts payable and accrued expenses	32,813	(6,000)	(3)	26,813
Total current liabilities	38,740	1,141,640	(8)	1,180,380
Convertible notes payable, net	402,595	254,888	(1)	657,483
Total long-term liabilities	403,845	254,888	(8)	658,733
Total liabilities	442,585	1,396,528	(8)	1,839,113
Common stock	3,375,165	(770,469)	(11)	2,604,696
Deficit accumulated during the development stage	(1,284,825)	(632,059)	(10)	(1,916,884)
Total Stockholders' Equity	2,090,340	(1,402,528)	(8)	687,812
Total Liabilities & Stockholders' Equity	2,532,925	(6,000)	(8)	2,526,925
Statement of Operations for the three months ended March 31, 2014:
Amortization of debt discount	(320,422)	15,581	(4)	(304,841)
Gain (loss) on derivative liability, net	-	(647,640)	(8)	(647,640)
Total other expense	(369,696)	(632,059)	(8)	(1,001,755)
Net loss	(573,863)	(632,059)	(8)	(1,205,922)
Net loss per share - basic and diluted	(0.04)	(0.05)	(9)	(0.09)
Statement of Operations for the period from Inception (June 5, 2013) to March 31, 2014
Amortization of debt discount	(321,216)	15,581	(4)	(305,635)
Gain (loss) on derivative liability, net	-	(647,640)	(6)	(647,640)
Total other expense	(371,361)	(632,059)	(8)	(1,003,420)
Loss from continuing operations	(1,286,782)	(632,059)	(8)	(1,918,841)
Net loss	(1,284,825)	(632,059)	(8)	(1,916,884)
Statement of Cash Flows for the three months ended March 31, 2014:
Net loss	(573,863)	(632,059)	(8)	(1,205,922)
Amortization of debt discount	320,422	(15,581)	(4)	304,841
Amortization of deferred financing costs	-	6,000	(3)	6,000
(Gain) loss on derivative liability, net	-	647,640	(6)	647,640
Increase/ (decrease) in accounts payable and accrued expenses	(11,193)	(5,206)	(3)	(16,399)
Net cash provided by (used in) operating activities – continuing operations	(330,777)	794	(8)	(329,983)
Net cash provided by (used in) operating activities	(330,777)	794	(8)	(329,983)
Principal repayment on convertible notes payable	(943)	(794)	(4)	(1,737)
Statement of Cash Flows for the period from Inception (June 5, 2013) to March 31, 2014:
Net loss	(1,284,825)	(632,059)	(8)	(1,916,884)
Amortization of debt discount	321,216	(15,581)	(4)	305,635
Amortization of deferred financing costs	-	6,000	(3)	6,000
(Gain) loss on derivative liability, net	-	647,640	(6)	647,640
Increase/ (decrease) in accounts payable and accrued expenses	32,019	(5,206)	(3)	26,813
Net cash provided by (used in) operating activities – continuing operations	(809,977)	794	(8)	(809,183)
Net cash provided by (used in) operating activities	(819,848)	794	(8)	(819,054)
Principal repayment on convertible notes payable	(943)	(794)	(4)	(1,737)
Statement of Changes in Stockholders' Equity for the period from Inception (June 5, 2013) to March 31, 2014:
Discount on convertible notes issued December 27, 2013	289,811	(270,469)	(2)	19,342
Common stock at December 31 , 2013	1,204,096	(270,469)	(8)	933,627
Warrants sold to Full Circle January, 2014 in financing transaction	500,000	(500,000)	(7)	-
Common stock at March 31, 2014	3,375,165	(770,469)	(8)	2,604,696
Net loss for three months ended March 31, 2014	(573,863)	(632,059)	(8)	(1,205,922)
Total Stockholders' Equity	2,090,340	(1,402,528)	(8)	687,812

(1)
To reclassify debt discount, net of amortization, previously recognized as a beneficial conversion feature to current and noncurrent convertible notes payable from discount on convertible notes and common stock.

(2)
To reclassify debt discount, net of amortization, previously recognized as a beneficial conversion feature from discount on convertible notes and common stock to current and noncurrent convertible notes payable.

(3)
To present amortization expense recognized on deferred financing costs as its own line item in the statement of cash flows and reclassify it from Increase/ (decrease) in accounts payable and accrued expenses.

(4)	To recognize amortization of debt discount and reclassify amounts repaid on the principal of the convertible notes.
(5)	To record derivative liability at March 31, 2014.
(6)	To present the loss on the warrant derivative liability.
(7)	To derecognize the warrants sold to Full Circle which were erroneously recorded as adjustments to common stock.
(8)	To present the cumulative impact of adjustments discussed above. This is a line item is a subtotal or total balance on the financial statements.
(9)	To present the cumulative impact of adjustments on the net loss per share.
(10)	To present the cumulative impact of adjustments on the Company’s deficit accumulated during the development stage.
(11)	To present the cumulative impact of adjustments relating to items (7) and (2).

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

The Company’s wholly owned subsidiary, Advanced Cannabis Solutions Corporation, is the parent company formed in the state of Colorado on June 5, 2013.  Advanced Cannabis Solutions Corporation’s wholly owned subsidiary company, ACS Corp., was formed in the state of Colorado on June 6, 2013.  ACS Corp.’s wholly owned subsidiary company, ACS Colorado Corp., was formed in the state of Colorado on October 21, 2013.

During the quarter ending March 31, 2014, we:

-	raised $1,605,000 in capital through a private placement offering,

-
entered into a financing agreement with Full Circle Capital Corporation ("Full Circle").  The agreement provides that Full Circle will initially provide $7.5 million to us in the form of Senior Secured Convertible Notes, subject to certain named conditions.  We can borrow an additional $22.5 million with the mutual agreement of Full Circle and ourselves, and

-
sold 1,000,000 Series C warrants to Full Circle for $500,000. As part of the $500,000 proceeds from the warrants being issued to Full Circle, $100,000 was retained by Full Circle to cover legal and transaction-related expenses for future financing transactions.

On March 27, 2014 the SEC issued a trading halt order on our stock, and issued a statement that they were investigating affiliated stockholders  who may have made illegal sales of stock. The order was not directed at the management of the Company and is considered a private investigation.  The stock began trading again on the OTC on April 10, 2014

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

As of June 3, 2014, 22 states and the District of Columbia allow its citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our condensed consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would materially affect our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred a loss since Inception (June 5, 2013) resulting in an accumulated deficit of approximately $1,917,000 and $711,000 as of March 31, 2014 and December 31, 2013, respectively, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no guarantee that the Company will be successful in achieving these objectives.

The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On April 10, 2014, trading in our Common Stock resumed on the OTC after having been suspended by the SEC on March 27, 2014.

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

Operating expense

Operating expenses for the three month period presented in these financial statements consisted of (1) general and administrative expenses of $54,476, primarily for corporate expenses including insurance premiums, travel and promotion, and website maintenance; (2) payroll and related expenses of $105,135 for staff salaries and employer share of health benefit premiums; (3) professional fees of $82,516, primarily legal and accounting and audit fees, (4) office expenses of $7,689 and (5) depreciation expense of $3,116.

Other Income and Expense

During the three months ended March 31, 2014 we incurred other expenses of $1,001,755. We amortized debt discount of $304,841 and incurred interest expense of $49,274 on our convertible notes payable. L oss on the recognition of the derivative liability was $647,640.

Net loss

The net loss for the three month period ended March 31, 2014 was $1,205,922 due to the factors discussed above.

 LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2014, we had working capital of approximately $760,000. However, the Company has incurred a loss since Inception (June 5, 2013) resulting in an accumulated deficit of approximately $1,917,000 as of March 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no guarantee that the Company will be successful in achieving these objectives.

 Operating activities

We used funds totaling $329,983 in operating activities during the three month period ended March 31, 2014. We incurred a net loss of $1,205,922 of which $965,266 related to non-cash items. We used a further $89,327 in increases in accounts receivable, other receivables and prepayments and a reduction in accounts payable and accruals.

Investing activities

We used funds totaling $8,250 in investing activities during the three month period ended March 31, 2014. The funds were used in purchasing leasehold improvements with respect to our property in Pueblo County, Colorado.

Financing activities

During the three months ended March 31, 2014 we generated $1,412,400, net of debt issuance costs, from the sale of convertible notes and $400,000 from the sale of 1,000,000 Series C warrants. We used $15,000 in the payment of deferred financing costs and $1,737 in principal repayments relating to our 81/2% convertible note.

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

On January 21, 2014, we signed an agreement with Full Circle, a closed-end investment company.  The agreement provides that Full Circle will initially provide $7.5 million to us in the form of Senior Secured Convertible Notes, subject to certain named conditions.  We can borrow an additional $22.5 million with the mutual agreement of Full Circle and ourselves.

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

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

The Company restated its consolidated financial statements and other financial information as of March 31, 2014, for the three-month period ended March 31, 2014, as of December 31, 2013, for the period June 5, 2013 (Inception) to March 31, 2014, and for the period June 5, 2013 (Inception) to December 31, 2013 as a result of the Company’s determination that the original accounting for certain of its convertible note offerings failed to inappropriately recognized a beneficial conversion features for debt discounts relating to our conventional convertible debt. See the accompanying notes to the condensed consolidated financial statements for the period ended March 31, 2014 for more information.

In connection with the restatement our Chief Executive Officer and Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended March 31, 2014. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ADVANCED CANNABIS SOLUTIONS, INC.

Date: September 9, 2014	By:	/s/ Robert Frichtel
Robert Frichtel, Chief Executive Officer

	By:	/s/ Christopher Taylor
Christopher Taylor, Principal Financial and Accounting Officer