Form 10-Q
period 2014-09-30
Advanced Cannabis Solutions, Inc.
filed 2014-11-19
CIK 1477009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended September 30, 2014.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

ADVANCED CANNABIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Colorado	20-8096131
(State of incorporation)	(IRS Employer Identification No.)

6565 East Evans Avenue
Denver, CO 80224
(Address of principal executive offices) (Zip Code)

4445 Northpark Drive, Suite 102 Colorado Springs, CO 80907
Former Name, Address and Fiscal Year End if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☑       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐       No  ☑

At November 18, 2014, there were 13,703,903 issued and outstanding shares of the Company’s common stock.

ADVANCED CANNABIS SOLUTIONS, INC.

FORM 10-Q

ADVANCED CANNABIS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
		(As Restated)
ASSETS

Current Assets
Cash	$1,120,636	$427,436
Tenant receivables	16,282	-
Prepaid expenses and other current assets	14,908	2,244
Inventory	62,805	-
Total current assets	1,214,631	429,680

Property and equipment, net	489,907	452,753
Deferred financing costs, net	89,444	-
Tenant receivables	17,316	-
Intangible assets, net	35,467	-
Total Assets	$1,846,765	$882,433

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$76,287	$43,212
Derivative liability	1,041,397	-
Convertible notes payable (net of debt discount), current portion	5,927	5,356
Total current liabilities	1,123,611	48,568

Long-term Liabilities
Convertible notes payable (net of debt discount), less current portion	767,059	609,950
Accrued stock payable	122,500	-
Tenant deposits	1,250	1,250
Total liabilities	2,014,420	659,768

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency)
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common Stock, $0.01 par value; 100,000,000 shares authorized; 13,684,933 shares and 15,137,200 shares issued and outstanding on September 30, 2014 and December 31, 2013, respectively	136,849	151,372
Additional paid-in capital	3,581,847	782,255
Accumulated deficit	(3,886,351)	(710,962)
Total Stockholders' Equity (Deficiency)	(167,655)	222,665

Total Liabilities & Stockholders' Equity (Deficiency)	$1,846,765	$882,433

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

ADVANCED CANNABIS SOLUTIONS. INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended Sept. 30, 2014	Three Months Ended Sept. 30, 2013	Nine Months Ended Sept. 30, 2014	June 5, 2013 (Inception) to Sept. 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Wholesale sales	$39,263	$-	$57,021	$-
Cost of wholesale goods sold	(25,085)	-	(42,408)	-
Net wholesale sales	14,178	-	14,613	-
Tenant rentals	28,764	-	86,294	-
Consulting fees, net of bad debt expenses	(13,600)	-	40,000	-
Total revenues	29,342	-	140,907	-

Operating expenses:
General and administrative	38,341	2,916	135,872	2,916
Payroll and related	136,470	42,199	373,048	42,199
Share-based compensation	1,006,500	-	1,006,500	-
Professional fees	143,237	256,640	344,291	256,640
Office expense	17,447	11,304	46,591	11,304
Depreciation and amortization	12,598	-	18,830	-
Total operating expenses	1,354,593	313,059	1,925,132	313,059

Operating loss	(1,325,251)	(313,059)	(1,784,225)	(313,059)

Other (expense):
Amortization of debt discount	(227,977)	-	(645,858)	-
Loss on derivative liability, net	(117,633)	-	(541,397)	-
Loss on option to purchase property	-	(150,000)	-	(150,000)
Interest expense	(75,799)	-	(203,909)	-
Total other (expense):	(421,409)	(150,000)	(1,391,164)	(150,000)

Loss from continuing operations	(1,746,660)	(463,059)	(3,175,389)	(463,059)

Loss from discontinued operations	-	(8,957)	-	(8,957)

Net loss	$(1,746,660)	$(472,016)	$(3,175,389)	$(472,016)

Net loss per share – basic and diluted
From continuing operations	$(0.13)	$(0.04)	$(0.24)	$(0.04)
From discontinued operations	-	-	-	-	*
Net loss per share – basic and diluted	$(0.13)	$(0.04)	$(0.24)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted	13,545,738	12,792,820	13,476,962	12,792,820

*   denotes less than $0.01 per share

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements

ADVANCED CANNABIS SOLUTIONS. INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2014	June 5, 2013 (Inception) to September 30, 2013
	(unaudited)	(unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net loss	$(3,175,389)	$(472,016)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on expired option to acquire property	-	150,000
Depreciation and amortization	18,830	-
Amortization of debt discount	645,858	-
Amortization of deferred financing costs	25,556	-
Loss on derivative liability, net	541,397	-
Issuance of common stock to pay interest expense	3,669	-
Issuance of common stock for services	884,000	-
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(33,598)	6,726
(Increase) / decrease in prepaid expenses and other assets	(12,664)	23,320
(Increase) in inventory	(62,805)	-
Increase in accrued stock payable	122,500	-
Increase in accounts payable and accrued expenses	33,075	20,516
Net cash used in operating activities:	(1,009,571)	(271,454)

Cash Flows Provided By (Used In) Investing Activities:
Cash acquired in reverse merger with Promap	-	1,238
Purchase of property and equipment	(53,251)	-
Purchase of intangible assets	(38,200)	-
Purchase of option to acquire real estate	-	(150,000)
Net cash used in investing activities	(91,451)	(148,762)

Cash Flows Provided By (Used In) Financing Activities:
Purchase and cancellation of shares of common stock	-	(100,000)
Sales of common stock for cash	-	985,400
Proceeds from sale of warrants, net	400,000	-
Principal repayment on convertible notes payable	(3,178)	-
Proceeds from issuance of convertible notes payable, net of cash expenses	1,412,400	-
Deferred financing costs	(15,000)	-
Net cash provided by financing activities	1,794,222	885,400

Net Increase In Cash	693,200	465,184

Cash, beginning of period	427,436	-

Cash, end of period	$1,120,636	$465,184

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$201,111	$-
Supplemental disclosure on non-cash financing activities:
Net liabilities acquired on recapitalization	$-	$2,944
Non-cash financing costs	$100,000	$-
Convertible notes payable settled in stock	$485,000	$-
Interest on convertible notes payable settled in stock	$3,669	$-
Warrants issued as payment for deferred financing costs	$92,600	$-
Beneficial conversion feature and warrants	$1,412,400	$-

See Accompanying Notes to Condensed Consolidated Unaudited Financial Statements.

ADVANCED CANNABIS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

1.   NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

Advanced Cannabis Solutions, Inc. (“ACS,” the “Company,” “we” or “us”) was incorporated in the State of Colorado on June 5, 2013 (“Inception”). ACS provides real estate leasing services to the regulated cannabis industry throughout the United States by purchasing real estate assets and leasing growing space and related facilities to licensed marijuana growers and dispensary owners for their operations.  In addition, ACS plans to provide a variety of ancillary services to the industry, including the development of a proprietary line of grow mediums and plant nutrient lines, product tracking technology, and comprehensive consulting services to current and future cannabis entrepreneurs.

While ACS does not grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, nor does it intend to do so in the future, ACS may be irreparably harmed by a change in enforcement by the federal or state governments.

Reverse merger

Promap Corporation (“Promap” or “the Predecessor Company”) was incorporated in the State of Colorado on November 12, 1987. Promap was an independent GIS and custom draft energy mapping company for the oil and gas industry in the United States and Canada.

On August 14, 2013, Promap, in a share exchange agreement (“the Share Exchange Agreement”) acquired 94% of the issued and outstanding share capital of Advanced Cannabis Solutions, Inc. (“ACSI”), a private Colorado corporation. On November 9, 2013, Promap acquired the remaining 6% of the share capital of ACSI. It was planned that the ongoing Company operations would focus on ACSI’s business plan as its core activity and operate under the name ACS. On March 27, 2014 the Securities and Exchange Commission (“SEC” or “Commission”) issued a trading halt order on the Company’s common stock, and issued a statement that they were investigating affiliated shareholders who may have made illegal sales of common stock. The order was not directed at the management of the Company and is considered a private investigation. The common stock began trading again, unlisted, on the OTC on April 10, 2014. The Company has completed a change in trading symbol to CANN (OTCBB) and has completed its official name change.  In December 2013 the previous oil and gas mapping operations of Promap, as described above, were sold to the former Chief Executive Officer of Promap.

The Share Exchange Agreement has been accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions. Under reverse acquisition accounting, ACS, the acquired entity, is treated as the accounting acquirer of Promap. Consequently, the accompanying condensed consolidated financial statements reflect only the operations of ACS for all periods presented, as they replace the historical financial statements of Promap, the legal acquirer.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company's financial statements. The condensed consolidated financial statements and notes are the representation of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied to the preparations of the financial statements.

Principles of Consolidation

The consolidated financial statements include the results of ACS and its two wholly owned subsidiary companies, ACS Colorado Corp. and Advanced Cannabis Solutions Corporation, from the dates of their incorporation and for Promap Corporation from August 14, 2013 onwards. Advanced Cannabis Solutions Corporation has one wholly owned subsidiary: ACS Corp. All of these corporations are incorporated in Colorado. All intercompany balances and transactions have been eliminated in consolidation and the financial statements herein represent the Company’s consolidated balances and financial results.

In October 2014, the Company purchased a property in Denver, Colorado. The property, which will be rebranded the “Greenberg”, was purchased by 6565 E. Evans Avenue LLC, a Colorado limited liability company, which is a wholly-owned subsidiary of the Company (See Note 18).

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2013 has been derived from audited statements and (b) the unaudited condensed consolidated financial statements as of September 30, 2014 and 2013, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the Inception to Date period ended December 31, 2013 (the “2013 Annual Report”), as amended, filed with the Commission on August 20, 2014. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results of operations for the year ending December 31, 2014.

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

Reclassifications

We have reclassified certain income statement and balance sheet items within the accompanying Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements for the prior year in order to be comparable with the current presentation. These reclassifications did not have material impact on the Company's reported stockholders’ equity (deficiency), results of operations or cash flows.

Receivables

The Company reviews receivables periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Receivables are primarily contract-based billings to tenants and consulting engagement receivables.

Inventory

Inventory consisting of wholesale items purchased for retail sale is stated at lower of cost or market, with cost being determined on average cost basis, and consists primarily of finished goods. The Company regularly reviews its inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on management’s estimated forecast of product demand and production requirements.

Amounts paid to suppliers for inventory not yet received is classified as prepaid inventory.  Once received, the cost of inventory is reclassified into inventory.

Property and Equipment, Net

Property and equipment are recorded at cost and depreciated under the straight-line method over each asset’s estimated useful life, typically thirty (30) years for buildings and five (5) years for warehouse leasehold improvements, and the Company’s equipment, and furniture and fixtures. For office space leased to tenants, related property and equipment are depreciated under the straight-line method over each asset’s estimated useful life, typically seven (7) years for office leasehold improvements, and three (3) years for equipment and furniture and fixtures.  Construction in progress, including purchased equipment, represents capital expenditures incurred for assets not yet placed in service.

Deferred Financing Costs, Net

Costs with respect to the issuance of common stock, warrants, stock options or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized as debt discount over the term of any debt funding, if successful, or expensed if the proposed equity or debt transaction is unsuccessful.

Conventional Convertible Debt

The Company records conventional convertible debt in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic No. (“Topic”) 470-20, Debt with Conversion and Other Options.  Conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Conventional convertible debt with a non-detachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety. The Company has accounted for the December 2013 debt issuance and an 8 ½% Convertible Notes Payable as conventional convertible debt (see Note 11).

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

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market. The Company estimates the fair value of these warrants using the binomial method. The Company has recorded a derivative liability related to the Series C Warrants (see Note 14).

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the straight-line method, which approximates the effective interest rate method. The Company has recorded a BCF to the notes issued in January 2014 (see Note 11).

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, provides a comprehensive framework for measuring fair value and expands disclosures, which are required about fair value measurements.  Specifically, ASC Topic 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC Topic 820 defines the hierarchy as follows:

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

The Company's derivative liability is a Level 3 estimated fair market value instrument (see Note 14).

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

Income Tax

The Company accounts for income taxes pursuant to ASC Topic 740, Income Taxes. Under ASC Topic 740, deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net Income (Loss) Per Share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding in accordance with ASC Topic 260, Earnings Per Share.   Diluted earnings or loss per share is computed using the weighted average common shares and diluted potential common shares outstanding. Warrants and common stock issuable upon the conversion of the Company's convertible notes payable have not been included in the computation as the effect would be anti-dilutive and would decrease the loss per share as the Company has incurred losses in all periods reported.

Business Segments

Following the sale of its oil and gas mapping operations effective December 31, 2013, the Company operates in three segments in accordance with ASC Topic 280, Segment Reporting.  The Company’s three segments are Real Estate, Wholesale Supply, and Finance, Consulting and Ancillary Services. Our Chief Executive Officer has been identified as the chief decision maker.

Recently Issued Accounting Standards

Development Stage Entity Reporting

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10 Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, (“ASU 2014-08”), which removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (“U.S. GAAP”), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, ASU 2014-10 eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company has chosen to early adopt ASU 2014-10 for the Company’s financial statements as of June 30, 2014.  The adoption of this ASU impacted the Company’s reporting by eliminating the requirement to report inception to date financial information and describe the Company as a development stage company as previously required.

Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which limits dispositions that qualify for discontinued operations presentation to those that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. Strategic shifts could include a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of the business. ASU 2014-08 is effective prospectively for the Company in its first quarter of fiscal 2015, with early adoption permitted. The Company does not believe the adoption of this standard will have a significant impact on its consolidated financial statements.

Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. ASU 2014-15 requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt.  ASU 2014-15 requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of ASU 2014-15 to have a significant impact on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is carefully evaluating its existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. The Company will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. The new standard is effective for the Company on January 1, 2017.  Early adoption is not permitted. ASU 2014-09 allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the transition method that will be elected.

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

The Company had an accumulated deficit of approximately $3,886,000 and $711,000 as of September 30, 2014 and December 31, 2013, respectively, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On April 10, 2014, trading in the Company’s common stock resumed on the OTCBB after having been suspended by the SEC on March 27, 2014.

4.   SHARE EXCHANGE AGREEMENT

On August 14, 2013, pursuant to the Share Exchange Agreement, Promap acquired approximately 94% of the outstanding common stock of ACS in exchange for 12,400,000 shares of Promap's common stock.

In connection with the Share Exchange Agreement:

•

Promap purchased 8,000,000 shares of its outstanding common stock from a former officer of the Company for  $100,000. These shares were then cancelled and returned to the status of authorized but unissued shares;

•

Robert Frichtel was appointed as a director and the Principal Executive and Financial Officer of the Company; and

•

Steven Tedesco and Robert Carrington, Jr., resigned as officers and directors of Promap.

As a result of the acquisition, ACS was Promap’s 94% owned subsidiary and the former shareholders of ACS owned approximately 88% of Promap’s common stock.  On November 9, 2013, Promap acquired the remaining 6% of the share capital of Advanced Cannabis Solutions, Inc.

The Share Exchange Agreement has been accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions. Under reverse acquisition accounting, ACS, the legal acquired entity, is treated as the accounting acquirer of the predecessor company. Consequently, ACS’ financial results are disclosed for all periods presented. All outstanding shares have been restated to reflect the effect of the Share Exchange Agreement.

5.   PROPERTY AND EQUIPMENT

On December 31, 2013 the Company purchased a property in Pueblo County, Colorado (the “Pueblo West Property”) for approximately $450,000. The property, which is located in a suburb of Pueblo, consists of approximately three acres of undeveloped land, a 5,000 square foot steel building, and a parking lot. The purchase price was allocated $12,340 for land and $437,660 for buildings and related equipment.

The purchase price was paid for cash of $280,000 and a promissory note in the principal of $170,000. The note bears interest at 8.5% interest per annum and is payable in monthly installments, including principal and interest, in the amount of $1,674. All unpaid principal and interest is due December 31, 2018. The promissory note is convertible at any time on or before the maturity date at $5 per common share (See Note 11).

The property is zoned for growing marijuana and is leased to a licensed medical marijuana grower through December 31, 2022 on a triple net lease basis. The Company has agreed with the tenant to begin construction of a light deprivation greenhouse on the property at a cost not to exceed $400,000 during first quarter 2015. Depreciation on the Pueblo West Property building facility began effective January 1, 2014.

Depreciation expense was $9,865 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $16,097 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes property and equipment and related accumulated depreciation:

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)

Land	$12,340	$12,340
Buildings and Equipment	448,664	440,413
Leasehold improvements	45,000	-
Property and Equipment, gross	506,004	452,753
Less: Accumulated Depreciation	(16,097)	-
Property and Equipment, net	$489,907	$452,753

6.   INTANGIBLE ASSETS

Intangible assets were $38,200 and $0 at September 30, 2014 and December 31, 2013, respectively. Intangible assets consisted of costs capitalized for the development of educational and marketing webinars on various industry topics surrounding marijuana. The intangible assets have an anticipated useful life of up to one year. Amortization expense for the three and nine month periods ended September 30, 2014 were $2,733 and $2,733, respectively.

7.   RECEIVABLES

The Company recognizes tenant rentals on a straight-line basis over the reasonably assured lease term. The Company's tenant rental agreements provide for scheduled rent increases during the lease term. Tenant rental revenue that has been earned on a straight-line basis over the reasonably assured rental term, but has not been invoiced as yet under the terms of the tenant rental agreement, has either been classified as current or non-current under tenant receivable. Tenant rental revenue that has been earned on a straight-line basis, but that will not be invoiced to tenants under the terms of the tenant rental agreement within twelve months of the balance sheet date, has been classified as non-current under tenant receivable.

Receivables consist of the following at September 30, 2014. (There were no comparable amounts at December 31, 2013.):

September 30, 2014
(unaudited)
Tenant receivable, current	$16,282
Tenant receivable, non-current	17,316
Receivables	33,598
Less: Allowance for doubtful accounts	-
Receivables, net	$33,598

Tenant rental income invoiced but not earned was $17,713 and $0 for the three months ended September 30, 2014 and 2013, respectively. Tenant rental income earned but not invoiced was $17,316 and $0 for the nine months ended September 30, 2014 and 2013, respectively.  During the three months and nine month periods ended September 30, 2014, the Company wrote-off the remaining consulting services receivable balance of $33,600 and $60,000, respectively, due to the mutual cancellation of the consulting contract.

The following discloses scheduled tenant receipts for the remainder of 2014, the next five fiscal years, and thereafter (see Note 18):

Scheduled Tenant Receipts
Remainder of 2014	$46,477
2015	148,205
2016	110,536
2017	112,753
2018	115,008
2019	117,308
Thereafter	246,203
Total scheduled rental receipts	$896,490

8.   DEFERRED FINANCING COSTS, NET

As of September 30, 2014, we had recognized $115,000 of deferred financing costs. On January 10, 2014 the Company paid $15,000 to Full Circle Capital Corporation (“Full Circle”) as a deposit for deal-related expenses related to the long-term financing commitment. On January 21, 2014 as part of the $500,000 proceeds from the warrant being issued to Full Circle, $100,000 was retained by Full Circle out of the total consideration of $500,000 to cover legal and deal-related expenses in connection with the long-term financing commitment from Full Circle (see Note 12).

The deferred financing costs of $115,000 are being amortized over the estimated term of the long-term financing agreement of three years (see Note 12). Amortization expense was approximately $10,000 and $0 for the three months ended September 30, 2014 and 2013, respectively, and approximately $26,000 and $0 for the nine months ended September 30, 2014 and 2013, respectively. The unamortized deferred financing balance at September 30, 2014 was approximately $89,000.

9.   BUSINESS SEGMENTS

The Company operates three reportable business segments: Real Estate Leasing, Wholesale Supply, and Finance, Consulting and Ancillary Services. Real Estate Leasing owns, operates, and leases warehouse and office space to tenants. The Company’s Wholesale Supply segment primarily serves as reseller of packaging products and supplies to retail and manufacturing companies.  Inventory for the Wholesale Supply segment is primarily comprised of packaging products for retailers and materials for manufacturers and there was no reserve for excess and obsolete inventory at September 30, 2014. The Company’s Finance, Consulting and Ancillary Services segment provides business advice and management services.

For the three months ended September 30, 2014:

	ACS Corporate	Wholesale Supply	Real Estate Leasing	Finance, Consulting and Ancillary Services	Total
Net revenue	$-	$14,178	$28,764	$(13,600)	$29,342
Operating expenses and other	1,638,929	18,702	91,371	27,000	1,776,002
Loss from continuing operations	$(1,638,929)	$(4,524)	$(62,607)	$(40,600)	$(1,746,660)

For the three months ended September 30, 2013:

	ACS Corporate	Wholesale Supply	Real Estate Leasing	Finance, Consulting and Ancillary Services	Total
Net revenue	$-	$-	$-	$-	$-
Operating expenses and other	313,059	-	150,000	-	463,059
Loss from continuing operations	$(313,059)	$-	$(150,000)	$-	$(463,059)

For the nine months ended September 30, 2014:

	ACS Corporate	Wholesale Supply	Real Estate Leasing	Finance, Consulting and Ancillary Services	Total
Net revenue	$-	$14,613	$86,294	$40,000	$140,907
Operating expenses and other	3,006,692	63,982	164,592	81,030	3,316,296
Loss from continuing operations	$(3,006,692)	$(49,369)	$(78,298)	$(41,030)	$(3,175,389)
Property and equipment, net	$-	$-	$489,907	$-	$489,907
Receivables, net	$-	$-	$33,598	$-	$33,598
Inventory	$-	$62,805	$-	$-	$62,805

From June 5, 2013 (Inception) to September 30, 2013:

	ACS Corporate	Wholesale Supply	Real Estate Leasing	Finance, Consulting and Ancillary Services	Total
Net revenue	$-	$-	$-	$-	$-
Operating expenses and other	313,059	-	150,000	-	463,059
Loss from continuing operations	$(313,059)	$-	$(150,000)	$-	$(463,059)

10.   DISCONTINUED OPERATIONS

Prior to December 31, 2013, the Company provided hard copy and digital format oil and gas production maps for the oil and gas industry. On December 31, 2013, the Company sold its oil and gas mapping business to its former Chief Executive Officer in consideration for his agreement to assume all liabilities associated with the mapping business. At the time of the transfer, the mapping business had assets of $2,729 and liabilities of $2,277. The Company recognized a loss on the transfer of $452 which was charged to equity.  There was no gain or loss on disposal relating to the Company’s discontinued operations.

The components of the discontinued operations are as follows:

June 5, 2013 (Inception) to December 31, 2013
Revenues	$455
Cost of services	183
Gross profit	272
Operating expenses
General administrative	9,229
Total operating expenses	9,229
Net loss	$(8,957)

11.   CONVERTIBLE NOTES PAYABLE

12% Convertible Notes

December 2013 Issuance

In December 2013, the Company entered into various unsecured convertible promissory notes with various third parties totaling $530,000 (the “December 2013 Issuance”), of which the entire amount was outstanding at September 30, 2014 and December 31, 2013. The principal amounts of these notes range between $10,000 and $300,000. Under the terms of these notes, they mature on October 31, 2018, accrue interest at 12.0% per annum, and are convertible into shares of the Company’s common stock at a conversion rate of $5.00 per share, with standard dilution clauses (i.e. dividends, stock splits, etc.).  They are convertible at any time on or before maturity date at $5.00 per common share. After November 1, 2015, the Company can force conversion of these notes if the trading stock price has exceeded $10 for 20 consecutive trading days.  The Company paid $63,600 to a placement agent for finder’s fees which the Company recorded as a debt discount as of September 30, 2014 and December 31, 2013.  In addition, the Company granted the placement agent warrants to purchase 10,600 shares at a price of $5.00 per share, (with standard dilution clause for dividends, stock splits, etc.) which vest immediately, and expire October 31, 2018. The value of the warrants was $21,271 based on the Black-Scholes pricing model. The Company recorded the value of warrants as additional debt discount at issuance. The debt discount is being amortized to interest expense over the life of the notes.   Amounts amortized to interest expense were approximately $3,000 and $10,000 for the three and nine month periods ended September 30, 2014, respectively.  The unamortized debt discount balance at September 30, 2014 is approximately $75,000.

To properly account for the December 2013 Issuance, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC Topic 815, to identify whether any equity-linked features in the December 2013 Issuance are freestanding or embedded. The Company determined that there were no free standing features. The December 2013 Issuance was then analyzed in accordance with ASC Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the embedded conversion feature did not meet the requirements for bifurcation pursuant to ASC Topic 815 and therefore accounted for the December 2013 Issuance as conventional debt. The Company then reviewed ASC Topic 470-20, and determined that the December 2013 Issuance met the criteria of a conventional convertible note and that none of the December 2013 Issuance had a beneficial conversion feature. As a result, pursuant to ASC Topic 470-20, the Company recorded the conventional convertible note as a debt instrument in its entirety.

January 2014 Issuance

In January 2014, the Company entered into various unsecured convertible promissory notes with various third parties totaling $1,605,000 (the “January 2014 Issuance”), of which $1,120,000 was outstanding at September 30, 2014. The principal amounts of these notes range between $10,000 and $200,000. Under the terms of these notes, they mature on October 31, 2018, accrue interest at 12.0% per annum, and are convertible into shares of the Company’s common stock at a conversion rate of $5.00 per share, with standard dilution clauses (i.e. dividends, stock splits, etc.). They are convertible at any time on or before maturity date at $5.00 per common share. After November 1, 2015, the Company can force conversion of these notes if the trading stock price has exceeded $10 for 20 consecutive trading days. The Company paid $160,500 in debt issuance costs and $32,100 to a placement agent for finder’s fees which the Company recorded as a debt discount as of September 30, 2014. In addition, the Company granted the placement agent warrants to purchase 32,100 shares at a price of $5.00 per share, (with standard dilution clause for dividends, stock splits, etc.) which vest immediately, and expire October 31, 2018. The value of the warrants was $83,452 based on the Black-Scholes pricing model. The Company recorded the relative value of warrants as additional debt discount at issuance.

To properly account for the January 2014 Issuance, The Company evaluated the debt instruments pursuant to ASC Topic 815, to identify whether any equity-linked features in the convertible debt are freestanding or embedded. The January 2014 Issuance was issued availing the option for note holders to convert debt to common stock at fixed conversion price of $5.00 per share. The Company determined that the conversion feature was embedded in the January 2014 Issuance, but did not meet the definition of a derivative pursuant to ASC Topic 815 and therefore should not be bifurcated. The Company concluded that the January 2014 Issuance was conventional debt and assessed under ASC Topic 470-20 whether the January 2014 Issuance had a beneficial conversion feature. Since the initial conversion price of the security was less than the market value of the common stock at the time of issuance, it was determined that a beneficial conversion feature existed. The Company calculated the value of the beneficial conversion feature using the intrinsic value method. The stock price on the date of issuance was $13.75 and the conversion price was $5.00.

The calculated value of the beneficial conversion feature and the combined value of the debt discount resulted in a value greater than the value of the debt and as such, the total discount was limited to the value of the debt balance of $1,605,000.

The debt discount is being amortized to interest expense over the life of the notes.  Amounts amortized to interest expense were approximately $225,000 and $636,000 for the three and nine month periods ended September 30, 2014, respectively.   The unamortized discount balance at September 30, 2014 was approximately $969,000.

Conversion of 12% Convertible Notes

Since the issuance of the January 2014 notes, seven (7) of the January 2014 Issuance note holders converted their loan notes with principal balances totaling $485,000 and accrued interest of $3,669 into 97,733 shares of the Company’s common stock at a conversion price of $5.00 per share. Any remaining unamortized portion of debt discount related to the converted notes were expensed immediately at the date of conversion, amounting to $271,413 and $426,054 for the three and nine months ended September 30, 2014, respectively.

8 ½% Convertible Note Payable

The Company executed a mortgage on its Pueblo West Property in the amount of $170,000 at 8 ½% interest amortized over 15 years with a maturity date of December 31, 2028 (the “Pueblo Mortgage”). This note is convertible at any time at $5.00 per share.

To properly account for the Pueblo Mortgage, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC Topic 815, to identify whether any equity-linked features in the Pueblo Mortgage are freestanding or embedded. The Company determined that there were no free standing features. The Pueblo Mortgage was then analyzed in accordance with ASC Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the embedded conversion feature did not meet the requirements for bifurcation pursuant to ASC Topic 815 and therefore accounted for the Pueblo Mortgage as conventional debt. The Company then reviewed ASC Topic 470-20, and determined that the Pueblo Mortgage met the criteria of a conventional convertible note and that none of the Pueblo Mortgage had a beneficial conversion feature As a result, pursuant to ASC Topic 470-20, the Company recorded the conventional convertible note as a debt instrument in its entirety.

The table below summarizes our convertible notes activity during the nine months ended September 30, 2014:

	Principal	Debt	Accrued
	Balance	Discount	Interest	Total
Balance at December 31, 2013	$700,000	$(84,694)	$871	$616,177
Issued in the period	1,605,000	(1,605,000)	-	-
Converted into shares of common stock	(485,000)	426,054	(3,669)	(62,615)
Amortization of debt discount	-	219,804	-	219,804
Payment of loan principal	(3,178)	-	-	(3,178)
Interest accrued during period	-	-	203,909	203,909
Interest paid during period	-	-	(201,111)	(201,111)
Balance at September 30, 2014	1,816,822	(1,043,836)	-	772,986
Less: Current portion	(5,927)	-	-	(5,927)
Long-term debt	$1,810,895	$(1,043,836)	$-	$767,059

(1)	The current portion represents the principal balance payable on the 8 ½% convertible note payable in the twelve months following the balance sheet date

12.   COMMITMENTS AND CONTINGENCIES

Long-term financing commitment

On January 21, 2014, the Company signed a Securities Purchase Agreement (the “SPA”) with Full Circle.  The SPA provides that Full Circle will initially provide $7.5 million to the Company in the form of Senior Secured Convertible Notes, subject to certain named conditions.  The Company can borrow an additional $22.5 million with the mutual agreement of Full Circle and the Company.

At least 95% of any loan proceeds will be used to acquire properties, which the Company will lease to licensed marijuana growers.

Full Circle will provide the Company with the initial $7.5 million when:

•

Full Circle agrees on the location of property to be purchased;

•

The specified property’s appraised value is satisfactory to Full Circle;

•

A Phase I environmental inspection is completed to the satisfaction of Full Circle; and

•

The Company is able to provide a first priority lien on the property in favor of Full Circle.

The six-year loan(s) will be secured by real estate acquired with the loan proceeds and will require interest-only payments at a rate of 12% a year, payable monthly. As of September 30, 2014, no amounts have been funded to the Company pursuant to the SPA.

The initial loan can, at any time, be converted into shares of the Company’s common stock at a conversion price of $5.00 per common share.  It is contemplated that further advances will be convertible at 110% of the market price of our stock on the day of any advance, or the ten-day volume-weighted average price prior to the day of advance, whichever is lower.

The funding of the loan(s) is subject to the execution of additional documents between the parties.

Full Circle also purchased, for $500,000, warrants which allow Full Circle to purchase up to 1,000,000 shares of the Company’s common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. Of the $500,000 proceeds from the warrant being issued to Full Circle, $100,000 was retained by Full Circle to cover legal and deal related expenses of future financing transactions.

On September 24, 2014, the Company and Full Circle entered into Amendment No. 1 to the SPA, which changed the conversion price of the initial $7,500,000 promissory note to $4.00 per share of the Company’s common stock. Also on September 24, 2014, and in connection with Amendment No.1 to the SPA, the Company and Full Circle entered into Amendment No. 1 to the Series C Warrants, which changed the exercise price of these warrants to $4.00 per share of the Company’s common stock, and increased the amount of warrants issuable to 1,400,000 warrants to purchase shares of the Company’s common stock. (See Note 13).

Operating Leases

The Company rents office space for its corporate needs. The Company entered into a month-to-month lease agreement in July 2013 to lease 2,000 square feet for an annual rate of $12,000, paid monthly. This lease was terminated effective April 1, 2014.

The Company entered into a new three-year lease agreement effective April 2, 2014 for its corporate offices. The facility leased is 3,000 square feet and expires March 31, 2017. This lease was terminated effective November 1, 2014 (see Note 18). The Company’s lease for office space at Northpark Avenue, Colorado Springs, Colorado, was cancelled without penalty, effective November 1, 2014. As a result, the Company anticipates that its office rental contractual obligations will decrease approximately $26,700, $29,400, and $7,500 for years 2015, 2016 and 2017, respectively. The Company entered into a three-year agreement effective April 21, 2014 for a warehouse supply and distribution facility. The facility leased is 1,800 square feet and expires April 30, 2017. Lease expense relating to these leases was $9,150 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $16,250 and $0 for the nine months ended September 30, 2014 and 2013, respectively. The future obligations under this lease amount to approximately $3,000 for the remainder of 2014, $13,000 for 2015, $13,000 for 2016, and $5,000 for 2017.

Legal

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

13.   STOCKHOLDERS’ EQUITY

Common Stock

On January 5, 2014, the Company re-acquired 1,750,000 shares of its common stock for no consideration from existing common stockholders. The re-acquired shares were returned to the Company’s, authorized but unissued share account. The $1,750 gain on the return of these shares of common stock has been charged to stockholders’ equity.

Since the issuance of the January 2014 notes, seven (7) of the January 2014 Issuance note holders converted their loan notes with principal balances totaling $485,000 and accrued interest of $3,669 into 97,733 shares of the Company’s common stock at a conversion price of $5.00 per share.

Warrants

Series A Warrants

Between July 11, 2013 and August 8, 2013, the Company issued 707,000 shares of its common stock and 707,000 Series A Warrants for cash consideration of $1.00 per share. Each Series A Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $10.00 per share.  The Series A Warrants expire on the earlier of August 1, 2016, or twenty days following written notification from the Company that its common stock had a closing bid price at or above $12.00 for any ten consecutive trading days. This condition has been met as of April 30, 2014; however, the Company has chosen not to force this conversion feature at this time.

Between August 14, 2013 and September 19, 2013, the Company issued an additional 266,000 shares and 266,000 Series A Warrants of its common stock for cash consideration of $1.00 per share. The Series A Warrants expire on the earlier of August 1, 2016, or twenty days following written notification from the Company that its common stock had a closing bid price at or above $12.00 for any ten consecutive trading days. This condition has been met as of April 30, 2014; however, the Company has chosen not to force this conversion feature at this time.

At September 30, 2014, there were 973,000 Series A Warrants issued and outstanding.

Series B Warrants

On January 29, 2014, the Company issued 160.5 Series B warrants, convertible to 32,100 shares of its common stock, to a broker-dealer as compensation for placement of convertible notes payable totaling $1,605,000. Each Series B Warrant allows the holder to purchase 200 shares of the Company’s common stock at an exercise price of $5.00 per share at any time on or before October 31, 2018.  At the time the warrants were issued, they had an estimated fair market value of $83,452, based on the Black-Scholes pricing model which has been recognized as part of the debt discount related to this note issuance and is being amortized over the life of the notes from January 29, 2014 through October 31, 2018 on a straight-line basis that approximates the effective interest method.

The following assumptions were used to derive the value of the warrants using the Black-Scholes pricing model:

Stock price	13.75
Risk-free interest rate	1.81%
Expected dividend yield	0.00%
Expected term (in years)	4.8
Expected volatility	171%

At September 30, 2014, there were 213.5 Series B Warrants issued and outstanding in respect of 42,700 shares of the Company’s common stock.

Series C Warrants

On January 21, 2014, the Company issued to Full Circle, for $500,000, warrants which allow Full Circle to purchase up to 1,000,000 shares of the Company’s common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. As part of the $500,000 proceeds from the warrant being issued to Full Circle, $100,000 was retained by Full Circle to cover legal and deal related expenses of future financing transactions, which was recorded as deferred financing costs (see Note 8).  On September 24, 2014, the Company and Full Circle entered into Amendment No. 1 to the SPA, which changed the exercise price of the warrants issuable to $4.00 per share of the Company’s common stock, and increased the amount of warrants issuable to 1,400,000 warrants to purchase shares of the Company’s common stock. See Note 14 for discussion of accounting for value of the revisions.

At September 30, 2014, there were 1,400,000 Series C Warrants issued and outstanding (see Notes 13 and 14).

The following table summarizes information about warrants outstanding as of September 30, 2014:

	Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants in Months	Date of Expiration
Series A Warrants	$10.00	973,000	22	7/31/2016
Series B Warrants	5.00	42,700	49	10/31/2018
Series C Warrants	4.00	1,400,000	28	1/21/2017
	$6.43	2,415,700	26

The following table summarizes the changes in shares of common stock and warrants issued and outstanding for the nine months ended September 30, 2014:

	Common Stock	Warrants
Balance at December 31, 2013	15,137,200	983,600
Re-acquired shares of common stock	(1,750,000)	-
Warrants issued to Full Circle for $500,000 consideration – Series C Warrants	-	1,400,000
Warrants issued to placement agent – Series B Warrants	-	32,100
Shares issued for services	200,000	-
Issued in settlement of $485,000 convertible notes payable and accrued interest of $3,669	97,773	-
Balance at September 30, 2014	13,684,933	2,415,700

14.   DERIVATIVE WARRANT LIABILITY

The Series C Warrants issued in connection with our agreement, as amended, with the Full Circle private placement offering initially provided Full Circle with the opportunity to purchase 1,000,000 shares of the Company’s common stock at the exercise price of $5.50 per share. In September 2014, through amendment, the shares of common stock were increased to 1,400,000 and the exercise price reduced to $4.00 per share. The Series C Warrants have non-standard anti-dilution protection provisions and, under certain conditions, grant the right to the holder to require the Company to adjust the warrant’s exercise price to a lower price. Accordingly, through September 30, 2014, these warrants were accounted for as derivative liabilities. On January 21, 2014, the value of the initial warrant derivative liability was calculated to be $1,368,908. The Company received $500,000 in cash of which $100,000 was identified as deferred financing costs, resulting in an initial loss on the fair value of the derivative liability of $868,908 on the grant date. The price of $5.00 per share of the Series A and Series B warrants granted in conjunction with the December 2013 Issuance and the January 2014 Issuance resulted in the revaluation of the Series C warrants granted to Full Circle and an increase to the derivative liability of $153,994.

The Company used the binomial pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The Company’s common stock has been thinly traded since being delisted in the first quarter of 2014, and all conversions of debt from the January 2014 Issuance during the first and second quarters of 2014 were converted using a stock price of $5.00 per share.  Using the binomial pricing model and a stock price of $5.00 per share, management utilized initial scenario stock prices of $3.00, $4.00, $6.00, and $7.00.  Assuming a three-year expected term, management assessed the probabilities of the stock prices for each year, with probabilities more heavily weighted toward lower stock prices, in light of the Company’s delisted status, changes in leadership, and the Company’s current inability to execute its initial financing with Full Circle.

The underlying assumptions used for the nine months ended September 30, 2014 were:

Nine Months Ended September 30, 2014 (unaudited)
Risk-free interest rate	0.02%
Expected dividend yield	0%
Expected term (in years)	3 years
Expected volatility	33%

Changes in fair value of the derivative financial instruments are recognized in the Company’s consolidated statements of operations as a derivative gain or loss and are included in other income (expense). The warrant derivative gains (losses) are non-cash income (expenses); and for the three and nine month periods ended September 30, 2014 a net derivative gain (loss) of $179,909 and $(541,397), respectively, was included in other income (expense) in the Company’s consolidated statements of operations. The increase during the three months ended September 30, 2014 was primarily due to the additional 400,000 warrants and the decrease in the warrant price to $4.00, relating to Amendment No. 1 of the SPA with Full Circle. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period.

Changes in the derivative warrant liability for the three and nine months ended September 30, 2014 are as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Balance at beginning of period	—	—
Fair value of warrants issued	$923,764	$1,368,908
Increase in derivative liability resulting from anti-dilution provision in agreement, as amended with Full Circle	—	153,994
Increase in derivative liability resulting from additonal warrants issued to Full Circle	297,542	-
Decrease in the fair value of warrant liability, net	(179,909)	(481,505)
Balance at end of period	$1,041,397	$1,041,397

Change in Aggregate Loss on Derivative Liability	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Beginning balance at beginning of period	$423,764	$-
Initial loss on recognition of derivative liability	—	868,908
Increase in derivative liability resulting from additonal warrants issued to Full Circle	297,542	-
Change in estimated fair market value	(179,909)	(327,511)
Balance at end of period	$541,397	$541,397

15.   INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. If there were any unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

No provision was made for income taxes for the period September 30, 2014. The Company, from the date of Inception, has incurred net operating losses for tax purposes of approximately $3,886,000. The net operating loss carry-forward may be used to reduce taxable income through the year 2033.

There was no significant difference between reportable income tax and statutory income tax.  A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot be reasonably assured. A reconciliation between the income taxes computed in the United States is as follows:

September 30, 2014 (unaudited)
Deferred tax asset	$1,321,359
Valuation allowance	(1,321,359)
$-
US federal income tax rate	34.00%
Valuation allowance	(34.00)%
Provision for income tax	0.00%

16.   RELATED PARTY TRANSACTIONS

On June 30, 2013, ACS sold 1,000,000 shares of its common stock to Robert Frichtel and 1,150,000 shares of its common stock to Roberto Lopesino at a price of $0.001 per share. On June 30, 2013 ACS also sold 10,250,000 shares of its common stock to an unaffiliated group of private investors at a price of $0.001 per share.  On August 14, 2013, the shareholders of ACS exchanged 12,400,000 shares of their ACS common stock for 12,400,000 shares of the Company’s common stock.

Subsequently, one unaffiliated person who received 2,000,000 shares in August 2013 transferred 100,000 shares to Christopher Taylor and 150,000 to another non-affiliated shareholder. The remaining 1,750,000 shares held by this person were returned to treasury and canceled on January 14, 2014.

On August 4, 2014, the Company appointed Michael Feinsod as a member of the Company’s board of directors (the “Board”) and Executive Chairman of the Board. Mr. Feinsod is the Managing Member and holds controlling interest of Infinity Capital, LLC (“Infinity”), an investment management company he founded in 1999. The Board approved the issuance of 200,000 shares of the Company’s common stock, with a par value of $0.01 per share to Infinity. On the date of issue, the 200,000 shares issued to Infinity had an initial fair value of $1,040,000, based on a closing price per share of the Company of $5.20 on August 4, 2014. Due to restrictions on the ability to trade the Company’s shares, a discount of fifteen percent (15%) was applied to the fair value of the shares issued to Infinity. After taking into consideration the illiquidity of the shares, the fair value of the shares issued to Infinity on August 4, 2014 was $884,000 and was recorded to stock-based compensation for the quarter ended September 30, 2014.

The Board also approved terms that may result in the issuance of additional common stock to Infinity, provided Mr. Feinsod meets specific performance criteria, which could include: (i) the issuance of 1,000,000 shares of the Company’s common stock to Infinity upon the uplisting of the Company’s common stock. If the Company’s stock had been uplisted at September 30, 2014, the estimated additional liability recognized by the Company would have been be approximately $4,000,000, based on a closing price per share at September 30, 2014 of $4.00. (No liability or expense was recognized by the Company at or for the nine-month period ended September 30, 2014); (ii) the issuance of 150,000 shares of common stock to Infinity on August 4, 2015, provided that Mr. Feinsod remains a member of the Board on that date, and (iii) the issuance of 150,000 shares of common stock to Infinity on August 4, 2016, provided that Mr. Feinsod remains a member of the Board on that date. Management expects that Mr. Feinsod will remain a member of the Board through August 4, 2016, and as such, in conjunction with items (ii) and (iii) of this agreement, the Company accrued $122,500 and $122,500, for the three months and nine months ended September 30, 2014, respectively. The Company is accruing this expense on a straight line basis and records the expense as earned to match the recognition of expense with the timing of services rendered. The Company’s accrual at the end of the period was calculated based on the pro-rata shares earned through September 30, 2014 and a closing price per share at September 30, 2014 of $4.00. This accrual will fluctuate based on market price until the shares are issued to Infinity. Stock compensation expense recorded by the Company in conjunction with stock issued to Infinity on August 4, 2014 and with the pro-rata shares earned but not issued through September 30, 2014 was $1,006,500.

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

17.   RESTATEMENT OF PRIOR PERIOD FINANCIALS

Conventional Convertible Debt

In connection with the Company’s second quarter 2014 review procedures and internal control analysis, management conducted an analysis of the Company’s various financial instruments and agreements involving its convertible debt and related warrants, and in particular, the December 2013 Issuance of $530,000 unsecured convertible notes, and the $170,000 convertible Pueblo Mortgage (collectively, the “Convertible Debt”). See Note 10. Management’s analysis was particularly focused on the accounting treatment of derivative financial instruments and debt under ASC Topic 815, Derivatives and Hedging and ASC Topic 470, Debt, respectively.

Management’s analyses included reviewing its previous analysis and accounting of the Convertible Debt noted above to see if any events may have occurred subsequent to the original issuance which would cause the Company’s original accounting and classification to change. Through the Company’s reevaluation process, which included the Company obtaining a thorough understanding of the transactions, including gaining a thorough understanding of the terms of each instrument issued, and any potential derivative features. The Company reevaluated the debt instruments pursuant to ASC Topic 815, to identify whether any equity-linked features in the Convertible Debt are freestanding or embedded. The Convertible Debt was issued availing the option for note holders to convert debt to common stock at fixed conversion price of $5.00 per share. The Company determined that conversion feature was embedded in the debt instrument and was therefore not a free standing features. The Convertible Debt were then analyzed in accordance with ASC Topic 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the embedded conversion feature did not meet the definition of a derivative pursuant to ASC Topic 815 and therefore should not be bifurcated pursuant to ASC Topic 815 and therefore should be evaluated and accounted for as conventional convertible debt. The Company then reviewed ASC Topic 470-20, and determined that the Convertible Debt met the criteria of conventional convertible notes and that none of the Convertible Debt instruments had a beneficial conversion feature as the conversion price was greater than the market price of the Company’s common stock on the date of issuance(s). As a result, pursuant to ASC Topic 470-20, the Company concluded that the Convertible Debt should have been recorded as a conventional convertible debt instrument in its entirety.

The Company had originally accounted for embedded conversion feature associated with the Convertible Debt as beneficial conversion features in the previously issued consolidated financial statements. In addition, the Company originally valued the conversion features using the Black-Scholes pricing model as the Company originally identified that the conversion price of the debt was greater than the value of the Company’s common stock on the date of issuance. Based on the Company’s reevaluation analyses performed during the second quarter 2014, the Company concluded that its original accounting for the embedded conversion feature as a debt discount on the Convertible Debt was incorrect, as the embedded conversion features did not meet the definition of a derivative and therefore should not have been bifurcated and the embedded conversion feature did not have a beneficial conversion, and, therefore the Company should not have accounted for the embedded conversion feature as a debt discount.

On August 15, 2014, as a result of this analysis, management, along with Company’s Board, concluded that it was necessary to restate the Company’s previously filed consolidated financial statements for the period from June 5, 2013 (Inception) to December 31, 2013 as filed on Form 10-K.

Restatement Impact

As a result of the restatement, the table below sets forth the changes made in the consolidated financial statements for the restated period:

Effect of Corrections	As Previously Reported	Adjustments		As Restated (audited)
Balance Sheet as of December 31, 2013
Convertible notes payable (net of debt discount) – current portion	$2,930	$2,426	(1)	$5,356
Total current liabilities	46,142	2,426	(1)	48,568
Convertible notes payable (net of debt discount), less current portion	341,907	268,043	(1)	609,950
Total long-term liabilities	343,157	268,043	(1)	611,200
Common stock	1,204,096	(270,469)	(2)	933,627
Total stockholders’ equity (deficiency)	493,134	(270,469)	(2)	222,665
Statement of Changes in Stockholders’ Equity for the Period from June 5, 2013 (Inception) to December 31, 2013
Discount on convertible notes December 27, 2013	289,811	(270,469)	(2)	19,342
Common stock	1,204,096	(270,469)	(2)	933,627
Total stockholders’ equity (deficiency)	493,134	(270,469)	(2)	222,665

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

18.   SUBSEQUENT EVENTS

On October 21, 2014, the Company purchased a retail bank property, located in Denver, Colorado. The purchase price of the property was approximately $1.1 million. The property was purchased by 6565 E. Evans Avenue LLC, a Colorado limited liability company, which is a wholly-owned subsidiary of the Company. The Company paid approximately $500,000 in cash and assumed a note for $600,000 bearing 14% interest per annum, which was financed by Evans Street Lendco, LLC (“Evans Street”).  The terms of the note provide for interest-only payments for the first two years, and allow the Company an optional payment abatement of nine months from the execution date of the note.  In connection with the purchase of the building, the Company issued 600,000 warrants to Evans Street.  Each warrant allows Evans Street to purchase one share of the Company’s common stock at an exercise price of $4.40 per share at any time on or before October 21, 2016.

On October 29, 2014, the Board authorized the adoption of the Company's 2014 Equity Incentive Plan (the “Plan”), which, subject to stockholder approval, is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the Plan with those of the Company and the Company's stockholders. The Plan provides that up to 10 million shares of the Company's common stock may be issued under the Plan.

Also on October 29, 2014, the Company's board of directors granted certain Plan participants 175,000 non-qualified options to purchase shares of the Company's common stock pursuant to the Plan.  The exercise price of the options is $3.70 per share and the options expire three years from the date of issuance.  Although the options vested immediately upon being granted, the Plan has not yet been adopted by the Company's stockholders, so the options will be exercisable only upon approval of the plan by the Company's stockholders.  If stockholder approval of the Plan is not obtained, the options will be cancelled and deemed void.

On November 7, 2014, the Company officially relocated its corporate offices. The new address of the Company is: 6565 E. Evans Avenue, Denver, CO 80224. The Company’s lease for office space at Northpark Avenue, Colorado Springs, Colorado, was cancelled without penalty, effective November 1, 2014. As a result, the Company anticipates that its office rental contractual obligations will decrease approximately $26,700, $29,400, and $7,500 for years 2015, 2016 and 2017, respectively.

In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through November 19, 2014, the date of available issuance of these unaudited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

PART I

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this quarterly report and the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of operations appearing in our Annual Report on Form 10-K/A for the inception date (June 5, 2013) to December 31, 2013. The results of operations for an interim period may not give a true indication of results for future interim periods or the year.

Cautionary Statement Regarding Forward Looking Statements

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

On August 14, 2013, Promap acquired 94% of the issued and outstanding share capital of Advanced Cannabis Solutions, Inc.  (“ACSI”). A private Colorado Corporation in exchange for 12,400,000 shares of its common stock (see Note 4 Share Exchange Agreement to the attached financial statements for a more detailed explanation of the transaction). On November 9, 2013, we acquired the remaining 6% of the share capital of ACSI. On October 1, 2013, we changed our name from Promap Corporation to Advanced Cannabis Solutions, Inc.  The Company has completed a change in trading symbol to CANN (OTCBB).

On December 31, 2013, we sold our oil and gas mapping business to our former Chief Executive Officer in consideration for his agreement to assume all liabilities associated with the mapping business.

The acquisition of Advanced Cannabis Solutions, Inc. was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions. Under this type of accounting ACS is considered to have acquired Promap. Consequently, ACS’ financial results are disclosed for the period from inception (June 5, 2013) through December 31, 2013, while our financial results have only been consolidated with those of ACS from August 14, 2013 forward.

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

Our initial focus has been on opportunities within Colorado, which has allowed its citizens to use medical marijuana since 2000. In January 2014, the state of Colorado enacted laws to legalize marijuana for recreational adult use.

The Company’s three wholly owned subsidiaries, ACS Colorado Corp., Advanced Cannabis Solutions Corporation, and 6565 E. Evans Avenue LLC were incorporated in the state of Colorado. Advanced Cannabis Solutions Corporation has one wholly owned subsidiary company, ACS Corp., which was formed in the state of Colorado on June 6, 2013. In October 2014, the Company purchased a property in Denver, Colorado. The property was purchased by 6565 E. Evans Avenue LLC, a Colorado limited liability company, which is a wholly-owned subsidiary of the Company.

We divide our business into three divisions: Real Estate, Wholesale, and Finance, Consulting and Ancillary Services.

As of November 20, 2014, all of our operations were conducted within the state of Colorado. The Company is exploring real estate and lending opportunities in Oregon, Washington, Florida and Illinois.

Real Estate

Our real estate business plan primarily includes plans to acquire and lease growing space and related facilities to licensed marijuana growers and dispensary owners for their operations. We expect these facilities will range in size from 5,000 to 50,000 square feet. These facilities will only be leased to tenants that possess the requisite state licenses to operate cultivation facilities. The leases with the tenants will provide certain requirements that permit the Company to continually evaluate its tenants’ compliance with applicable laws and regulations.

We plan to acquire commercial real estate and lease office space to non-regulated participants in the cannabis industry. These participants include media, Internet, packaging, lighting, cultivation supplies, and financial services. In exchange for certain services that may be provided to these tenants, we expect to receive cash rent. In certain cases, we may acquire equity interests or provide debt capital to these non-regulated businesses.

We have a credit facility to finance the acquisition of real estate as discussed below.

As of the date of this report, we owned the following properties:

Property Name	Location	Description
Pueblo West	152 Industrial Blvd. Pueblo West, CO 81007

Located in a suburb of Pueblo, CO, the property consists of approximately three acres of land, which includes a 5,000 square foot steel building, and parking lot. The property is zoned for growing marijuana and is leased to a medical marijuana grower until December 31, 2022. The Company also agreed with the tenant to begin construction of an 8,000 sq. ft. light deprivation greenhouse on the property at a cost not to exceed $400,000.

The “Greenhouse”	6565 E. Evans Ave. Denver, CO 80224

The Company intends to re-purpose the former retail bank at this location into a multi-tenant office building that will, among other things, provide shared workspace environment purely dedicated to participants serving the cannabis industry. The building will be re-branded as "The Greenhouse" and will serve non-regulated ancillary businesses to the cannabis industry, as well as providing educational and networking opportunities for tenants.

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

Wholesale

Our wholesale business primarily serves as distributor of certain industry-specific products used by manufacturers and dispensaries. Our wholesale business distributes products such as packaging products, nutrient solutions and irrigation technology. Our wholesale business partners with industry leaders and innovators to deliver high-quality products that are compliant with applicable regulations and which are made in the U.S.A.

Finance, Consulting and Ancillary Services

Our finance strategy includes making direct term loans and providing revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products.  These loans will generally be secured to the maximum extent permitted by law.  The Company believes there is a significant demand for this financing.

We are pursuing ancillary business products and services including customized finance, capital formation, banking, regulatory compliance consulting and logistical support for participants in the cannabis industry.

On January 27, 2014, the Company:

•

raised $1,605,000 in capital through a private placement offering,

•

revised its financing agreement (the “SPA”) with Full Circle Capital Corporation (“Full Circle”).  The agreement provides that Full Circle will initially provide $7.5 million to the Company in the form of Senior Secured Convertible Notes, subject to certain named conditions.  The Company can borrow an additional $22.5 million with the mutual agreement of Full Circle and the Company, and

•

sold 1,000,000 Series C warrants to Full Circle for $500,000. As part of the $500,000 proceeds from the warrants being issued to Full Circle, $100,000 was retained by Full Circle to cover legal and transaction-related expenses for future financing transactions.

On September 24, 2014, the Company and Full Circle entered into Amendment No. 1 to the SPA, which changed the conversion price of the initial $7,500,000 promissory note to $4.00 per share of the Company’s common stock. Also on September 24, 2014, and in connection with Amendment No.1 to the SPA, the Company and Full Circle entered into Amendment No. 1 to the Series C Warrants, which changed the exercise price of these warrants to $4.00 per share of the Company’s common stock, and increased the amount of warrants issuable to 1,400,000 warrants to purchase shares of the Company’s common stock.

As announced on March 27, 2014, the U.S. Securities and Exchange Commission (“SEC”) temporarily suspended trading in CANN common stock. The SEC's stated reason for the stop trading order was that “There are questions regarding whether certain undisclosed affiliates and shareholders of ACS common stock engaged in an unlawful public distribution of securities.”

As a result of that suspension, ACS was delisted from the OTC markets. In attempting to get relisted on the OTC Bulletin Board, the Company learned that actions conducted by Stephen G. Calandrella, a former principal stockholder, related to the SEC’s stop trading order, which led to the temporary suspension and subsequent delisting of ACS stock. The Company began an investigation into Mr. Calandrella’s activities. As a result of such investigation, the Company has filed suit against Mr. Calandrella, as described below (See Part II, Item 1).

Government Regulation and Our Businesses

Marijuana is a Schedule I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.  While we do not intend to grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, we may be irreparably harmed by a change in enforcement by the federal or state governments.

As of November 11, 2014, 23 states and the District of Columbia allow its citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado, Washington, Oregon and Alaska have approved ballot measures to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.

Federal Regulation

The Company has provided products and services to state-approved marijuana growers and dispensary facilities. ACS does not grow or distribute marijuana, however, our providing of ancillary products and services to state-approved marijuana growers and dispensary facilities could be deemed to be aiding and abetting illegal activities, a violation of federal law. We intend to remain within the guidelines outlined in the Cole Memo, which does not alter the Department of Justice's authority to enforce federal law, including federal laws relating to marijuana, but does recommend that U.S. Attorneys prioritize enforcement of federal law away from the marijuana industry operating as permitted under certain state laws, so long as certain conditions are met.  Where the individual state framework fails to protect the public, the Justice Department has instructed federal prosecutors to enforce the Controlled Substances Act of 1970. However, we cannot provide assurance that the Company is in full compliance with the Cole Memo or any other federal laws or regulations.

The Company’s ongoing and future business plans rely on the Company’s ability to successfully establish and maintain effective controls that follow the United States Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) Guidance, “BSA Expectations Regarding Marijuana-Related Businesses,” in vetting and monitoring potential tenants, customers and clients of the Company.  On February 14, 2014, FinCEN issued guidance to clarify Bank Secrecy Act (“BSA”) expectations for financial institutions seeking to provide services to marijuana-related businesses. FinCEN issued this guidance in light of certain state initiatives to legalize certain marijuana-related enforcement priorities. The FinCEN guidance clarifies how financial institutions can provide services to marijuana-related businesses consistent with their BSA obligations, and aligns the information provided by financial institutions in BSA reports with federal and state law enforcement priorities. This FinCEN guidance is intended to enhance the availability of financial services for, and the financial transparency of, marijuana-related businesses.

While ACS is not currently subject to the BSA or FinCEN guidelines, we will institute policies and procedures that mirror the stated goals of the FinCEN guidelines and will provide a framework, by which the Company believes it can comply with the federal government’s stated objectives with respect to the potential conflict of law. The Company plans to use the FinCEN Guidelines, as may be amended, as the basis for assessing its relationships with potential tenants, clients and customers.

State Regulation

Where applicable, we will apply for state licenses that are necessary to conduct our business in compliance with local laws.

On September 8, 2014, our subsidiary, ACS Corp., was licensed as an approved vendor with Colorado’s Marijuana Enforcement Division.

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

While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would materially affect our consolidated results of operations, financial position or liquidity for the periods presented in this report.  The Company’s critical accounting policies are as follows:

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

Conventional Convertible Debt

The Company records conventional convertible debt in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic No. (“Topic”) 470-20, Debt with Conversion and Other Options.  Conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Conventional convertible debt with a non-detachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety. The Company has accounted for a December 2013 debt issuance and an 8 ½% Convertible Notes Payable as conventional convertible debt.

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

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market. The Company estimates the fair value of these warrants using the binomial method. The Company has recorded a derivative liability related to the Series C Warrants.

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the straight-line method, which approximates the effective interest rate method. The Company has recorded a BCF to the notes issued in January 2014.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, provides a comprehensive framework for measuring fair value and expands disclosures, which are required about fair value measurements.  Specifically, ASC Topic 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC Topic 820 defines the hierarchy as follows:

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

The Company's derivative liability is a Level 3 estimated fair market value instrument.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management believes that actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate additional revenues. While the Company believes in the viability of its strategy to generate additional revenues and its ability to raise additional funds, there can be no assurances to that effect. The Company continues to aggressively seek real estate and wholesale opportunities with companies throughout Colorado and other regions that comply with state and local cannabis regulation.

The Company had an accumulated deficit of approximately $3,886,000 and $711,000 as of September 30, 2014 and December 31, 2013, respectively, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

RESULTS OF OPERATION FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

The following discussion analyzes our financial condition and summarizes the results of operations for the three and nine month periods ended September 30, 2014. This discussion and analysis should be read in conjunction with our financial statements included as part of this report.

Net Revenues

Net revenues were $29,342 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $140,907 and $0 for the nine months ended September 30, 2014 and 2013, respectively.  Tenant rental income related to a real estate leasing transaction for our property in Pueblo, Colorado was $28,764 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $86,294 and $0 for the nine months ended September 30, 2014 and 2013, respectively.  Consulting fee revenue, net of bad debt expense, pertaining to a consulting contract with a Canadian entity was $(13,600) and $0 for the three months ended September 30, 2014 and 2013, respectively, and $40,000 and $0 for the nine months ended September 30, 2014 and 2013, respectively.  The consulting contract was mutually cancelled during the third quarter 2014 and the related receivable was written off, resulting in negative revenue for the quarter.  The Company’s wholesale operations commenced during the second quarter 2014.  Revenues for the wholesale operations were $39,263 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $57,021 and $0 for the nine months ended September 30, 2014 and 2013, respectively.  Net revenues for the Wholesale operations were $14,178 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $14,613 and $0 for the nine months ended September 30, 2014 and 2013, respectively.  The increase in wholesale revenues, net is a result of selling products, such as nutrients and supplies to retail customers.

Operating Expense

Operating expenses, which consists of general and administrative expenses, payroll and related expenses, professional fees, office expense and depreciation expense, were $1,354,593 and $313,059 for the three months ended September 30, 2014 and 2013, respectively, and $1,925,132 and $313,059 for the nine months ended September 30, 2014 and 2013, respectively.  General and administrative expense, which is primarily comprised of corporate expenses, insurance premiums, travel and promotion, and website maintenance, was $38,341 and $2,916 for the three months ended September 30, 2014 and 2013, respectively, and $135,872 and $2,916 for the nine months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses is, primarily, due to increased travel and conference expenses.  Payroll and related expense, which is primarily comprised of staff salaries and the Company’s share of health benefit premiums was $136,470 and $42,199 for the three months ended September 30, 2014 and 2013, respectively, and $373,048 and $42,199 for the nine months ended September 30, 2014 and 2013, respectively. This increases are primarily due to the increase in personnel.  Stock-based compensation expense was $1,006,500 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $1,006,500 and $0 for the nine months ended September 30, 2014, respectively.  The increase in stock-based compensation are results of the Company’s agreement with Infinity Capital, LLC.   Professional fees, which is primarily comprised of legal, accounting and audit fees, and filing fees, were $143,237 and $256,640 for the three months ended September 30, 2014 and 2013, respectively, and $344,291 and $256,640 for the nine months ended September 30, 2014 and 2013, respectively.  Professional fees expensed during 2013 were primarily related to the Company’s reverse merger.  Professional fees during 2014 primarily relate to the Company’s pursuit of legal action against a former executive and shareholder of the Company. Office expense, which is primarily comprised of rent expense and office supplies, was $17,447 and $11,304 for the three months ended September 30, 2014 and 2013, respectively, and $46,591 and $11,304 for the nine months ended September 30, 2014 and 2013, respectively.  The increase in office expense was primarily due to an increase in rent expense and other office expense.  Depreciation and amortization expense was $12,598 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $18,830 and $0 for the nine months ended September 30, 2014 and 2013, respectively.  Depreciation and amortization expense relates to depreciation expense on our property in Pueblo and amortization expense relates to the Company’s intangible assets, both of which were capitalized in 2014.

Other Expense

Other expense consists of amortization of debt discount and deferred financing costs, interest expense, and loss on fair value adjustment of the warrant derivative liability.  Other expense was $421,409 and $150,000 for the three months ended September 30, 2014 and 2013, respectively, and $1,391,164 and $150,000 for the nine months ended September 30, 2014 and 2013, respectively.  Amortization expense of debt discount and deferred financing costs was $227,977 and $0 for the three months ended

September 30, 2014 and 2013, respectively, and $645,858 and $0 for the nine months ended September 30, 2014 and 2013, respectively.  Interest expense was $75,799 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $203,909 and $0 for the nine months ended September 30, 2014 and 2013, respectively.  The increase in these expenses are a result of the Company issuing convertible debt in 2014.  Net loss on fair value adjustment of the derivative warrant liability was $117,634 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $541,397 and $0 for the nine months ended September 30, 2014 and 2013, respectively.  The loss on derivative relates to the change in the value of the derivative liability recorded during the first quarter 2014.   In 2013, the Company incurred a loss of $150,000 on the option to purchase property.

Net Loss and Per Share Data

Net loss was $1,746,660 and $472,016 for the three months ended September 30, 2014 and 2013, respectively, and $3,175,389 and $472,016 for the nine months ended September 30, 2014 and 2013, respectively. Based on the weighted average number of common shares outstanding for the three and nine month periods September 30, 2014 of 13,545,738 and 13,476,962, respectively, and weighted average common shares outstanding for the three and nine month periods September 30, 2013 of 12,792,820 and 12,792,820, respectively, net loss per share was $(0.13) and $(0.04) for the three months ended September 30, 2014 and 2013, respectively, and $(0.24) and $(0.04) for the nine months ended September 30, 2014 and 2013, respectively.  The net loss and net loss per share are direct results of the above noted items as the Company continues to develop its business and presence in the marketplace.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred a loss since Inception (June 5, 2013) resulting in an accumulated deficit of approximately $3,886,000 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no guarantee that the Company will be successful in achieving these objectives.

Nine-month Period Ended September 30, 2014

Our sources and (uses) of funds for the nine months ended September 30, 2014 are shown below:

Net cash used in operations	$(1,009,571)
Purchase of property and equipment, and intangible asset	(91,451)
Proceeds from sale of warrants, net	400,000
Proceeds from issuance of convertible notes payable, net of cash expenses	1,412,400
Cash flows used in financing activities	(18,178)

The Company’s cash flows for the period from June 5, 2013 (Inception) to September 30, 2013 are not discussed herein, due to the fact that the Company’s operations were limited in 2013 and are not comparative to the nine months ended September 30, 2014.

Operating activities

During the nine-month period ended September 30, 2014, cash flows used in operating activities were $1,009,571. During the nine month period ended September 30, 2014, we incurred net loss of $3,175,389, of which $2,119,310 related to non-cash items, primarily resulting from amortization of debt discount of $645,858, changes in fair value of derivative liability of $541,397 and issuance of common stock for services of $884,000. Approximately $47,000 was provided by a net of increases in receivables, inventory, and prepayments offset by an increase in accounts payable and accruals, for the nine-month period ended September 30, 2014.

Investing activities

During the nine-month period ended September 30, 2014, cash flows used in investing activities were $91,451. Approximately $45,000 was used primarily in purchasing leasehold improvements with respect to our property in Pueblo County, Colorado and $38,200 in intangible assets.

Financing activities

During the nine month period ended September 30, 2014, cash provided by financing activities was $1,794,222.  During the period, we generated $1,412,400, net of cash expenses, from the sale of convertible notes, and $400,000 from the sale of warrants, net.  Cash flows used in financing activities relates to the Company’s principal repayment on convertible notes payable and deferred financing costs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company did not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The Company had the following contractual obligations as of September 30, 2014:

	Amounts Due in
Description	Total	2014	2015	2016	2017	2018	Thereafter
12% Convertible notes	$1,880,000	-	-	-	-	$1,880,000	$-
Mortgage on Pueblo Property	$166,637	$5,022	$20,089	$20,089	$20,089	$135,731	$-
Office rental	$103,295	$9,150	$39,552	$42,638	$11,956	$-	$-
Leasehold improvements	$400,000		$400,000

In conjunction with the Company’s acquisition of its property in Denver, Colorado, the building will be re-branded as "The Greenhouse" and will also serve as the Company’s corporate headquarters, effective November 7, 2014.  The Company’s lease at Northpark Avenue, Colorado Springs, Colorado, was cancelled without penalty, effective November 1, 2014.  As a result, the Company anticipates that its office rental contractual obligations will decrease approximately $26,700, $29,400, and $7,500 for years 2015, 2016 and 2017, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4.  Controls and procedures.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

The Company restated its consolidated financial statements and other financial information as of March 31, 2014, for the three-month period ended March 31, 2014, as of December 31, 2013, for the period June 5, 2013 (Inception) to March 31, 2014, and for the period June 5, 2013 (Inception) to December 31, 2013 as a result of the Company’s determination that the original accounting for certain of its convertible note offerings failed to inappropriately recognized a beneficial conversion features for debt discounts relating to our conventional convertible debt. See the accompanying notes to the condensed consolidated financial statements for the period ended September 30, 2014 for more information.

In connection with the restatement, our Chief Executive Officer and Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2014. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

•

We are in the process of further enhancing our internal finance and accounting organizational structure, which includes hiring additional resources.

•

We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•

We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

Management understands that in order to remediate the material weaknesses, additioanl segregation of duties, changes in personnel, and technologies may be necessary. We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. Testing of internal controls is expected to occur in conjunction with the preparation of our Annual Report on Form 10-K.

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

PART II

Item 1.    Legal Proceedings.

We are not involved in any legal proceedings and we do not know of any legal proceedings which are threatened or contemplated, except as disclosed, below.

On September 25, 2014, the Company filed a lawsuit in the United States District Court for the District of Colorado against Stephen G. Calandrella for violation of federal securities laws. Mr. Calandrella is a principal stockholder of the Company, based on 600,000 shares held personally and 600,000 shares held by the Rockies Fund of which Mr. Calandrella may be deemed a beneficial owner (representing approximately 8.6% of common stock outstanding as of October 24, 2014).

The lawsuit alleges that Mr. Calandrella violated section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), 15 U.S.C. §78p(b), which requires principal stockholders to disgorge profits obtained through “short-swing trading” (i.e., purchasing and selling the company’s stock within a six-month period). The lawsuit is captioned Advanced Cannabis Solutions, Inc. v. Stephen G. Calandrella, No. 14-cv-02649 (D. Colo).

According to the complaint, during the relevant time period, Mr. Calandrella was a principal stockholder of the Company and subject to section 16(b)’s prohibition against short-swing trading. While failing to report all of his share holdings to the Company, the complaint alleges that Mr. Calandrella engaged in a series of purchases and sales of ACS stock within a six-month period. The complaint demands that Mr. Calandrella return to the Company his profits on such trades with interest.

As announced on March 27, 2014, the SEC temporarily suspended trading in the Company’s common stock. The SEC’s order was pursuant to an investigation into whether certain undisclosed affiliates and shareholders of ACS common stock engaged in an unlawful public distribution of securities.

As a result of that suspension, ACS was delisted from the OTC markets. In attempting to get relisted on the OTC Bulletin Board, the Company learned that Mr. Calandrella’s conduct related to the SEC’s stop trading order, which led to the temporary suspension and subsequent delisting of ACS stock. The Company began an investigation into Mr. Calandrella’s activities. As a result of such investigation, the Company has filed suit against Mr. Calandrella, as described above.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required regarding market risk factors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Repurchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

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

ADVANCED CANNABIS SOLUTIONS, INC.

Date: November 19, 2014	By:	/s/Robert Frichtel
Robert Frichtel, Chief Executive Officer

	By:	/s/ Brian Kozel
Brian Kozel, Principal Financial and Accounting Officer