Form 10-K
period 2014-12-31
Advanced Cannabis Solutions, Inc.
filed 2015-04-15
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  000-54457

ADVANCED CANNABIS SOLUTIONS, INC.

dba, GENERAL CANNABIS CORPORATION

(Exact name of registrant as specified in its charter)

COLORADO	20-8096131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6565 E. Evans Avenue, Denver, Colorado	80224
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 759-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐   No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on April 14, 2015 was $56,313,998.

As of April 14, 2015, the Registrant had 13,313,002 issued and outstanding shares of common stock.

ADVANCED CANNABIS SOLUTIONS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions.  Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” “ACS,” and the “Company,” they refer to Advanced Cannabis Solutions, Inc., dba “General Cannabis Corporation.”

ITEM 1. BUSINESS.

Our Products, Services and Customers

Advanced Cannabis Solutions, Inc. provides products and services to the regulated cannabis industry, which include the following:

Real Estate Leasing

Our real estate business primarily includes the acquisition and leasing of cultivation space and related facilities to licensed marijuana growers and dispensary owners for their operations. We expect these facilities will range in size from 5,000 to 50,000 square feet. These facilities will only be leased to tenants that possess the requisite state licenses to operate cultivation facilities. The leases with the tenants will provide certain requirements that permit the Company to continually evaluate its tenants’ compliance with applicable laws and regulations.

We have a credit facility to finance the acquisition of real estate as discussed below (See “Credit Facilities” in section “Item 1. Business”).

As of the date of this report, we owned one cultivation property that is located in a suburb of Pueblo, Colorado. The property consists of approximately three acres of land, which includes a 5,000 square foot steel building, and parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022 (the “Pueblo West Property”).

We have identified other properties that are currently under review for purchase and leaseback to licensed cannabis cultivators in Colorado. These projects include the purchase and leaseback of existing, currently operating facilities, as well as proposed new construction projects. These opportunities are in Denver and Pueblo counties in Colorado and can be purchased and/or constructed for amounts ranging from $750,000 to $5 million for each project. There can be no assurance that we will be able to complete any of these transactions.

Shared Office Space, Networking and Event Services

In October 2014, the Company purchased a former retail bank located at 6565 East Evans Avenue, Denver, Colorado 80224, which has been branded as The Greenhouse (“The Greenhouse”). The building is a 16,056 square-foot facility which will be converted to serve as the largest shared workspace for entrepreneurs, professionals and others serving the cannabis industry. Clients will be able to lease space to use as offices, meeting rooms, lecture, educational and networking facilities, and individual workstations. The Company engaged Spector Group II, LLP, a New York limited liability partnership (“Spector Group”). It is our intention that the Spector Group’s architectural design for The Greenhouse will become the model for future locations.

The Greenhouse has approximately 2,000 square feet on its ground floor that is dedicated to a consumer banking design.

We plan to continue to acquire commercial real estate and lease office space to non-regulated participants in the cannabis industry. These participants include media, internet, packaging, lighting, cultivation supplies, and financial services. In exchange for certain services that may be provided to these tenants, we expect to receive rental income in the form of cash. In certain cases, we may acquire equity interests or provide debt capital to these non-regulated businesses.

Security and Cash Management Services

In March 2015, GC Security, LLC, a Colorado limited liability company incorporated in 2015 and wholly-owned subsidiary of the Company (“GCS”), acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company (See “Asset Purchase Agreement” in this section). GCS, which will continue to do business as “Iron Protection Group,” will provide advanced security, including on-site professionals and video surveillance, to licensed cannabis cultivators and retail shops. Iron Protection Group has approximately fifty static guards who service fifteen clients throughout Colorado. The acquisition is anticipated to add annualized revenue of approximately $1.5 million in 2015.

Industry Finance and Equipment Leasing Services

The Company leases cultivation equipment and facilities to customers in the cannabis industry. The Company expects it will enter into sale lease-back transactions of grow lights, tenant improvements and other grow equipment. Since Colorado State law does not allow entities operating under a cannabis license to pledge the assets or the license of the cannabis operation for any type of general borrowing activity, the Company intends to provide loans to individuals and businesses in the cannabis industry on an unsecured basis. Equipment will only be leased to tenants that possess the requisite state licenses to operate such facilities. The leases with the tenants will provide certain requirements that permit the Company to continually evaluate its tenants’ compliance with applicable laws and regulations.

The Company is exploring lending opportunities in Oregon, Washington, and Colorado. Our finance strategy will include making direct term loans and providing revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products. These loans will generally be secured to the maximum extent permitted by law. The Company believes there is a significant demand for this financing. We are pursuing the prospects surrounding other finance services including customized finance, capital formation, and banking, for participants in the cannabis industry.

Wholesale Supply

The Company’s wholesale supply business, ACS Wholesale, is a reseller of supplies to the cannabis market. ACS Wholesale works with industry leaders and innovators to deliver high-quality products that are compliant with applicable regulations and with a focus on products that are manufactured in the United States. ACS Wholesale operates out of a leased 1,800, square-foot warehouse located in Colorado Springs, Colorado.

Consulting and Advisory

The Company delivers comprehensive consulting services that includes design and construction to approved and licensed cannabis operators, as well as assistance with licensure and related applications for potential cannabis operators.  The Company’s business plan is based on the future growth of the regulated cannabis market in the United States. The Company will provide general advisory services for business development, facilities design and construction, cultivation and retail operations, marketing and the improvement and expansion of existing operations.

Asset Purchase Agreement

In March 2015, GCS entered into an Asset Purchase Agreement (the “APA”) by and among the Company, GCS and Iron Protection Group, LLC, a Colorado limited liability company (the “Seller”), whereby GCS agreed to acquire substantially all of the assets of the Seller (the “Acquisition”). The liabilities and certain assets of the Seller will not be assumed. The acquired business will continue to be marketed as “Iron Protection Group.” Prior to entering into the APA, the Company had no relationship with the Seller or its sole shareholder.

Pursuant to the terms of the APA, the Company will deliver to Seller 500,000 restricted shares of the Company’s common stock (the “Stock Consideration”), which will vest over a one year period. In addition, the Company will deliver to Seller vested warrants (the “IPG Warrants”) to purchase an aggregate of 500,000 shares of the Company’s common stock for a term of three years. The exercise prices are (i) $4.50 for warrants to purchase 250,000 shares of the Company’s common stock, and (ii) $5.00 for warrants to purchase another 250,000 shares of the Company’s common stock. The APA contains certain provisions that require Seller to forfeit a portion of the Stock Consideration in the event that Seller violates its obligations under the APA relating to non-competition and non-disclosure. The closing date of the Acquisition was March 26, 2015 and the Company has initially calculated the purchase price of the Acquisition to be approximately $1,500,000.

History

Advanced Cannabis Solutions, Inc. incorporated in the State of Colorado on November 12, 1987 under the name Promap Corporation. Promap originally operated as an independent geographic information system (“GIS”) and custom draft energy mapping company providing hard copy and digital format oil and gas production maps for the oil and gas industry in the United States and Canada. Prior to December 2013, most of the Company’s sales were to a company controlled by our former Chief Executive Officer.

On August 14, 2013, Promap acquired 94% of the issued and outstanding share capital of Advanced Cannabis Solutions, Inc. (“ACSI”), a private Colorado Corporation, in exchange for 12,400,000 shares of its common stock (the “Share Exchange Agreement”). On November 9, 2013, we acquired the remaining 6% of the share capital of ACSI. On October 1, 2013, we changed our name from Promap Corporation to Advanced Cannabis Solutions, Inc. The Company completed a change in trading symbol to CANN (OTCBB).

On December 31, 2013, we sold our oil and gas mapping business to our former Chief Executive Officer in consideration for his agreement to assume all liabilities associated with the mapping business.

Reverse Merger

The acquisition of Advanced Cannabis Solutions, Inc. was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions. Under this type of accounting, ACS is considered to have acquired Promap. Consequently, ACS’ financial results are disclosed for the period from June 5, 2013 (“Inception”) through December 31, 2013 (the “2013 Fiscal Period”), while our financial results have only been consolidated with those of ACS from August 14, 2013 forward.

Subsidiary Structure

The Company has five wholly-owned subsidiaries, ACS Colorado Corp., a Colorado corporation formed in 2013; Advanced Cannabis Solutions Corporation, a Colorado corporation formed in 2013, 6565 E. Evans Avenue LLC (“6565 Evans”), a Colorado limited liability company formed in 2014, General Cannabis Capital Corporation (“GCCC”), a Colorado corporation formed in 2015 and GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015.

Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, ACS Corp., which was formed in the State of Colorado on June 6, 2013.

Operating Segments

As of the date of this Annual Report, all of our operations were conducted within the state of Colorado. As of the date of this filing, we divide our operations into three operating segments: (i) Finance and Real Estate; (ii) Wholesale Supply; and (iii) Security.

The Company’s Finance and Real Estate operating segment provides participants in the cannabis industry with industry finance and leasing services, shared space, as well as networking and event services, as discussed above (See “Our Products, Services and Customers” in section “Item 1. Business”). The Company’s Wholesale Supply operating segment, ACS Wholesale, provides customers with nutrients and other supplies for growing and customizable specialty products. Acquired in March 2015, the Company’s Security operating segment provides protection and security services to licensed and approved operators in the cannabis industry.

Competitive Strengths

We believe the Company possesses certain competitive strengths and advantages in the industries which it operates:

Customer Focused. We are dedicated to helping our customers operate their businesses in the most professional way possible. In addition to helping customers manage the supply chain process through standard operating procedures, we look to enhance the supply chain.

Strategic Alliances. We are dedicated to the rapid growth of the Company through acquisition, partnerships and agreements that will enable the Company to enter and expand into new markets. The Company’s strategy in pursuing these alliances are based on the target’s ability to generate positive cash flow, effectively meet customer needs, and supply desirable products, services or technologies, among other considerations. The Company anticipates that strategic alliances will play a significant role as more states pass legislation permitting the cultivation and sale of hemp and cannabis.

Industry’s Access to Capital. In February 2014, the Treasury Department issued guidelines for financial institutions dealing with cannabis-related businesses, (see “FinCEN” under “Federal Regulations and Our Business” of this document). In March 2015, legislation was introduced in the U.S. Senate proposing to change federal law such that states could regulate medical use of cannabis without risk of federal prosecution. A key component of the proposed Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) is to reclassify cannabis under the Controlled Substances Act to Schedule II, thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. Many banks and traditional financial institutions refuse to provide financial services to cannabis-related business. We plan to providing finance and leasing solutions to market participants using the FinCEN guidelines as a primary guide for compliance with federal law.

Regulatory Compliance. The state laws regulating the cannabis industry are in changing at a rapid pace. Currently, there are twenty-three U.S. states and the District of Columbia that have created a legislative body to manage the medical cannabis industry. There are also four states that have allowed recreational use. In Colorado and Washington states, cannabis is heavily regulated. It is a critical component of our business plan both to ensure that all aspects of our operations are in compliance with all laws, policies, guidance and regulations to which we are subject and to provide an opportunity to our customers and allies to use our services to ensure that they, too, are in full compliance.

Industry Breadth. The Company continues to create, share and leverage information and experiences with the purpose of creating awareness and identify opportunities to increase shareholder value. Our management team has extensive knowledge of the cannabis industry and closely monitors changes in legislation. The Company has elected to work with partners who enhance our industry breadth.

Convertible Debt

During December 2013 and January 2014, we sold convertible promissory notes in the principal amount of $2,135,000 to 34 accredited investors (the “Convertible Notes”). The Convertible Notes bear interest at 12.0 % per year, payable quarterly and mature on October 31, 2018. The Convertible Notes are convertible into shares of our common stock, at a conversion price of $5.00 per share. After December 1, 2015, the remaining Convertible Notes will automatically convert to shares of the Company’s stock if the trading stock price has exceeded $10 for twenty consecutive trading days and the daily volume for those twenty days exceeds 25,000 shares. As of April 24, 2014, these parameters have been met and the Company expects that the Convertible Notes will automatically convert to shares of the Company’s stock on December 1, 2015.

As of December 31, 2014, the principal amount of $1,650,000 was outstanding on the Convertible Notes. At April 14, 2015, the principal amount of $1,360,000 was outstanding on such Convertible Notes. Based on the balances outstanding, if the remaining notes were converted at December 31, 2014 and April 14, 2015, the Company would have issued 330,000 and 272,000 shares, respectively.

In connection with the Company’s purchase of the Pueblo West Property, the Company issued a promissory note in the principal of $170,000. The note bears interest at 8.5% interest per annum and is payable in monthly installments, including principal and interest, in the amount of $1,674. All unpaid principal and interest is due December 31, 2018. The promissory note is convertible at any time on or before the maturity date at $5.00 per common share. At December 31, 2014 and April 14, 2015, the principal amount of $164,644 and $162,591, respectively, was outstanding on this note.

Mortgage Payable

On October 21, 2014, the Company purchased a retail bank property, The Greenhouse, in Denver County, Colorado, for approximately $1,100,000. The property, which is located near the northeast corner of East Evans Avenue and Monaco Parkway, in Denver, consists of land, a parking lot and a 16,056 square-foot building that was a former retail bank. The Company executed a mortgage on The Greenhouse in the amount of $600,000 at 14.0% interest with a maturity date of October 21, 2016 (the “Greenhouse Mortgage”). The terms of the note provide for interest-only payments for the first two years, and allow the Company an optional payment abatement until July 1, 2015. At December 31, 2014 and April 14, 2015, the principal amount of $600,000 and $600,000, respectively, was outstanding on the Greenhouse Mortgage.

In connection with the purchase of the building, the Company issued 600,000 warrants to the note holder, Evans Lendco, LLC (“Evans Lendco”). Each warrant allows Evans Lendco to purchase one share of the Company’s common stock at an exercise price of $4.40 per share at any time on or before October 21, 2016.

Credit Facilities

Full Circle Capital Corporation

On January 21, 2014, we signed a Securities Purchase Agreement (the “SPA”) with Full Circle Capital Corporation (“Full Circle”), a closed-end investment company. The SPA provided that Full Circle will initially provide $7.5 million to us in the form of Senior Secured Convertible Notes. Full Circle will provide us with the $7.5 million when:

●	Full Circle agrees on the location of the property to be purchased;

●	The property’s appraised value is satisfactory to Full Circle;

●	A Phase I environmental inspection is completed to the satisfaction of Full Circle; and

●	We are able to provide a first priority lien on the property to Full Circle.

According to the SPA, the initial $7.5 million promissory note was, at any time, able to be converted into shares of our common stock at a conversion price of $5.00 per share. It is contemplated that further advances will be convertible at 110% of the market price of our stock on the day of advance, or the ten-day volume-weighted average price prior to the day of advance, whichever is lower. On September 24, 2014, the Company and Full Circle entered into Amendment No. 1 to the SPA, which changed the conversion price of the initial $7.5 million promissory note to $4.00 per share of the Company’s common stock. At least 95% of any loan proceeds will be used to acquire properties, which we will lease to licensed cannabis cultivators. The six-year loan will be secured by real estate acquired with the loan proceeds and will require interest-only payments at a rate of 12% per year. The funding of the loan is subject to the execution of additional documents between the parties. We can borrow up to an additional $22.5 million with the mutual agreement of us and Full Circle. To date, Full Circle has not funded any amounts to the Company.

Full Circle also purchased, for $500,000, warrants, which allowed Full Circle to purchase up to 1,000,000 shares of our common stock, at a price of $5.50 per share, at any time on or prior to January 21, 2017. In connection with Amendment No.1 to the SPA, the Company and Full Circle entered into Amendment No. 1 to the Series C Warrants, which changed the exercise price of these warrants to $4.00 per share of the Company’s common stock, and increased the amount of warrants issuable to 1,400,000 warrants to purchase shares of the Company’s common stock. The SPA set forth the option for Full Circle to execute a cashless exercise of the warrants under certain circumstances. In January 2015, the Company’s board of directors (the “Board”) found it appropriate to effectuate the cashless exercise option and issued Full Circle 660,263 shares in exchange for the cancellation of 1,215,000 warrants with 185,000 warrants outstanding as of April 14, 2015.

Infinity Capital, LLC

On February 19, 2015, the Company completed the closing of a private placement financing transaction with Infinity Capital, LLC (“Infinity Capital”), which purchased a Senior Secured Note (the “Note”) from the Company in the principal amount of up to $250,000. Michael Feinsod, who is a director of the Company, is deemed to be the beneficial owner of Infinity Capital. Infinity Capital agreed to make advances to the Company from time to time in amounts not to exceed the aggregate principal amount of the Note of $250,000.  As of April 14, 2015, the Company’s outstanding balance on the Note was approximately $210,000.

Interest on the Note accrues at 5.0%.  Interest on the then-outstanding principal amount is payable monthly in arrears commencing June 30, 2015, until the Note’s maturity date on August 31, 2015.  The Note may be prepaid at any time upon five business days’ notice to Infinity Capital.  As collateral for payment of the Note, the Company granted Infinity Capital a lien and security interest in substantially all of the Company’s business assets and property.  The Company believes that the arrangement was on terms that were at least as favorable as it could have obtained from third parties.

Market Conditions

In Colorado, the cannabis market was expanded in January 2014 to permit “recreational use”. Generally, this means adults over the age of twenty-one, including visitors from other states, can purchase cannabis from licensed retailers, subject to certain daily limits. The state of Washington recently approved a ballot measure to legalize cannabis for adult “recreational” use, as well.

According to the Colorado Department of Revenue, Colorado’s cannabis industry reported the following estimated monthly cannabis sales for each of the following months during calendar year 2014:

	Estimated Sales
	Medical	Recreational	Total
January	$31,500,655	$14,187,452	$45,688,107
February	35,247,448	14,678,357	49,925,805
March	34,479,310	19,312,352	53,791,662
April	31,723,517	21,999,375	53,722,892
May	31,976,897	21,583,015	53,559,912
June	28,650,379	24,345,210	52,995,589
July	28,921,069	28,939,835	57,860,904
August	32,269,207	33,039,970	65,309,177
September	31,332,069	30,089,656	61,421,725
October	32,011,345	31,589,285	63,600,630
November	26,636,966	28,854,631	55,491,597
December	25,348,517	35,238,868	60,587,385
Total	$370,097,379	$303,858,006	$673,955,385

Competition

Currently, there are a number of other companies that are in the cannabis industry, many of which we consider to be our competition. Many of these companies provide similar products and/or services, such as direct finance, leasing of real estate, including shared workspace, warehouse sales, and consulting services. In the future the Company fully expects that other companies will recognize the value of ancillary businesses serving the cannabis industry and enter into the marketplace as competitors.

The cannabis industry in the United States is highly fragmented, rapidly expanding and evolving. The industry is characterized by new and potentially disruptive or conflicting legislation propounded on a state-by-state basis. Our competitors may be local or international enterprises and may have financial, technical, sales, marketing and other resources greater than ours. These companies may also compete with us in recruiting and retaining qualified personnel and consultants.

Our competitive position will depend on our ability to attract and retain qualified underwriters and loan managers, consultants and advisors with industry depth, and talented managerial, operational and other personnel. Our competitive position will also depend on the Company’s ability to develop and acquire effective proprietary products and solutions, personal relationships of our executive officers and directors, and our ability to secure adequate capital resources. We compete to attract and retain customers of our services. We expect to compete in this area on the basis of price, regulatory compliance, vendor relationships, usefulness, availability, and ease of use of our services.

Federal Regulation and Our Businesses

Cannabis is currently a Schedule I controlled substance and is therefore illegal under federal law. Even in those states in which the use of cannabis has been legalized, its use, possession, or cultivation remains a violation of federal laws. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the Controlled Substances Act in Colorado with respect to cannabis, persons that are charged with distributing, possessing with intent to distribute, or growing cannabis could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of the date of this filing, 23 states and the District of Columbia allow their residents to use medical cannabis. Voters in the states of Colorado, Washington, Oregon and Alaska have approved ballot measures to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act (the “CSA”), which makes cannabis use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. In March 2015, legislation was introduced in the U.S. Senate proposing to change federal law such that states could regulate medical use of cannabis without risk of prosecution. A key component of the proposed Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) is to reclassify cannabis under the Controlled Substances Act to Schedule II, thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. There is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal government.

As of the date of this filing, the Company has provided products and services to state-approved cannabis cultivators and dispensary facilities. ACS does not grow or distribute cannabis. However, our providing of ancillary products and services to state-approved cannabis cultivators and dispensary facilities could be deemed to be aiding and abetting illegal activities, a violation of federal law. We intend to remain within the guidelines outlined in the Cole Memo (see “The Cole Memo”), however, we cannot provide assurance that the Company is in full compliance with the Cole Memo or any other federal laws or regulations.

The Cole Memo

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in. We realize that there is a discrepancy between the laws in some states, which permit the distribution and sale of medical and recreational cannabis, from federal law that prohibits any such activities. The CSA makes it illegal under federal law to manufacture, distribute, or dispense cannabis. Many states impose and enforce similar prohibitions. Notwithstanding the federal ban, as of the date of this filing, twenty-three states and the District of Columbia have legalized certain cannabis-related activity.

In light of these developments, DOJ Deputy Attorney General James M. Cole issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. The Cole Memo guidance applies to all of DOJ’s federal enforcement activity, including civil enforcement and criminal investigations and prosecutions, concerning cannabis in all states.

The Cole Memo reiterates Congress’s determination that cannabis is a dangerous drug and that the illegal distribution and sale of cannabis is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo notes that DOJ is committed to enforcement of the CSA consistent with those determinations. It also notes that DOJ is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provides guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Enforcement Priorities”):

●	Preventing the distribution of cannabis to minors;

●	Preventing revenue from the sale of cannabis from going to criminal enterprises, gangs, and cartels;

●	Preventing the diversion of cannabis from states where it is legal under state law in some form to other states;

●	Preventing state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

●	Preventing violence and the use of firearms in the cultivation and distribution of cannabis;

●	Preventing drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;

●	Preventing the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

●	Preventing cannabis possession or use on federal property.

Deputy Attorney General Cole is issuing supplemental guidance directing that prosecutors also consider the Enforcement Priorities with respect to federal money laundering, unlicensed money transmitter, and BSA offenses predicated on cannabis-related violations of the CSA.

FinCEN

The Financial Crimes Enforcement Network (“FinCEN”) provided guidance on February 14, 2014 about how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations. For purposes of the FinCEN guidelines, a “financial institution” includes any person doing business in one or more of the following capacities:

●	bank (except bank credit card systems);

●	broker or dealer in securities;

●	money services business;

●	telegraph company;

●	casino;

●	card club; and

●	a person subject to supervision by any state or federal bank supervisory authority.

In general, the decision to open, close, or refuse any particular account or relationship should be made by each financial institution based on a number of factors specific to that institution. These factors may include its particular business objectives, an evaluation of the risks associated with offering a particular product or service, and its capacity to manage those risks effectively. Thorough customer due diligence is a critical aspect of making this assessment.

In assessing the risk of providing services to a cannabis-related business, a financial institution should conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its cannabis-related business; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus recreational customers); (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available.

As part of its customer due diligence, a financial institution should consider whether a cannabis-related business implicates one of the Cole Memo priorities or violates state law. This is a particularly important factor for a financial institution to consider when assessing the risk of providing financial services to a cannabis-related business. Considering this factor also enables the financial institution to provide information in BSA reports pertinent to law enforcement’s priorities. A financial institution that decides to provide financial services to a cannabis-related business would be required to file suspicious activity reports.

While we believe we do not qualify as a financial institution in the United States, we cannot be certain that we do not fall under the scope of the FinCEN guidelines. The Company plans to use the FinCEN Guidelines, as may be amended, as a basis for assessing its relationships with potential tenants, clients and customers. As such, as we engage in financing activities, we intend to adhere to the guidance of FinCEN in conducting and monitoring our financial transactions. Because this area of the law is uncertain but expected to evolve rapidly, we believe that FinCEN’s guidelines will help us best operate in a prudent, reasonable and acceptable manner. There is no assurance, however, that our activities will not violate some aspect of the CSA. If we are found to violate the federal statute or any other in connection with our activities, our company could face serious criminal and civil sanctions.

Moreover, since the use of cannabis is illegal under federal law, we may have difficulty acquiring or maintaining bank accounts and insurance and our stockholders may find it difficult to deposit their stock with brokerage firms.

State and Local Regulations

Where applicable, we will apply for state licenses that are necessary to conduct our business in compliance with local laws. As of the date of this Annual Report, our subsidiary, ACS Corp., has registered with Colorado’s Marijuana Enforcement Division (the “MED”) as an approved vendor. On September 8, 2014, ACS was licensed as a MED approved vendor. On March 11, 2015, GCS was licensed as a MED approved vendor.

Local laws at the city, county and municipal level add an additional layer of complexity to legalized cannabis. Despite a state’s having adopted legislation legalizing cannabis, cities, counties and municipalities, within the state seem to have the ability to otherwise restrict cannabis activities, including but not limited to cultivation, retail or consumption.

Zoning sets forth the approved use of land in any given city, county or municipality. Zoning is set by local governments and may otherwise be restricted by state laws, for example, under certain state laws a seller of liquor may not be allowed to operate within 1,000 feet of a school. There are and or will be similar restrictions imposed on cannabis operators, which will restrict how and where cannabis operations can be located and the manner and size of which they can grow and operate. Additionally, zoning is subject to change, properties can be re-zoned and a given zoning may be withdrawn. How properties are zoned will have a direct impact on our business operations.

Employees

As of December 31, 2015, we had five full-time employees and no part-time employees. As of April 14, 2015, we have approximately sixty full-time equivalents. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

Corporate Contact Information

Our principal executive offices are located at 6565 E. Evans Avenue, Denver, Colorado 80224; Telephone No.: (303) 759-1300. Our website is located at http://www.generalcann.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Available Information

The public may read and copy any materials we file with the SEC, including our annual reports, quarterly reports, current reports, proxy statements, information statements and other information, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

This section of this Annual Report discloses material risks known to us. We do not make, nor have we authorized any other person to make, any representation about the future market value of our common stock. In addition to the other information contained in this Annual Report, the following factors should be considered carefully in evaluating an investment in our securities. If any of the risks discussed below materialize, our common stock could decline in value or become worthless. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also impair the Company’s business operations.

We have a limited operating history and may never be profitable. Since we recently commenced operations under our new business plan, it is difficult for potential investors to evaluate our business. We will need to raise additional capital in order to fund our operations. There can be no assurance that such additional capital will be available to us on favorable terms or at all. There can be no assurance that we will be profitable.

A return on investment may be limited to the value of our common stock. We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the Board. If we do not pay dividends, our common stock may be less valuable because a return on your investment would only occur if the Company’s stock price appreciates.

There is substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred a loss since June 5, 2013 (Inception) resulting in an accumulated deficit of approximately $7,641,000 as of December 31, 2014 and further losses are anticipated in the development of our business.

Our ability to continue as a going concern is dependent upon our becoming profitable in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no guarantee that we will be successful in achieving these objectives.

Risks Relating to Our Products, Our Services and the Cannabis Industry

We may be unable to acquire the properties that are critical to our proposed business. Our business plan involves the acquisition of real estate properties, which will be leased to participants in the cannabis industry. The zoning and operational restrictions on cannabis industry participants may limit the availability of properties suitable for this purpose. There can be no assurance that we will be able to obtain the capital needed to purchase any properties.

Our suppliers could fail to fulfill our orders, which would disrupt our business, increase our costs, harm our reputation and potentially cause us to lose customers. We depend on third party suppliers to produce and timely ship our orders. Products purchased from our suppliers are resold to our customers. These suppliers could fail to produce products to our specifications or in a workmanlike manner and may not deliver the units on a timely basis. Any changes in our suppliers to resolve production issues could disrupt our ability to fulfill orders. Any changes in our suppliers to resolve production issues could also disrupt our business due to delays in finding new suppliers.

We may be unable to expand into new markets. We intend to continue to pursue our aggressive growth strategy for the foreseeable future. Our continued growth and profitability depend on our ability to successfully realize our growth strategy by expanding both inside and outside the state of Colorado. We cannot assure that our efforts to expand into new markets, particularly in states where we do not currently operate, will succeed. In order to operate in new markets, we may need to modify our existing business model and cost structure to comply with local regulatory or other requirements, which may expose us to new operational, regulatory or legal risks. In addition, expanding into new states may subject us to unfamiliar or uncertain local regulations that may adversely affect our operations, for example, by applying, obtaining and/or maintaining appropriate licenses. Facilities we open in new markets may also take longer to reach expected revenue and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than facilities we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer preferences and spending patterns that are more difficult to predict or satisfy than our existing markets.

We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified personnel. We may need to augment our labor model to meet regulatory requirements and the overall cost of labor may be higher. As a result, these new facilities may be less successful and may not achieve target facility level profit margins at the same rate or at all. If any steps taken to expand our existing business model into new markets are unsuccessful, we may not be able to achieve our growth strategy and our business, financial condition or results of operations could be adversely affected.

Our future success depends on our ability to grow and expand our customer base. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and services and expanding our customer base. There can be no assurance that customers will purchase our products and/or services or that we will continue to expand our customer base. If we are unable to effectively market or expand our product and/or service offerings, we will be unable to grow and expand our business or implement our business strategy, which could materially impair our ability to increase sales and revenue.

Our failure to obtain capital may significantly restrict our proposed operations. We need capital to operate and fund our business plan. We do not know what the terms of any future capital raising may be but any future sale of our equity securities will dilute the ownership of existing stockholders and could be at prices substantially below the price of the shares of common stock sold in this offering. Our failure to obtain the capital, which we require, may result in the slower implementation or curtailment of our business plan.

Our proposed business is dependent on state laws pertaining to the cannabis industry. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our proposed business.

As of the date of this filing, twenty-three states and the District of Columbia allow their residents to use medical cannabis. Voters in the states of Alaska, Colorado, Oregon and Washington approved and implemented, or are implementing, regulations to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. The Obama administration has made numerous statements indicating that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to stringently enforce the federal laws. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to the Company and its stockholders.

Cannabis remains illegal under federal law. Despite the development of a legal cannabis industry under the laws of certain states, these state laws legalizing medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws that legalize its use. In March 2015, bipartisan legislation was introduced in the U.S. Senate proposing to change federal law such that states could regulate medical use of cannabis without fear of prosecution. A key component of the proposed Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) is to reclassify cannabis under the Controlled Substances Act to Schedule II, thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses.

The cannabis industry faces significant opposition. It is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. For example, medical cannabis will likely adversely impact the existing market for the current “cannabis pill” sold by mainstream pharmaceutical companies. Further, the medical cannabis industry could face a material threat from the pharmaceutical industry, should cannabis displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical cannabis industry. Any inroads the pharmaceutical industry could make in halting or impeding the cannabis industry could have a detrimental impact on our proposed business.

Potential customers, clients and tenants of the Company have difficulty accessing the service of banks, which may make it difficult for them to operate. Since the use of cannabis is illegal under federal law, many banks will not accept for deposit funds from businesses involved with cannabis. Consequently, businesses involved in the cannabis industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for potential customers, clients and tenants of the Company to operate.

Laws and regulations affecting the medical cannabis industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal medical cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. Furthermore, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We operate in a highly competitive industry and potential competitors could duplicate our business model. We are involved in a highly competitive industry where we compete with numerous other companies who offer products and services similar to those we offer. There is no aspect of our business, which is protected by patents, copyrights, trademarks, or trade names. As a result, potential competitors could duplicate our business model with little effort. Some of our potential competitors may have significantly greater resources than we have, which may make it difficult for us to compete. There can be no assurance that we will be able to successfully compete against these other entities.

Risks Related to Management and Personnel

We are dependent on our management and members of the Board and the loss of any of our officers or directors could harm our business. Our future success depends largely upon the experience, skill, and contacts of our officers and directors. The loss of the services of these officers or directors may have a material adverse effect upon our business.

We will be required to attract and retain top quality talent to compete in the marketplace. We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, sales and marketing, security and finance personnel. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to successfully build our real estate, wholesale, security and consulting offerings.

Risks Related to the Market for the Company’s Stock

A former stockholder of the Company is being investigated for possible violations with securities laws. On March 27, 2014 the Securities and Exchange Commission (the “SEC”) issued a trading halt order on our stock, and issued a statement that it was investigating affiliated stockholders who may have made illegal sales of stock. The stock began trading in the grey market on April 10, 2014. In December 2014, the Company retracted shares registered to the former stockholder. Although the SEC’s order was not directed at the management of the Company and is considered a private investigation, the investigation is ongoing and the outcome of this order, or any potential order the SEC may direct at the Company or its management, is uncertain. Furthermore, the Company’s reputation may be negatively impacted. As a result, the potential impact to the Company’s business, if any, cannot be determined.

Since the market price for our common stock is volatile, investors may not be able to sell any of their shares. The market price of our common stock has been highly volatile and the market has from time to time experienced significant price and volume fluctuations that are unrelated to our operating performance. Between August 15, 2013, and April 14, 2015 our closing stock price has ranged from a low of $1.00 per share to a high of $48.38 per share and our intraday stock price has ranged from a low of $0.90 per share to a high of $64.64 per share. Factors such as whether we are able to identify and purchase properties and government regulation may have a significant effect on the future market price of our common stock.

Shares of our common stock are currently subject to a restriction from active quotation. Quotation of our stock on the OTCBB was suspended on March 27, 2014 due to a suspension of trading order issued by the SEC. Since April 10, 2014, our common stock has traded under the symbol “CANN” on an unsolicited basis in the grey market and, as of the date hereof, the quotation of our common stock on the OTCBB had not resumed. The market for securities traded on the grey market is generally less liquid and more volatile than securities traded on the OTCBB or on the platform maintained by the OTC Markets Group. Fluctuations in market prices are not uncommon. No assurance can be given that the grey market for our common stock will continue.

Our stockholders may experience significant dilution. The Company has warrants and convertible debt outstanding, which could be dilutive to stockholders. In certain instances, the conversion prices and exercises prices are subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion or exercise price then in effect, or issue options, warrants or other securities convertible or exchange for shares of our common stock at a conversion price less than the conversion price in the note or exercise price in the warrants then in effect. If either of these events should occur, the conversion or exercise price is reduced to the lowest price at which these securities were issued or are exercisable.

In addition, if our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We may grant options to purchase shares of our common stock to our directors, employees and consultants. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

Disclosure requirements pertaining to penny stocks may reduce the level of trading activity in the market for our common stock and investors may find it difficult to sell their shares. Trades of our common stock will be subject to Rule 15g-9 of the SEC which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

As of the date of this report, we owned the following properties:

Property Name	Location	Description
Pueblo West Property	152 Industrial Blvd. Pueblo West, CO 81007	Located in a suburb of Pueblo, Colorado, the property consists of approximately three acres of land, which includes a 5,000 square-foot steel building, and parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis cultivator until December 31, 2022.

The Greenhouse	6565 E. Evans Ave. Denver, CO 80224	The Company intends to re-purpose the former retail bank at this location into a multi-tenant office building that will, among other things, provide shared workspace environment purely dedicated to participants serving the cannabis industry.

Pueblo West Property

On December 31, 2013, the Company purchased a property in Pueblo County, Colorado for approximately $450,000. The property, which is located in a suburb of Pueblo, consists of approximately three acres of undeveloped land, a 5,000 square-foot steel building, and a parking lot. The purchase price was allocated $12,340 for land and $437,660 for buildings and related equipment.

The property is zoned for growing cannabis and is leased to a licensed medical cannabis cultivator through December 31, 2022 on a triple net lease basis. Depreciation on the Pueblo West Property building facility began effective January 1, 2014.

The Greenhouse

On October 21, 2014, the Company purchased a retail bank property in Denver County, Colorado, The Greenhouse for approximately $1,100,000. The property, which is located near the northeast corner of East Evans Avenue and Monaco Parkway, in Denver, consists of land, a parking lot and a 16,056 square-foot building that was a former retail bank. The purchase price was allocated $800,000 for land and $283,871 for buildings.

The property is zoned for office space. The Company is in the process of re-purposing the former retail bank into a multi-tenant office building that will, among other things, provide a workspace environment purely dedicated to participants serving the cannabis industry. The Greenhouse offers non-regulated ancillary services to the cannabis industry, as well as providing educational, conference and networking opportunities for tenants. Depreciation on The Greenhouse building facility began effective November 1, 2014. Construction in progress of approximately $138,000 at December 31, 2014 was capitalized in conjunction with the Company’s renovation of The Greenhouse. Management of the Company anticipates that costs to complete The Greenhouse will approximate $420,000.

Colorado Springs Warehouse

The Company leases approximately 1,800 square feet of space in Colorado Springs, Colorado. This space is used primarily for the management of our ACS Wholesale business. The lease is for approximately $1,100 per month and expires on April 30, 2017.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Quotation of our stock on the OTC Bulletin Board began on August 15, 2013. Trading was suspended on March 28, 2014 due to a suspension of trading order issued by the SEC. Since April 10, 2014 our common stock has traded under the symbol “CANN” on an unsolicited basis in the grey market and the quotation of our common stock on the OTC Bulletin Board had not resumed as of the date hereof.

Shown below, by quarter, is the range of closing high and low prices for our common stock as reported by the OTC Bulletin Board through April 14, 2015:

Quarter Ended	High	Low

September 30, 2013	$5.75	$1.60
December 31, 2013	$4.10	$1.81
March 31, 2014	$48.38	$4.10
June 30, 2014	$22.40	$8.44
September 30, 2014	$8.20	$4.00
December 31, 2014	$4.00	$1.00
March 31, 2015	$8.37	$1.01

As of April 14, 2015, the closing price of our common stock was $4.23.

As of April 14, 2015, we had 13,313,002 outstanding shares of common stock and 82 stockholders of record.

Our Articles of Incorporation authorize the Board to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to stockholders, generally, and will have the effect of limiting stockholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

Dividends

Holders of our common stock are entitled to receive dividends as may be declared by the Board. The Board is not restricted from paying any dividends, but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid. We currently intend to retain any future earnings to finance future growth. Any future determination to pay dividends will be at the discretion of the Board and will depend on our financial condition, results of operations, capital requirements and other factors the Board considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

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

Also on October 29, 2014, the Board granted certain Plan participants an aggregate of 175,000 non-qualified options to purchase shares of the Company's common stock pursuant to the Plan. Although the options are expected to vest immediately upon approval of the Plan, the Plan has not yet been adopted by the Company's stockholders. Therefore, the options will vest and be exercisable only upon approval of the plan by the Company's stockholders.  If stockholder approval of the Plan is not obtained, the options will be cancelled and deemed void.

Recent Sales of Unregistered Securities

We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the sale and issuance of the shares and warrants described below. The purchasers of these securities were sophisticated investors who were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The purchasers acquired the securities for their own accounts. The securities cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

On August 14, 2013, we acquired 12,400,000 shares of Advanced Cannabis Solutions, Inc., (“ACSI”) a private Colorado corporation, in exchange for 12,400,000 shares of our common stock. The 12,400,000 shares were owned by 18 persons, ten of whom were accredited investors.

On November 19, 2013 we acquired the remaining 973,000 outstanding shares of ASCI in exchange for the issuance of 973,000 shares of our common stock to the former stockholders of ASCI. In connection with the transaction, we issued 973,000 Series A Warrants to the former ASCI stockholders in exchange for a like number of warrants held by the former ASCI stockholders. The Series A Warrants we issued have the same terms as the warrants exchanged by the former ASCI stockholders. The 973,000 shares were owned by 59 persons, all of whom were accredited investors.

During December 2013 and January 2014 we sold convertible promissory notes in the principal amount of $2,135,000 to 34 accredited investors. The notes bear interest at 12% per year, payable quarterly, mature on October 31, 2018 and are convertible into shares of our common stock, initially at a conversion price of $5.00 per share. The convertible notes were not registered under the Securities Act and are restricted securities. Since the issuance of the notes, ten of the January 2014 Issuance note holders and one of the December 2013 Issuance note holders converted their loan notes with principal balances totaling $775,000 and accrued interest of $4,732 into 155,946 shares of the Company’s common stock at a conversion price of $5.00 per share. We paid a commission of $213,500 and a non-accountable expense allowance of $32,100 to the placement agent for the convertible note offering described above. The placement agent for our convertible note offering also received 213.5 Series B Warrants. Each Series B Warrant allows the holder to purchase 200 shares of our common stock at a price of $5.00 per share. The Series B Warrants expire on October 31, 2018.

On January 21, 2014, we signed a Securities Purchase Agreement (the “SPA”) with Full Circle Capital Corporation (“Full Circle”), a closed-end investment company. The SPA provided that Full Circle will initially provide $7.5 million to us in the form of Senior Secured Convertible Notes, subject to certain conditions. Full Circle also purchased, for $500,000, Series C Warrants which allow Full Circle to purchase up to 1,000,000 shares of our common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. On September 24, 2014, the Company and Full Circle entered into Amendment No. 1 to the SPA, which changed the exercise price of the warrants issuable to $4.00 per share of the Company’s common stock, and increased the amount of warrants issuable to 1,400,000 warrants to purchase shares of the Company’s common stock. At December 31, 2014, there were 1,400,000 Series C Warrants issued and outstanding. In January 2015, Full Circle exercised a cashless exercise option and the Company issued Full Circle 660,263 shares in exchange for the cancellation of 1,215,000 warrants. Full Circle has 185,000 remaining warrants.

On August 4, 2014, the Board appointed Michael Feinsod as Chairman of the Board and approved the issuance of common stock to Infinity Capital, LLC (“Infinity Capital”), an investment management company Mr. Feinsod founded in 1999 (the “Feinsod Agreement”). The Board approved the issuance of 200,000 shares of the Company’s common stock, with a par value of $0.001 per share to Infinity Capital. The Board also approved terms that may result in the issuance of additional common stock to Infinity Capital, provided Mr. Feinsod meets specific performance criteria (See “Director Compensation” in section “Item 10. Directors, Executive Officers and Corporate Governance”).

On October 21, 2014, in connection with the purchase of the building located at 6565 E. Evans Avenue, Denver, Colorado 80224, the Company issued 600,000 warrants to Evans Lendco. Each warrant allows Evans Lendco to purchase one share of our common stock at an exercise price of $4.40 per share at any time on or before October 21, 2016.

On December 12, 2014, the Company agreed to issue 50,000 shares of its common stock to Spector Group. Spector Group completed and delivered plans for The Greenhouse in January 2015. Also on December 12, 2014, the Company issued Spector Group warrants (the “Spector Warrants”) to purchase 150,000 shares of the Company’s common stock at a conversion price of $4.40 per share, at any time on or before December 12, 2016.

In March 2015, pursuant to the terms of the APA by and among the Company, GCS and Iron Protection Group, LLC, the Company will deliver to Seller 500,000 restricted shares of the Company’s common stock, which will vest over a one year period. In addition, the Company will deliver to Seller vested warrants to purchase an aggregate of 500,000 shares of the Company’s common stock for a term of three years. The exercise prices are (i) $4.50 for warrants to purchase 250,000 shares of the Company’s common stock, and (i) $5.00 for warrants to purchase another 250,000 shares of the Company’s common stock.

Issuer Repurchases of Equity Securities

The Company did not repurchase any of the Company’s common stock during the year ended December 31, 2014. However, on January 5, 2014, the Company re-acquired 1,750,000 shares of its common stock for no consideration from existing common stockholders. The re-acquired shares were returned to the Company’s, authorized but unissued share account. The $1,750 gain on the return of these shares of common stock has been charged to stockholders’ equity (See Note 15 in “Notes to the Financial Statements”). Also, on December 2, 2014, the Company entered into a settlement agreement with a former stockholder whereby an aggregate of 1,185,000 shares of the Company’s common stock were returned to the Company. As of December 22, 2014, the shares were returned and cancelled (See Note 15 in “Item 8. Financial Statements and Supplementary Data”).

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s financial information for the year ended December 31, 2014 is compared with the Company’s financial information for the period from June 3, 2013 (Inception) to December 31, 2013 (the “2013 Fiscal Period”).

Net Revenues

Net revenues were $171,665 for the year ended December 31, 2014 comprised for tenant rental revenue, wholesale sales and consulting fee revenue. The Company’s commenced operations during 2013 and did not have any revenues. Tenant rental revenue, which relates to real estate leasing of our property in Pueblo, Colorado to a licensed medical cannabis cultivator, was $115,059 for the year ended December 31, 2014. Net wholesale sales were $16,606 for the year ended December 31, 2014 from wholesale sales of $85,147 and cost of goods sold of $68,541. The Company’s wholesale business commenced operations in May 2014 and its performance is a result of the Company’s ability to penetrate a difficult segment of the cannabis industry. Consulting fee revenue, net, was $40,000 for the year ended December 31, 2014. The consulting contract was mutually cancelled during the third quarter of 2014.

Operating Expense

Operating expenses, which consist of general and administrative expenses, payroll and related expenses, share-based compensation, professional fees, office expense and depreciation and amortization expense, were $2,707,404 and $561,254 for the year ended December 31, 2014 and 2013 Fiscal Period, respectively. An overall increase in operating expenses for the year ended December 31, 2014 versus the 2013 Fiscal Period is due to the Company incurring a full year of expense in 2014, as compared with approximately six months in 2013, as well as expenses relating to stock-based compensation issued to employees and professional fees incurred relating to pursued litigation against a former executive and shareholder of the Company. Significant expenses incurred in 2014 are discussed herein.

General and administrative expense, which is primarily comprised of corporate expenses, insurance premiums, travel and promotion, and website maintenance, was $225,535 and $53,265, for the year ended December 31, 2014 and 2013 Fiscal Period, respectively. The increase in general and administrative expenses is primarily due to increased insurance premiums and travel and conference expenses, as the Company continues to build its presence in the industry. Payroll and related expense, which is primarily comprised of management and staff salaries and the Company’s share of health benefit premiums was $494,402 and $108,588 for the year ended December 31, 2014 and 2013 Fiscal Period, respectively. This increase is primarily due to slightly higher headcount and a full year of expense being incurred in 2014. Share-based compensation expense was $1,298,375 and $0 for the year ended December 31, 2014 and the 2013 Fiscal Period. Share-based compensation expense in 2014 was primarily due to issued and accrued stock payable to Infinity Capital pursuant to the Feinsod Agreement.

Professional fees, which are primarily comprised of legal, accounting and audit fees, and filing fees, were $555,442 and $391,132 for the year ended December 31, 2014 and 2013 Fiscal Period, respectively. Professional fees incurred during 2013 were primarily related to the Company’s reverse merger. Professional fees during 2014 primarily relate to the Company’s pursuit of legal action against a former stockholder of the Company. Office expense, which is primarily comprised of rent expense and office supplies, was $67,388 and $8,269 for the year ended December 31, 2014 and the 2013 Fiscal Period. The increase in office expense was primarily due to a full year of expense in 2014 and the Company’s change in its headquarters location. Depreciation and amortization expense was $66,262 and $0 the year ended December 31, 2014 and for the 2013 Fiscal Period, respectively. The increase in depreciation and amortization expense is due to a full year of expense and assets purchased at the end of 2014.

Other Expense

Other expense consists of amortization of debt discount and deferred financing costs, interest expense, and loss on fair value adjustment of the warrant derivative liability. Other expense was $4,394,400 and $151,665 for the year ended December 31, 2014 and 2013 Fiscal Period, respectively. Amortization expense of debt discount and deferred financing costs was $755,725 and $794 for the year ended December 31, 2014 and 2013 Fiscal Period, respectively. The amortization of debt discount relates primarily to the discount recognized on the January 2014 Issuance of convertible debt. Interest expense was $244,771 and $871 for the year ended December 31, 2014 and the 2013 Fiscal Period, respectively. Interest expense in 2014 is comprised of interest expense on convertible debt and the mortgage on The Greenhouse, purchased in October 2014. The derivative loss relates to the change in the value of the derivative liability recorded during the first quarter 2014. The loss on derivative liability of $3,393,904 for the year ended December 31, 2014 includes accrual for Full Circle’s cashless exercise of warrants. During the 2013 Fiscal Period, the Company incurred a loss of $150,000 on an option to purchase property.

Net Loss and Per Share Data

Net loss was $6,930,139 and $710,962 for the year ended December 31, 2014 and 2013 Fiscal Period, respectively. Based on the weighted average number of common shares outstanding for the year ended December 31, 2014 and 2013 Fiscal Period of 13,462,396 and 14,026,127, respectively, net loss per share was $0.51 and $0.05 for the year ended December 31, 2014 and 2013 Fiscal Period, respectively. The Company’s net loss of $6,930,139 for the year ended December 31, 2014 included approximately $5,546,000 related to non-cash items, primarily resulting from amortization of debt discount and deferred financing costs of $787,669, loss in fair value of derivative liability of $3,393,904 and stock-based compensation expense of $1,298,375.

The Company has incurred a loss since Inception resulting in an accumulated deficit of approximately $7,641,000 as of December 31, 2014 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no guarantee that the Company will be successful in achieving these objectives.

Liquidity and Capital Resources

The Company discusses its liquidity and capital resources below for the year ended December 31, 2014 and for the 2013 Fiscal Period:

	2014	2013
Net cash used in operating activities	$(1,425,031)	$(489,071)
Amortization of debt discount (non-cash)	755,725	794
Issuance of stock for services (non-cash)	884,000	40,000
Changes in fair value of derivative liability, net (non-cash)	3,393,904	-

Net cash used in investing activities	(611,252)	(432,753)
Net cash used in the purchase of property and equipment	(573,052)	(282,753)
Purchase of option to acquire real property	-	(150,000)

Net cash used in financing activities	1,774,383	1,349,260
Proceeds from sale of common stock and warrants	400,000	985,400
Proceeds from sale of convertible notes	1,394,739	530,000

Operating Activities

During the year ended December 31, 2014, cash flows used in operating activities were $1,425,031. During the year ended December 31, 2014, we incurred net loss of $6,930,139, of which approximately $5,546,000 related to non-cash items, primarily resulting from amortization of debt discount and deferred financing costs of $787,669, loss in fair value of derivative liability of $3,393,904 and stock-based compensation expense of $1,298,375. Approximately $41,000 was used in a net of increases in receivables, inventory, and prepayments offset by an increase in accounts payable and accruals and tenant deposits.

During the 2013 Fiscal Period, cash flows used in operating activities were $489,071. During the 2013 Fiscal Period, we incurred net loss of $710,962, of which approximately $190,000 related to non-cash items. We used a net $40,968 for increases in prepaid expenses and increases in accounts payable and accruals, for the 2013 Fiscal Period.

Investing Activities

During the year ended December 31, 2014, cash flows used in investing activities were $611,252. Approximately $573,000 was used to purchase plant, property and equipment, including cash payments of approximately $500,000 for The Greenhouse, which serves as the Company’s corporate headquarters and will be repurposed as a shared workspace and networking facility for companies who serve the cannabis industry.

During the 2013 Fiscal Period, cash flows used in investing activities were $432,753, of which $150,000 resulted from a loss on an option to acquire property. Cash flows used in investing activities of approximately $283,000 relate to the purchase and improvement of our property in Pueblo County, Colorado, which is leased to a licensed approved cannabis cultivator.

Financing Activities

During the year ended December 31, 2014, cash provided by financing activities was $1,774,383. The Company generated proceeds, net of cash expenses, of $1,394,739 from the sale of convertible notes, and $400,000 from the sale of warrants. Cash flows used in financing activities relate to the Company’s principal repayment on convertible notes payable and deferred financing costs.

During the 2013 Fiscal Period, we raised net funding of $1,349,260 through the sale of common stock, warrants, and convertible notes. Of this amount, $100,000 was used to purchase 8,000,000 shares of our common stock from a former officer, proceeds of $985,400 was generated from issuance of common stock and $530,000 was generated from sale of convertible notes.

Financing Activities Subsequent to December 31, 2014

The Company discusses its liquidity and capital resources below for the period subsequent to December 31, 2014:

Common stock issued to Full Circle upon cashless exercise of warrants (non-cash)	3,314,520
Convertible notes and interest payable settled in common stock (non-cash)	291,063
Proceeds from Note with Infinity Capital	210,000

Pursuant to the terms of the Company’s Warrant Agreement with Full Circle, on January 23, 2015, Full Circle executed its option to cashless exercise 1,215,000 warrants. The Company issued Full Circle 660,263 shares in exchange for the cancellation of 1,215,000 warrants, with 185,000 warrants outstanding as of April 14, 2015 (See section “Credit Facilities” under “Item 1. Business”).

Pursuant to the terms of the Company’s Note with Infinity Capital, the Company’s Note balance to Infinity Capital was approximately $210,000 on April 14, 2015 (See section “Credit Facilities” under “Item 1. Business”).

From January 1, 2015 to April 14, 2015, three of the January 2014 Issuance note holders and one of the December 2013 Issuance note holders converted loan notes with principal balances totaling $290,000 and accrued interest of $1,063 into 58,213 shares of the Company’s common stock at a conversion price of $5.00 per share.

Contractual Obligations

The Company had the following contractual obligations, including interest, as of December 31, 2014:

	Amounts Due in
Description	Total	2015	2016	2017	2018	2019	Thereafter
12% Convertible notes (3)	$1,650,000	$-	$-	$-	$1,650,000	$-	$-
Mortgage on Pueblo Property	$217,048	$20,089	$20,089	$20,089	$156,781	$-	$-
Mortgage on The Greenhouse, Denver, CO (1)	$780,306	$53,351	$726,955	$-	$-	$-	$-
Office rental	$30,546	$12,852	$13,238	$4,456	$-	$-	$-
TOTAL	$2,677,900	$86,292	$760,282	$24,545	$1,806,781	$-	$-

The Company had the following contractual obligations, including interest, as of April 14, 2015:

	Amounts Due in
Description	Total	2015	2016	2017	2018	2019	Thereafter
12% Convertible notes (3)	$1,360,000	$-	$-	$-	$1,360,000	$-	$-
Mortgage on Pueblo Property	$210,352	$13,393	$20,089	$20,089	$156,781	$-	$-
Mortgage on The Greenhouse, Denver, CO (1)	$780,306	$53,351	$726,955	$-	$-	$-	$-
Senior Secured Note to Infinity Capital (2)	$210,000	$210,000	$-	$-	$-	$-	$-
Office rental	$30,546	$12,852	$13,238	$4,456	$-	$-	$-
TOTAL	$2,581,204	$2,279,596	$760,282	$24,545	$1,516,781	$-	$-

(1)	Pursuant to the terms of the Company’s Greenhouse Mortgage with Evans Lendco (See section “The Greenhouse” under “Item 2. Properties”).
(2)	Pursuant to the terms of the Company’s Note with Infinity Capital (See section “Credit Facilities” under “Item 1. Business”).
(3)	As of December 1, 2015, we anticipate that all of the requirements for conversion of the Convertible Notes will have been met and the Company intends to elect its option to convert the remaining Convertible Notes on such date.

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

Revenue Recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from tenant rentals is recognized on a straight-line basis over the reasonably assured lease term, and collectability is reasonably assured. Revenue from security services is recognized as invoiced and when collectability is reasonably assured, usually monthly or bi-monthly, and is billed in accordance with terms set forth in the contracts with customers. Consulting revenue is recognized based upon the payment terms within the contracts, and collectability is reasonably assured. Revenue relating to our wholesale business is recognized at the time goods are sold.

Conventional Convertible Debt

The Company records conventional convertible debt in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. Conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Conventional convertible debt with a non-detachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety. The Company has accounted for a December 2013 debt issuance and an 8 ½% Convertible Notes Payable as conventional convertible debt.

Derivatives Liabilities, Beneficial Conversion Features and Debt Discounts

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

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

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures, which are required about fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC 820 defines the hierarchy as follows:

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

Our financial instruments consist of cash, accounts receivable, other receivables, prepaid expenses, deferred financing costs, accounts payables and accrued expenses, notes payable and tenant deposits. The carrying values of these financial instruments approximate their fair value due to their short maturities. The Company’s derivative liability is a Level 3 estimated fair market value instrument.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the related notes at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s balances requiring management to make estimates and assumptions about future events include equity and debt transactions and the Company’s derivative liability. Actual results could differ from those estimates.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management believes that actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate additional revenues. While the Company believes in the viability of its strategy to generate additional revenues and its ability to raise additional funds, there can be no assurances to that effect. The Company continues to aggressively seek real estate, finance, consulting, security and wholesale opportunities with companies throughout Colorado and other regions that comply with state and local cannabis regulation.

The Company had an accumulated deficit of approximately $7,641,000 and $711,000 as of December 31, 2014 and December 31, 2013, respectively, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

See the consolidated financial statements and accompanying notes included with the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 9, 2014, the Board, accepted the resignation of Cutler & Co., LLC (“Cutler”) as its independent registered public accounting firm. Cutler’s resignation was effective immediately and the Company appointed Hartley Moore Accountancy Corporation (“HM”) as its new independent registered public accounting firm.

The report of Cutler on the Company’s financial statements for the period of June 5, 2013 (Inception) to December 31, 2013 (the “2013 Fiscal Period”) did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the report was qualified as to the Company’s ability to continue as a going concern.

During the 2013 Fiscal Period and through the interim period ended July 9, 2014, there were no disagreements with Cutler on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Cutler, would have caused it to make reference to the matter in connection with its reports.

During the 2013 Fiscal Period and the subsequent interim period through July 9, 2014, the Company did not consult with HM regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event identified in response to (a)(1)(v) of Item 304 of Regulation S-K.

On August 19, 2014, the Company filed Amendment No. 4 to the Company’s Report on Form 10–K/A for the 2013 Fiscal Period filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 and subsequently amended on April 22, 2014, April 29, 2014, and on June 23, 2014 (the “June 2013 10-K”) (“Amendment No. 4”). Amendment No. 4 is to revise certain balances and disclosures relating to the Company’s conventional convertible debt and related debt discounts.  We revised the June 2013 10-K as follows: (i) revised the Company’s balance sheet, statement of stockholders' equity and notes 2 and 7 to the financial statements in Item 8 to reflect a reclassification of conventional convertible debt discounts previously recorded as beneficial convertible features; and (ii) revised disclosure of certain balances within Item 7 to reflect the change identified in (i), as well as other minor changes. We also revised Item 9A to reflect the impact of this Amendment No. 4 as the Company concluded that those accounting and reporting errors constituted a material weakness in the Company's internal control over financial reporting as of December 31, 2013 and that its disclosure controls were not effective as of December 31, 2013. Subsequent to the restatement of the 2013 Fiscal Period, the Company’s current auditors re-audited the 2013 Fiscal Period and have issued a report thereon (See “Item 8. Financial Statements and Supplementary Data”).   Subsequent to the restatement of the 2013 Fiscal Period, the Company’s current auditors re-audited the 2013 Fiscal Period and have issued a report thereon (See “Item 8. Financial Statements and Supplementary Data”).

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Restatement of 2013 Financial Statements

The Company restated its consolidated financial statements and other financial information for the 2013 Fiscal Period and, as a result of the Company’s determination that the original accounting for certain of its convertible note offerings failed to inappropriately recognized a beneficial conversion features for debt discounts relating to our conventional convertible debt. Subsequent to the restatement of the 2013 Fiscal Period, the Company’s current auditors re-audited the 2013 Fiscal Period and have issued a report thereon.

In connection with the restatement our Chief Executive Officer and Chief Financial Officer considered the effect of the error on the adequacy of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K for the 2013 Fiscal Period, management concluded that four material weaknesses existed with regards to the Company’s internal control over financial reporting. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	We had not effectively implemented comprehensive entity-level internal controls.

●	We did not implement financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.

●	Due to material weaknesses identified at our entity level controls, we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis.

2014 Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and exist at December 31, 2014.

Remediation of Material Weaknesses

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

●	We are in the process of further enhancing our internal finance and accounting organizational structure, which includes engaging and hiring additional resources, and employing emerging technologies.

●	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

●	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

Management understands that in order to remediate the material weaknesses, additional segregation of duties, changes in personnel, and technologies are necessary. We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated.

Management has inspected the consolidated financial statements and underlying information included herein in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current officers and directors are listed below. Directors are generally elected at an annual stockholders’ meeting and hold office until the next annual stockholders’ meeting, or until their successors are elected and qualified. Executive officers are elected by directors and serve at the Board’s discretion.

Name	Age	Position
Michael Feinsod	44	Chairman of Board and Director
Robert L. Frichtel	51	Chief Executive Officer and Director
Brian J. Kozel	38	Vice President-Finance, Chief Financial Officer
Christopher Taylor	61	Vice President

Michael Feinsod was appointed a director, and elected Chairman of the Board on August 4, 2014. Mr. Feinsod is the Managing Member of Infinity Capital, LLC, an investment management company he founded in 1999. Since January 2014, Mr. Feinsod has been an investor in the Colorado cannabis industry. Mr. Feinsod has been a director of The Kingstone Companies, Inc. since 2008. From 2006 through 2013, he served in various executive positions at Ameritrans Capital Corporation (“Ameritrans”), a business development company. Mr. Feinsod served as a director of Ameritrans from December 2005 until July 2013 and served as a director of its subsidiary, Elk Associates Funding Corporation, from December 2005 until April 2013. In April 2013, in connection with a settlement agreement, the United States Small Business Administration was appointed as the receiver of Elk Associates Funding Corporation. Mr. Feinsod served as an investment analyst and portfolio manager at Mark Boyar & Company, Inc., a broker-dealer. He is admitted to practice law in New York and served as an associate in the Corporate Law Department of Paul, Hastings, Janofsky & Walker LLP. Mr. Feinsod holds a J.D. from Fordham University School of Law and a B.A. from George Washington University. We believe that Mr. Feinsod’s corporate finance, legal and executive-level experience, as well as his service on the boards of other public companies, give him the qualifications and skills to serve as one of our directors.

Robert L. Frichtel, was appointed a director and as our Chief Executive Officer on August 14, 2013. Mr. Frichtel served as a managing partner of IBC Capital Group, a commercial real estate and finance company, since 2002. Between 1999 and 2001, Mr. Frichtel was the president and Chief Operating Officer of EOS Group, a division of Health Net, a NYSE listed healthcare company. Since 2001 Mr. Frichtel has consulted for numerous clients throughout the nation that are engaged in the medical cannabis business and has written articles for Bloomberg business regarding the cannabis industry. Mr. Frichtel received a Bachelor of Science degree in business administration from Colorado State University in 1985. We believe that Mr. Frichtel is qualified to act as one of our directors due to his past experience in commercial real estate and the cannabis industry.

Brian J. Kozel was appointed to serve as the Company’s Vice President - Finance and Chief Financial Officer, pursuant to an independent contractor agreement, on October 24, 2014. Mr. Kozel is currently a private consultant providing SEC and financial advice to clients in a variety of industries, primarily, through his firm, Satellite Accounting Services, LLC.  Since 2011, he has also been Compliance Director for Aspire XBRL, a start-up firm specializing in solutions-based XBRL and SEC/EDGAR servicing and reporting. From 2010 to 2011, Mr. Kozel was an XBRL subject matter expert with Rivet Software, a developer, provider and servicer of proprietary financial reporting solutions. From 1998 to 2008, Mr. Kozel was a staff accountant, director and senior manager with KPMG, LLP. Since 2011, Mr. Kozel, as a volunteer, has served as Treasurer and Finance Committee Chair of Aging Service of Boulder County, a charitable organization. Mr. Kozel, a certified public accountant, received a BS, Accounting degree from Bucknell University and was an MBA candidate at IUPUI, Kelly School of Business. In consideration for his services, Mr. Kozel will be (i) paid at an hourly rate approved by the Board and (ii) reimbursed for reasonable out-of-pocket expenses incurred by him in performing his services.

Christopher Taylor was appointed as our Chief Financial and Accounting Officer September 23, 2013. Mr. Taylor is a certified public accountant and has operated his own public accounting practice since July of 2001. Since 2010 Mr. Taylor has provided accounting services to approximately 50 cannabis dispensary clients in Colorado and Washington. On October 24, 2014, Mr. Taylor’s position was changed from that of Chief Financial and Accounting Officer to Vice President – Business Development.

Code of Ethics Policy

The Board has established a corporate Code of Conduct which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act and applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions. Among other matters, the Code of Conduct is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations as well as the rules and regulations of any self-regulatory organizations of which the Company is a member;

•	prompt internal reporting of violations of the Code of Conduct to appropriate persons identified in the code; and

•	accountability for adherence to the Code of Conduct.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to the Board. In addition to having no nominating committee for this purpose, we currently have no specific audit committee (See “Audit Committee and Audit Committee Financial Expert” in this section).

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee (as defined in Item 407 of Regulation S-K) at this time. The current members of the Board do have sufficient financial expertise to act as an “audit committee financial expert” (as defined in Item 407(d)(5) of Regulation S-K) for overseeing financial reporting responsibilities of the Company; however, the members are not independent as they are also officers of the Company.

The Company intends to establish an audit committee of the Board, which will consist of independent directors. The audit committee’s duties will be to recommend to the Board the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Board, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Involvement in Certain Legal Proceedings

Except as specifically disclosed, no present executive officer or director of the Company has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Other than as disclosed herein and based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2014, our officers, directors and greater than ten percent stockholders timely filed all reports and did not miss any filings as required to file under Section 16(a).

Board Composition

Directors currently hold office for one year or until the earlier of their death, resignation, removal or until their successors have been duly elected and qualified. There are no family relationships among our directors. Our bylaws provide that the number of members of the Board may be changed from time to time by resolutions adopted by the Board and/or the stockholders. The Board currently consists of two members.

Board Leadership Structure

The Board does not have a policy on whether the same person should serve as both the Chief Executive Officer and Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to periodically determine the leadership structure that it believes is best for the Company.

Board Role in Risk Oversight

Risk is inherent with every business and we face a number of risks. Management is responsible for the day-to-day management of risks we face, while the Board is responsible for overseeing our management and operations, including overseeing its risk assessment and risk management functions.

Number of Meetings of the Board of Directors

The Board held eight meetings during 2014. Directors are expected to attend Board meetings and to spend time needed to meet as frequently as necessary to properly discharge their responsibilities. Each active director attended at least 75% of the aggregate number of meetings of the Board during 2014, except for Michael Feinsod, who was elected on August 4, 2014.

Attendance at Annual Meetings of the Stockholders

The Company has no policy requiring Directors and Director Nominees to attend its annual meeting of stockholders; however, all Directors and Director Nominees are encouraged to attend.

Director Independence

Mr. Michael Feinsod is considered as an “independent” director under the applicable definition of the listing standards of the NASDAQ Capital Market (“NASDAQ”).

Indemnification of Officers and Directors

Our Articles of Incorporation provide that we may indemnify any and all of our officers, directors, employees or agents or former officers, directors, employees or agents, against expenses actually and necessarily incurred by them, in connection with the defense of any legal proceeding or threatened legal proceeding, except as to matters in which such persons shall be determined to not have acted in good faith and in our best interest.

Stockholder Communications

Stockholders may send communications to the Company's directors as a group or individually, by writing to those individuals or the group: c/o the Chief Executive Officer c/o General Cannabis Corporation, 6565 E. Evans Avenue, Denver, CO 80224. The Chief Executive Officer will review all correspondence received and will forward all correspondence that is relevant to the duties and responsibilities of the Board or the business of the Company to the intended director(s). Examples of inappropriate communication include business solicitations, advertising and communication that is frivolous in nature, relates to routine business matters (such as product inquiries, complaints or suggestions), or raises grievances that are personal to the person submitting the communication. Upon request, any director may review communication that is not forwarded to the directors pursuant to this policy.

Committees of the Board of Directors

The Board has established one standing committee: a compensation committee, which is described below.  We are in the process of creating a nominating and corporate governance committee and an audit committee, as well as identifying an audit committee financial expert.  Members of our compensation committee are elected annually at the regular board meeting held in conjunction with the annual stockholders' meeting.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation.  The Compensation Committee is responsible for: (a) assisting the Board in fulfilling its fiduciary duties with respect to the oversight of the Company’s compensation plans, policies and programs, including assessing our overall compensation structure, reviewing all executive compensation programs, incentive compensation plans and equity-based plans, and determining executive compensation; and (b) reviewing the adequacy of the Compensation Committee charter on an annual basis.

Compensation Committee Interlocks and Insider Participation

Robert Frichtel, historically our only director until August 2014, acted as our Compensation Committee. During the year ended December 31, 2014 none of our officers was a member of the Compensation Committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our Compensation Committee.

Director Compensation

During the 2013 Fiscal Period, we did not compensate our directors for acting as such. On August 4, 2014, the Company approved the Feinsod Agreement and the Board approved the issuance of 200,000 shares of the Company’s common stock, with a par value of $0.001 per share to Infinity Capital. The Board also approved terms that may result in the issuance of additional common stock to Infinity Capital, provided Mr. Feinsod meets specific performance criteria, which could include: (i) the issuance of 1,000,000 shares of the Company’s common stock to Infinity Capital upon the uplisting of the Company’s common stock; (ii) the issuance of 150,000 shares of common stock to Infinity Capital on August 4, 2015, provided that Mr. Feinsod remains a member of the Board on that date, and (iii) the issuance of 150,000 shares of common stock to Infinity Capital on August 4, 2016, provided that Mr. Feinsod remains a member of the Board on that date. The Feinsod Agreement requires the issuance of a number of shares of common stock to Infinity Capital equal to 10% of any new issuance not to exceed 600,000 shares of common stock in the aggregate during the time that Mr. Feinsod remains a member of the Board, which will not be triggered upon issuances relating to convertible securities existing as of the date hereof.

ITEM 11. EXECUTIVE COMPENSATION

Refer to the Company’s discussion in section “Executive Compensation” in the Company’s Preliminary Proxy Statement filed with the SEC on March 19, 2015 (the “2015 Proxy”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Refer to the Company’s discussion in section “Principal Stockholders” in the Company’s 2015 Proxy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

On June 30, 2013, ACS sold 1,000,000 shares of its common stock to Robert Frichtel and 1,150,000 shares of its common stock to Roberto Lopesino at a price of $0.001 per share. On June 30, 2013 ACS also sold 10,250,000 shares of its common stock to an unaffiliated group of private investors at a price of $0.001 per share. On August 14, 2013, the stockholders of ACS exchanged 12,400,000 shares of their ACS common stock for 12,400,000 shares of the Company’s common stock.

Subsequently, one unaffiliated person who received 2,000,000 shares in August 2013 transferred 100,000 shares to Christopher Taylor and 150,000 to another non-affiliated stockholder. The remaining 1,750,000 shares held by this person were returned to treasury and canceled on January 14, 2014.

Director Independence

Mr. Michael Feinsod is considered as an “independent” director under the applicable definition of the listing standards of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Cutler and Co., LLC (“Cutler”) served as our independent auditors for the period June 5, 2013 (Inception) to December 31, 2013. On July 9, 2014, we accepted the resignation of Cutler as our independent registered public accounting firm. Cutler’s resignation was effective immediately and the Company appointed Hartley Moore Accountancy Corporation (“HM”) as its new independent registered public accounting firm.

The following is a summary of the fees billed to the Company for professional services rendered for the 2013 Fiscal Period and for the year ended December 31, 2014.

	2013		2014
	HM	Cutler	HM	Cutler
Audit fees	$-	$2,500	$75,000	$12,000
Audit-related fees	-	-	4,500	3,000
Tax fees	-	-	-	-
Total	$-	$2,500	$79,500	$15,000

Audit fees consist of fees billed for services rendered for the audit of the Company’s financial statements for the year ended December 31, 2014 and for the 2013 Fiscal Period. Audit related fees relate to procedures performed in conjunction with the Company’s S-1/A filings. Audit fees to HM for services rendered in 2014 include work performed in conjunction with restated financial statements for the 2013 Fiscal Period and the quarter ended March 31, 2014, additional audit work deemed necessary to issue their audit report on the 2013 Fiscal Period, and for quarterly review procedures performed in 2014. In addition to the fees above, the Company reimbursed HM for expenses totaling $3,500.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

Pre–Approval Policy of Services Performed by Independent Registered Public Accounting Firms

The Board’s policy is to pre–approve all audit and non–audit related services, tax services and other services. Pre–approval is generally provided for up to one year, and any pre–approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Board has delegated the pre–approval authority to its CEO when expedition of services is necessary. The Company’s independent registered public accounting firm and its management are required to periodically report to the Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre–approval and the fees for the services performed to date.

The Board approved all services that our independent accountants provided to us for the 2013 Fiscal Period and for the year ended December 31, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed with this Annual Report:

Exhibit Number	Exhibit Name
2	Articles of Merger (Acquisition of shares in Advanced Cannabis Solutions) (1)
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	Amended and Restated Articles of Incorporation (1)
3.4	Bylaws (1)
3.5	Articles of Amendment (name change) (4)
4.1	Senior Secured Note dated February 19, 2015 (9)
4.2	Warrant dated March 16, 2015 (11)
5	Opinion of Sichenzia Ross Friedman Ference, LLP (4)
10	Share Exchange Agreement (2)
10.1	Securities Purchase Agreement (3)
10.2	Warrant (Series C) (3)
10.3	Registration Rights Agreement (3)
10.4	Form of Convertible Note (3)
10.5	Form of Guarantee (3)
10.6	Form of Security Agreement (3)
10.7	Amendment No.1 to the Securities Purchase Agreement and Amendment No.1 to the Warrant to Purchase Common Stock by and between the Company and Full Circle Capital Corporation dated September 24, 2014 (4)
10.8	Agreement Regarding Sale of Oil and Gas Mapping Business (8)
10.9	Note and Deed of Trust (Pueblo County, Colorado purchase) (8)
10.10	Form of Convertible Note (8)
10.11	Form of Series A Warrant (8)
10.12	Form of Series B Warrant (8)
10.13	Lease Agreement (Pueblo Property) (8)
10.14	Promissory Note (the “Greenhouse”) (8)
10.15	Common Stock Warrant dated October 21, 2014 (6)
10.16	Executive Chairman of the Board and Director Agreement between the Company and Michael Feinsod dated August 4, 2014 (5)
10.17	Independent Contractor Agreement with Brian Kozel dated October 24, 2014 (7)
10.18	Asset Purchase Agreement by and among the Company, GC Security LLC and Iron Protection Group LLC (10)
21.1	Subsidiaries*
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer*
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
32.2	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer*

(1)   Incorporated by reference to the same exhibit file with our registration statement on Form S-1, File No. 333-163342.

(2)   Incorporated by reference to the same exhibit filed with our 8-K report dated August 14, 2013.

(3)   Incorporated by reference to the same exhibit filed with our 8-K/A report dated January 21, 2014.

(4)   Incorporated by reference to the same exhibit filed with our 8-K report dated September 30, 2014.

(5)   Incorporated by reference to the same exhibit filed with our 8-K report dated August 5, 2014.

(6)   Incorporated by reference to the same exhibit filed with our 8-K report dated October 27, 2014.

(7)   Incorporated by reference to the same exhibit filed with our 8-K report dated November 21, 2014.

(8)   Incorporated by reference to the same exhibit filed with our registration statement on Form S-1, File No. 333-193890.

(9)   Incorporated by reference to the same exhibit filed with our 8-K report dated February 24, 2015.

(10) Incorporated by reference to the same exhibit filed with our 8-K report dated March 16, 2015.

(11) Incorporated by reference to the same exhibit filed with our 8-K report dated March 31, 2015.

(*)   Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CANNABIS SOLUTIONS, INC.

By:	/s/ Robert L. Frichtel
Robert L. Frichtel, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Frichtel	Principal Executive Officer, and a Director	April 15, 2015
Robert L. Frichtel

/s/ Brian J. Kozel	Principal Financial and Accounting Officer	April 15, 2015
Brian J. Kozel

/s/ Michael Feinsod	Chairman of the Board of Directors	April 15, 2015
Michael Feinsod

ADVANCED CANNABIS SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)	F-5
Notes to Consolidated Financial Statements	F-6 – F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Advanced Cannabis Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Cannabis Solutions, as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended December 31, 2014 and the period from June 5, 2013 (inception) through December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Cannabis Solutions, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014 and the period from June 5, 2013 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 3 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corp.

Irvine, CA

April 15, 2015

ADVANCED CANNABIS SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

Current Assets
Cash and cash equivalents	$165,536	$427,436
Tenant receivables	18,319	-
Prepaid expenses and other current assets	22,402	2,244
Inventory	70,341	-
Total current assets	276,598	429,680

Property and equipment, net	1,707,410	452,753
Deferred financing costs, net	83,056	-
Total Assets	$2,067,064	$882,433

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Derivative liability	3,893,904	-
Accrued stock payable, current portion	385,917	-
Accounts payable and accrued expenses	$99,655	$43,212
Convertible notes payable (net of debt discount), current portion	6,337	5,356
Total current liabilities	4,385,813	48,568

Convertible notes payable (net of debt discount), less current portion	1,055,797	609,950
Accrued stock payable, less current portion	138,125	-
Tenant deposits	8,854	1,250
Total Liabilities	5,588,589	659,768

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency)
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at December 31, 2014 and December 31, 2013	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized; 12,499,933 shares and 15,137,200 shares issued and outstanding on December 31, 2014 and December 31, 2013, respectively	12,500	15,137
Additional paid-in capital	4,107,076	918,490
Accumulated deficit	(7,641,101)	(710,962)
Total Stockholders' Equity (Deficiency)	(3,521,525)	222,665

Total Liabilities & Stockholders' Equity	$2,067,064	$882,433

See Accompanying Notes to Consolidated Financial Statements.

ADVANCED CANNABIS SOLUTIONS. INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended Dec. 31, 2014	June 5, 2013 (Inception) to Dec. 31, 2013

REVENUES
Wholesale sales	$85,147	$-
Cost of wholesale goods sold	(68,541)	-
Net wholesale sales	16,606	-
Tenant rentals	115,059	-
Consulting fees	40,000	-
Total revenues	171,665	-

OPERATING EXPENSES
General and administrative	225,535	53,265
Payroll and related	494,402	108,588
Share-based compensation	1,298,375	-
Professional fees	555,442	391,132
Office expense	67,388	8,269
Depreciation and amortization	66,262	-
Total operating expenses	2,707,404	561,254

OPERATING LOSS	(2,535,739)	(561,254)

OTHER EXPENSE
Amortization of debt discount	(755,725)	(794)
Loss on derivative liability, net	(3,393,904)	-
Loss on option to purchase property	-	(150,000)
Interest expense	(244,771)	(871)
Total other expense	(4,394,400)	(151,665)

LOSS FROM CONTINUING OPERATIONS	(6,930,139)	(712,919)

Gain from discontinued operations	-	1,957

NET LOSS	$(6,930,139)	$(710,962)

PER SHARE DATA
Net loss per share – basic and diluted
From continuing operations	$(0.51)	$(0.05)
From discontinued operations	-	- *
Net loss per share – basic and diluted	$(0.51)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	13,462,396	14,026,127

*   denotes less than $0.01 per share

See Accompanying Notes to Consolidated Financial Statements.

ADVANCED CANNABIS SOLUTIONS. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	June 5, 2013 (Inception) to December 31, 2013

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(6,930,139)	$(710,962)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on expired option to acquire property	-	150,000
Depreciation and amortization	66,262	-
Amortization of debt discount	755,725	794
Amortization of deferred financing costs	31,944	-
Loss on derivative liability, net	3,393,904	-
Issuance of common stock for services	884,000	40,000
Common stock to be issued for services	414,375	-
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	(18,319)	-
(Increase) / decrease in prepaid expenses and other assets	(20,158)	(2,244)
(Increase) in inventory	(70,341)	-
Increase in accounts payable and accrued expenses	60,112	43,212
Increase in tenant deposits	7,604	-

Net cash used in operating activities – continuing operations	(1,425,031)	(479,200)
Net cash used in operating activities – discontinued operations	-	(9,871)
Net cash used in operating activities	(1,425,031)	(489,071)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(573,052)	(282,753)
Purchase of intangible assets	(38,200)	-
Purchase of option to acquire real estate	-	(150,000)
Net cash used in investing activities	(611,252)	(432,753)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Purchase and cancellation of shares of common stock	-	(100,000)
Proceeds from sales of common stock for cash	-	985,400
Proceeds from sale of warrants, net	400,000	-
Principal repayment on convertible notes payable	(5,356)	-
Proceeds from issuance of convertible notes payable, net of cash expenses	1,394,739	530,000
Deferred financing costs	(15,000)	(66,140)
Net cash provided by financing activities	1,774,383	1,349,260

NET INCREASE IN CASH	(261,900)	427,436

CASH, BEGINNING OF PERIOD	427,436	-

CASH, END OF PERIOD	$165,536	$427,436

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$225,503	$-

Supplemental disclosure on non-cash financing activities*
Net decrease in equity upon recapitalization of the Company	$-	$10,663
Net assets transferred on disposal of mapping segment	$-	$452
Purchase of property with mortgage	$600,000	$170,000
Non-cash financing costs	$100,000	$-
Convertible notes payable settled in stock	$485,000	$-
Interest on convertible notes payable settled in stock	$3,669	$-
Cancellation of shares of common stock	$2,935	$100,000
Warrants issued in connection with debt recorded as debt discount	$92,600	$-
Stock and warrants granted to Spector Group included in accrued stock payable, current portion, and capitalized into construction in progress	109,667	-

* See Notes to Financial Statements for disclosures discussing other non-cash investing and financing activities.

See Accompanying Notes to Consolidated Financial Statements.

ADVANCED CANNABIS SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, June 5, 2013 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash at $0.001 per share, June 30, 2013	12,400,000	12,400	-	-	12,400
Common stock issued for cash at $1.00 per share, July 11 through August 8, 2013	707,000	707	706,293	-	707,000
Recapitalization on August 14, 2013	9,724,200	9,724	(20,387)	-	(10,663)
Purchase and cancellation of shares of common stock on August 14, 2013	(8,000,000)	(8,000)	(92,000)	-	(100,000)
Common stock issued for cash at $1.00 per share, August 14 through September 19, 2013	266,000	266	265,734	-	266,000
Common stock issued for services December 9, 2013	40,000	40	39,960	-	40,000
Discount on convertible notes December 27, 2013	-	-	19,342	-	19,342
Loss on sale of mapping business to related party	-	-	(452)	-	(452)
Net loss for the period ended December 31, 2013	-	-	-	(710,962)	(710,962)
Balance, December 31, 2013	15,137,200	15,137	918,490	(710,962)	222,665
Re-acquired common stock on January 5, 2014	(1,750,000)	(1,750)	1,750	-	-
Discount on convertible notes issued	-	-	1,813,280	-	1,813,280
Issuance of common stock to Infinity Capital, LLC on August 4, 2014	200,000	200	883,800	-	884,000
Issuance of common shares in settlement of convertible notes payable of $485,000 and accrued interest of $3,669	97,733	98	488,571	-	488,669
Retraction of common stock in settlement of lawsuit with former stockholder	(1,185,000)	(1,185)	1,185	-	-
Net loss for the year ended December 31, 2014	-	-	-	(6,930,139)	(6,930,139)
Balance, December 31, 2014	12,499,933	$12,500	$4,107,076	$(7,641,101)	$(3,521,525)

 See Accompanying Notes to Consolidated Financial Statements.

ADVANCED CANNABIS SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2014

AND THE PERIOD JUNE 5, 2013 (INCEPTION) TO DECEMBER 31, 2013

1.   NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

Advanced Cannabis Solutions, Inc. (“ACS,” the “Company,” “we” or “us”), dba General Cannabis Corporation, was incorporated in the State of Colorado on June 5, 2013 (Inception). ACS provides real estate leasing services to the regulated cannabis industry throughout the United States by purchasing real estate assets and leasing growing space and related facilities to licensed cannabis cultivators and dispensary owners for their operations. In addition, ACS plans to provide a variety of ancillary services to the industry, including wholesale sales of grow mediums and plant nutrient lines, financing solutions including real estate finance, shared workspace, networking and event services, and comprehensive consulting services to current and future cannabis entrepreneurs.

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

On August 14, 2013, Promap, in a share exchange agreement (the “Share Exchange Agreement”) acquired 94% of the issued and outstanding share capital of Advanced Cannabis Solutions, Inc. (“ACSI”), a private Colorado corporation. On November 9, 2013, Promap acquired the remaining 6% of the share capital of ACSI. It was planned that the ongoing Company operations would focus on ACSI’s business plan as its core activity and operate under the name ACS. On March 27, 2014 the Securities and Exchange Commission (the “SEC” or the “Commission”) issued a trading halt order on the Company’s common stock, and issued a statement that they were investigating affiliated stockholders who may have made illegal sales of common stock. The order was not directed at the management of the Company and is considered a private investigation. The common stock began trading again, unlisted, on the OTC on April 10, 2014. The Company has completed a change in trading symbol to CANN (OTCBB) and has completed its official name change. In December 2013 the previous oil and gas mapping operations of Promap, as described above, were sold to the former Chief Executive Officer of Promap.

The Share Exchange Agreement has been accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions. Under reverse acquisition accounting, ACS, the acquired entity, is treated as the accounting acquirer of Promap. Consequently, the accompanying consolidated financial statements reflect only the operations of ACS for all periods presented, as they replace the historical financial statements of Promap, the legal acquirer. The financial statements have been prepared as if Advanced Cannabis Solutions, Inc. had always been the reporting company and, on the share transaction date, changed its name and reorganized its capital stock.  For all periods presented, all references to common shares, warrants and per share amounts have been retroactively adjusted to reflect the reverse merger.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company's financial statements. The consolidated financial statements and notes are the representation of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied to the preparation of the financial statements.

Principles of Consolidation

The consolidated financial statements include the results of ACS and its three wholly-owned subsidiary companies, ACS Colorado Corp., Advanced Cannabis Solutions Corporation, and 6565 E. Evans Avenue LLC from the respective dates of their incorporations and for Promap Corporation from August 14, 2013 onwards. Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary: ACS Corp. All of these corporations are incorporated in Colorado. All intercompany balances and transactions have been eliminated in consolidation and the financial statements herein represent the Company’s consolidated balances and financial results.

In 2015, General Cannabis Capital Corporation (“GCCC”) and GC Security LLC (“GCS”), each wholly-owned subsidiaries of the Company, were incorporated in the state of Colorado.

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and for the period from June 5, 2013 (Inception) to December 31, 2013 (the “2013 Fiscal Period”), have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-K and Article 8 of Regulation S-X. The accompanying financial statements assume that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon the ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, the ability to successfully raise additional financing, and the ability to ultimately attain profitability.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the related notes at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s balances requiring management to make estimates and assumptions about future events include equity and debt transactions and the Company’s derivative liability. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2014 and 2013, the Company did not have any cash equivalents.

Receivables

The Company reviews receivables periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Receivables are primarily contract-based billings to tenants and consulting engagement receivables.

Inventory

Inventory consisting of wholesale finished goods is stated at the lower-of-cost (first-in, first-out (“FIFO”)) or market value. Amounts paid to suppliers for inventory not yet received is classified as prepaid inventory. Once received, the cost of inventory is reclassified into inventory. The Company periodically assesses inventory for both potential obsolescence and potential loss of value based primarily on management’s estimated forecast of product demand.

Property and Equipment

Property and equipment are recorded at cost and depreciated under the straight-line method over each asset’s estimated useful life, typically thirty years for buildings and five years for warehouse leasehold improvements, and the Company’s equipment, and furniture and fixtures. For office space leased to tenants, related property and equipment are depreciated under the straight-line method over each asset’s estimated useful life, typically seven years for office leasehold improvements, and three years for equipment and furniture and fixtures. Construction in progress, including purchased equipment, represents capital expenditures incurred for assets not yet placed in service. Repairs and maintenance costs are expensed as incurred.

Deferred Financing Costs, Net

Costs with respect to the issuance of common stock, warrants, stock options or debt instruments by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions or amortized to interest expense over the term of any debt funding, if successful, or expensed if the proposed equity or debt transaction is unsuccessful.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment (“ASC 360-10”). The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect the Company’s operating results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that the demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

Conventional Convertible Debt

The Company records conventional convertible debt in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Conventional convertible debt with a non-detachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety. The Company has accounted for the December 2013 debt issuance and an 8 ½% Convertible Note Payable as conventional convertible debt (see Note 13).

Derivatives Liabilities, Beneficial Conversion Features and Debt Discounts

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised, expire or the related rights have been waived. These common stock purchase warrants do not trade in an active securities market. The Company estimates the fair value of these warrants using the binomial method. The Company has recorded a derivative liability related to the Series C Warrants (see Note 15).

If a conversion feature of conventional convertible debt is not accounted for as a derivative instrument and provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount. The convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the straight-line method, which approximates the effective interest rate method. The Company has recorded a BCF to the notes issued in January 2014 (see Note 13).

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures regarding fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC 820 defines the hierarchy as follows:

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

The Company's derivative liability is a Level 3 estimated fair market value instrument (see Note 16).

Revenue Recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from tenant rentals is recognized on a straight-line basis over the reasonably assured lease term, and when collectability is reasonably assured. Consulting revenue is recognized based upon the payment terms within the contracts, and collectability is reasonably assured. Revenue relating to our wholesale business is recognized at the time goods are sold.

Advertising costs

Advertising costs are expensed unless they meet the criteria set forth in ASC 340-20, Capitalized Advertising Costs. No advertising costs were incurred from Inception through December 31, 2014.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation (“ASC 718”), and ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. However, situations may arise in which counter performance may be required over a period of time but the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period.

Income Tax

The Company accounts for income taxes pursuant to ASC 740, Income Taxes (“ASC 740”). The provision for income taxes, income taxes payable and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized.

When there are uncertainties related to potential income tax benefits, in order to qualify for recognition, the position the Company takes has to have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect our results of operations, financial position and cash flows.

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The tax years subject to examination by major tax jurisdictions include the 2013 Fiscal Period and forward by the U.S. Internal Revenue Service, and the 2013 Fiscal Period and forward for various states.

Net Income (Loss) Per Share

The Company computes net income (loss) per share by dividing the net income (loss) by the weighted average number of common shares outstanding in accordance with ASC 260, Earnings Per Share (“ASC 260”). Diluted earnings or loss per share is computed using the weighted average common shares and diluted potential common shares outstanding. Warrants and common stock issuable upon the conversion of the Company's convertible notes payable have not been included in the computation as the effect would be anti-dilutive and would decrease the loss per share as the Company has incurred losses in all periods reported. As of December 31, 2014, there are potential dilutive shares of 3,495,700, of which 3,165,700 shares represent warrants outstanding at December 31, 2014. In addition, the Company’s outstanding notes payable balance of $1,650,000 at December 31, 2014 is convertible to 330,000 shares of the Company’s stock.

Business Segments

The Company divested of its oil and gas mapping operations effective December 31, 2013. At December 31, 2014, the Company reported two business segments in accordance with ASC 280, Segment Reporting (“ASC 280”). The Company’s two segments are Finance and Real Estate, and Wholesale Supply. Our Chief Executive Officer has been identified as the chief decision maker.

Recently Issued Accounting Standards

Development Stage Entity Reporting

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10 Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, (“ASU 2014-10”), which removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (“U.S. GAAP”), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

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

Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which limits dispositions that qualify for discontinued operations presentation to those that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. Strategic shifts could include a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of the business. ASU 2014-08 is effective prospectively for the Company in its first quarter of fiscal 2015, with early adoption permitted. The Company does not believe the adoption of this standard will have a significant impact on its consolidated financial statements.

Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). ASU 2014-15 requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. ASU 2014-15 requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of ASU 2014-15 to have a significant impact on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is carefully evaluating its existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. The Company will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. The new standard is effective for the Company on January 1, 2017. Early adoption is not permitted. However, on April 1, 2015, the FASB proposed a deferral of the effective date of ASU 2014-09 by one year. This would make ASU 2014-09 effective for the Company on January 1, 2018. If this proposal is approved, early adoption of ASU 2014-09 would be permitted effective January 1, 2017. ASU 2014-09 allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the transition method that will be elected.

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

The Company had an accumulated deficit of approximately $7,641,000 and $711,000 as of December 31, 2014 and December 31, 2013, respectively, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As a result of the acquisition, ACS was Promap’s 94% owned subsidiary and the former stockholders of ACS owned approximately 88% of Promap’s common stock.  On November 9, 2013, Promap acquired the remaining 6% of the share capital of Advanced Cannabis Solutions, Inc.

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

5.   CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of December 31, 2014). As of December 31, 2014, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts.

6.   INVENTORY

Inventory is comprised of wholesale finished goods, such as growing nutrients and supplies, and customizable retail items for the cannabis industry. Finished goods inventory stated at FIFO was $70,341 at December 31, 2014.

The Company periodically assesses inventory for both potential obsolescence and potential loss of value. The Company forecasts estimated demand of product to assess the amount of obsolete, unmarketable or slow moving inventory. There were no obsolete, unmarketable and slow moving reserves at December 31, 2014.

7.   PROPERTY AND EQUIPMENT

Property Leased to Licensed Cannabis Cultivators

On December 31, 2013 the Company purchased a property in Pueblo County, Colorado (the “Pueblo West Property”) for approximately $450,000. The property, which is located in a suburb of Pueblo, consists of approximately three acres of undeveloped land, a 5,000 square-foot steel building, and a parking lot. The purchase price was allocated $12,340 for land and $437,660 for buildings and related equipment.

The purchase price consisted of a cash payment of $280,000 and a promissory note in the principal of $170,000. The note bears interest at 8.5% interest per annum and is payable in monthly installments, including principal and interest, in the amount of $1,674. All unpaid principal and interest is due December 31, 2018. The promissory note is convertible at any time on or before the maturity date at $5.00 per common share (See Note 13).

The property is zoned for growing cannabis and is leased to a licensed medical cannabis cultivator through December 31, 2022 on a triple net lease basis. Depreciation on the Pueblo West Property building facility began effective January 1, 2014.

Shared Workspace and Events

On October 21, 2014, the Company purchased a retail bank property in Denver County, Colorado (“The Greenhouse”) for approximately $1,100,000. The property, which is located near the northeast corner of East Evans Avenue and Monaco Parkway, in Denver, consists of land, a parking lot and a 15,000 square-foot building that was a former retail bank. The purchase price was allocated $800,000 for land and $283,871 for buildings.

The purchase price consisted of cash payments of approximately $500,000 and a promissory note in the principal of $600,000. The note bears interest at 14% interest per annum.  The terms of the note provide for interest-only payments for the first two years, and allow the Company an optional payment abatement until July 1, 2015. In connection with the promissory note issued in connection with the building, the Company issued 600,000 warrants to the note holder, Evans Street Lendco, LLC (“Evans Lendco”). Each warrant allows Evans Lendco to purchase one share of the Company’s common stock at an exercise price of $4.40 per share at any time on or before October 21, 2016.

The property is zoned for office space. The Company is in the process of re-purposing the former retail bank into a multi-tenant office building that will, among other things, provide a workspace environment purely dedicated to participants serving the cannabis industry. The facility is being re-branded as The Greenhouse and offers non-regulated ancillary services to the cannabis industry, as well as providing educational, conference and networking opportunities for tenants. Depreciation on The Greenhouse building facility began effective November 1, 2014.

The following table summarizes property and equipment and related accumulated depreciation:

	December 31,
	2014	2013

Land	$812,340	$12,340
Buildings	724,284	388,523
Leasehold improvements	45,000	45,000
Furniture, fixtures and equipment	15,792	6,890
Construction in progress	138,056	-
Property and Equipment, gross	1,735,472	452,753
Less: Accumulated Depreciation	(28,062)	-
Property and Equipment, net	$1,707,410	$452,753

Depreciation expense was $28,062 and $0 for the year ended December 31, 2014 and the 2013 Fiscal Period, respectively.

Construction in progress (“CIP”) includes land development costs, pre-construction costs, construction costs, interest incurred on financing, property taxes, insurance and overhead costs related to development. Included in pre-construction costs are architectural fees and site, soil, and engineering costs. Included in land development costs are on-site construction costs and other direct and indirect expenditures. Interest and property taxes are capitalized to CIP when development activities commence, and end when the qualifying assets are ready for their intended use. Sales and marketing costs are expensed as incurred. No interest or property taxes were capitalized to CIP in 2014. Capitalized project costs are allocated to specific venues within the property using specific identification where feasible. Costs that are not specifically attributable to a particular venue will be allocated using methodologies deemed appropriate to the cost and areas benefited at the completion of the project. CIP of approximately $138,000 at December 31, 2014 was capitalized in conjunction with the Company’s renovation of The Greenhouse. CIP includes approximately $110,000 relating to the value of common stock and warrants issued to Spector Group II, LLP, a New York limited liability partnership (“Spector Group”), to act as the design architect for The Greenhouse. Management of the Company anticipates that costs to complete The Greenhouse will approximate $420,000 (See Note 15).

8.   INTANGIBLE ASSETS

In August 2014, the Company capitalized costs for the development of educational and marketing webinars on various industry topics surrounding cannabis. The intangible assets initially had an anticipated useful life of one year. Amortization expense for the year ended December 31, 2014 was $14,325. At December 31, 2014, the Company concluded that the asset had no remaining useful life and recorded in additional $23,875 in amortization expense. The Company had no intangible assets at December 31, 2014 and 2013.

9.   RECEIVABLES

The Company’s Finance and Real Estate segment owns, operates, and leases warehouse and office space to tenants (See Note 11). Receivables consist of current tenant receivables of $18,319 at December 31, 2014. For the year ended December 31, 2014 and 2013 Fiscal Period, tenant rental receipts exceeded revenue recognized by $397 and $0, respectively, which was recorded as unearned tenant revenue at period end. The following discloses scheduled tenant receipts for 2015, the next five fiscal years, and thereafter:

Scheduled Tenant Receipts
2015	$148,205
2016	110,536
2017	112,753
2018	115,008
2019	117,308
2020	119,655
Thereafter	126,548
Total scheduled rental receipts	$850,013

10.   DEFERRED FINANCING COSTS, NET

On January 10, 2014 the Company paid $15,000 to Full Circle Capital Corporation (“Full Circle”) as a deposit for deal-related expenses related to the long-term financing commitment. On January 21, 2014 as part of the $500,000 proceeds from the warrant being issued to Full Circle, $100,000 was retained by Full Circle out of the total consideration of $500,000 to cover legal and deal-related expenses in connection with the long-term financing commitment from Full Circle (see Note 14).

The deferred financing costs of $115,000 are being amortized over the estimated term of the long-term financing agreement of three years (see Note 13). Amortization expense was approximately $32,000 and $0 for the year ended December 31, 2014 and the 2013 Fiscal Period, respectively. The unamortized deferred financing balance at December 31, 2014 was approximately $83,000.

11.   BUSINESS SEGMENTS

At December 31, 2014, the Company operates two reportable business segments: Finance and Real Estate, and Wholesale Supply.

For the year ended December 31, 2014:

	Finance and Real Estate	Wholesale Supply	Corporate and Other	Total
Net revenue	$115,059	$16,606	$40,000	$171,665
Operating expenses and other	$76,913	$63,402	$6,961,489	$7,101,804
Income (loss) from continuing operations	$38,146	$(46,796)	$(6,921,489)	$(6,930,139)
Property and equipment, net	$1,701,748	$-	$5,662	$1,707,410
Other assets	$18,319	$70,341	$270,994	$359,654

For the 2013 Fiscal Period:

	Finance and Real Estate	Wholesale Supply	Corporate and Other	Total
Net revenue	$-	$-	$-	$-
Operating expenses and other	$150,871	$-	$562,048	$712,919
Loss from continuing operations	$(150,871)	$-	$(562,048)	$(712,919)
Property and equipment, net	$450,000	$-	$2,753	$452,753
Other assets	$-	$-	$429,680	$429,680

12.   DISCONTINUED OPERATIONS

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

The components of the discontinued operations are as follows:

2013 Fiscal Period
Revenues	$455
Cost of services	183
Gross profit	272
Other Income	1,685
Net gain	$1,957

Other income arose due the write back of a provision for doubtful debts recorded in a prior period.

13.   LONG TERM DEBT

Long-term debt consists of the following:
	December 31,
	2014	2013
12.0% convertible notes, due October 31, 2018, issued December 2013	$530,000	$530,000
8.5% convertible note payable, due December 31, 2018 (Pueblo West Property)	164,644	170,000
12.0% convertible notes, due October 31, 2018, issued January 2014	1,120,000	—
14.0% mortgage payable, due October 21, 2016 (The Greenhouse)	600,000	—
Unamortized discount	(1,352,510)	(84,694)
Long-term debt, net of unamortized discount	$1,062,134	$615,306
Debt maturing within one year	(6,337)	(5,356)
Debt maturing after one year	$1,055,797	$609,950

12% Convertible Notes

December 2013 Issuance

In December 2013, the Company entered into various convertible promissory notes with various third parties totaling $530,000 (the “December 2013 Issuance”), of which the entire amount was outstanding at December 31, 2014 and December 31, 2013, respectively. The principal amounts of these notes range between $10,000 and $300,000. Under the terms of these notes, they mature on October 31, 2018, accrue interest at 12.0% per annum, and are convertible into shares of the Company’s common stock at a conversion rate of $5.00 per share, with standard dilution clauses (i.e. dividends, stock splits, etc.). These notes are convertible at the election of the noteholder at any time on or before maturity date at $5.00 per common share. These notes are secured by a first lien on all of the Company’s assets which the Company acquires with the proceeds from the sale of these notes.

The Company paid approximately $66,000 to a placement agent for finder’s fees, which the Company recorded as a debt discount as of December 31, 2014 and December 31, 2013. In addition, the Company granted the placement agent warrants to purchase 10,600 shares at a price of $5.00 per share, (with standard dilution clause for dividends, stock splits, etc.) which vest immediately, and expire October 31, 2018. The value of the warrants was approximately $20,000 based on the Black-Scholes pricing model. The Company recorded the value of warrants as additional debt discount at issuance. The debt discount is being amortized to interest expense over the life of the notes. Amounts amortized to interest expense were approximately $18,000 and $1,000 for the year ended December 31, 2014 and the 2013 Fiscal Period, respectively. The unamortized debt discount balance at December 31, 2014 is approximately $65,000.

To properly account for the December 2013 Issuance, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC 815, to identify whether any equity-linked features in the December 2013 Issuance are freestanding or embedded. The Company determined that there were no free standing features. The December 2013 Issuance was then analyzed in accordance with ASC 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the embedded conversion feature did not meet the requirements for bifurcation pursuant to ASC 815 and therefore accounted for the December 2013 Issuance as conventional debt. The Company then reviewed ASC 470-20, and determined that the December 2013 Issuance met the criteria of a conventional convertible note and that none of the December 2013 Issuance had a beneficial conversion feature. As a result, pursuant to ASC 470-20, the Company recorded the conventional convertible note as a debt instrument in its entirety.

January 2014 Issuance

In January 2014, the Company entered into various convertible promissory notes with various third parties totaling $1,605,000 (the “January 2014 Issuance”), of which $1,120,000 was outstanding at December 31, 2014. The principal amounts of these notes range between $10,000 and $200,000. Under the terms of these notes, they mature on October 31, 2018, accrue interest at 12.0% per annum, and are convertible into shares of the Company’s common stock at a conversion rate of $5.00 per share, with standard dilution clauses (i.e. dividends, stock splits, etc.). These notes are convertible at the election of the noteholder at any time on or before maturity date at $5.00 per common share. These notes are secured by a first lien on all of the Company’s assets which the Company acquires with the proceeds from the sale of these notes.

The Company paid approximately $165,000 in debt issuance costs and $32,100 to a placement agent for finder’s fees which the Company had initially recorded as a debt discount as of December 31, 2014. In addition, the Company granted the placement agent warrants to purchase 32,100 shares at a price of $5.00 per share, (with standard dilution clause for dividends, stock splits, etc.) which vest immediately, and expire October 31, 2018. The value of the warrants was approximately $84,000 based on the Black-Scholes pricing model.

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

The calculated value of the beneficial conversion feature and the combined value of the debt discount resulted in a value greater than the value of the debt and as such, the total discount was limited to the value of the debt balance of $1,605,000. The debt discount is being amortized to interest expense over the life of the notes. The amount amortized to interest expense was approximately $702,000, for the year ended December 31, 2014. The unamortized discount balance at December 31, 2014 was approximately $903,000.

Conversion of 12% Convertible Notes

As of December 31, 2014, seven of the January 2014 Issuance note holders converted their notes with principal balances totaling $485,000 and accrued interest of approximately $4,000 into 97,733 shares of the Company’s common stock at a conversion price of $5.00 per share. Upon conversion, any remaining unamortized portions of debt discount relating to converted notes is immediately expensed to amortization expense. For the year ended December 31, 2014, the Company had amortization expense of debt discount related to these converted notes of approximately $440,000 in 2014.

After December 1, 2015, the remaining convertible notes in the December 2013 Issuance and the January 2014 Issuance (collectively, the “Convertible Notes”) will automatically convert to shares of the Company’s stock if the trading stock price has exceeded $10 for twenty consecutive trading days and the daily volume for those twenty consecutive trading days exceeds 25,000 shares. As of April 24, 2014, these parameters have been met and the Company expects that the Convertible Notes will automatically convert to shares of the Company’s stock on December 1, 2015. If the Convertible Notes had been converted at December 31, 2014, the Company would have issued 330,000 shares of its stock in exchange of $1,650,000 in debt.

8 ½% Convertible Note Payable (Pueblo West Property)

In December 2013, the Company executed a mortgage on its Pueblo West Property in the amount of $170,000 at 8 ½% interest amortized over 15 years with a maturity date of December 31, 2028 (the “Pueblo Mortgage”). This note is convertible at any time at $5.00 per share.

To properly account for the Pueblo Mortgage, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC 815, to identify whether any equity-linked features in the Pueblo Mortgage are freestanding or embedded. The Company determined that there were no free standing features. The Pueblo Mortgage was then analyzed in accordance with ASC 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the embedded conversion feature did not meet the requirements for bifurcation pursuant to ASC 815 and therefore accounted for the Pueblo Mortgage as conventional debt. The Company then reviewed ASC 470-20, and determined that the Pueblo Mortgage met the criteria of a conventional convertible note and that none of the Pueblo Mortgage had a beneficial conversion feature As a result, pursuant to ASC 470-20, the Company recorded the conventional convertible note as a debt instrument in its entirety.

14% Mortgage Note Payable (The Greenhouse)

In October 2014, the Company executed a mortgage on The Greenhouse in the amount of $600,000 at 14.0% interest with a maturity date of October 21, 2016 (the “Greenhouse Mortgage”).

To properly account for the Greenhouse Mortgage, the Company performed a detailed analysis to obtain a thorough understanding of the transaction. The Company reviewed ASC 815, to identify whether any equity-linked features in the Greenhouse Mortgage are freestanding or embedded. The Company determined that there were no free standing features. The Greenhouse Mortgage was then analyzed in accordance with ASC 815 to determine if the embedded conversion feature should be bifurcated and accounted for at fair value and remeasured at fair value in income. The Company determined that the embedded conversion feature did not meet the requirements for bifurcation pursuant to ASC 815 and therefore accounted for the Greenhouse Mortgage as conventional debt. The Company then reviewed ASC 470-20, and determined that the Greenhouse Mortgage met the criteria of a conventional convertible note and that none of the Greenhouse Mortgage had a beneficial conversion feature. As a result, pursuant to ASC 470-20, the Company recorded the conventional convertible note as a debt instrument in its entirety.

In addition, the Company granted 600,000 warrants to Evans Lendco, the note holder of the Greenhouse Mortgage, which expire on October 21, 2016. The warrants vest immediately and allow for Evans Lendco to purchase 600,000 shares of the Company’s common stock at a price of $4.40 per share, (with standard dilution clause for dividends, stock splits, etc.). The relative fair value of the warrants was approximately $418,000 based on the Black-Scholes pricing model. The Company recorded the relative fair value of warrants as debt discount at issuance. The debt discount is being amortized to interest expense over the life of the notes. The amount amortized to interest expense was approximately $41,000 for the year ended December 31, 2014. The unamortized debt discount balance at December 31, 2014 was approximately $382,000.

The tables below summarize our convertible notes activity during the year ended December 31, 2014 for the 2013 Fiscal Period:

	Principal	Debt	Accrued
	Balance	Discount	Interest	Total
Balance at June 5, 2013 (Inception)	$-	$-	$-	$-
Issued in the period	700,000	(85,488)	-	614,512
Amortization of debt discount	-	794	-	794
Interest accrued during period	-	-	871	871
Balance at December 31, 2013	$700,000	$(84,694)	$871	$616,177
Issued in the period	2,205,000	(2,023,541)	-	181,459
Converted into shares of common stock	(485,000)	-	(3,669)	(488,669)
Amortization of debt discount to interest expense	-	755,725	-	755,725
Payment of loan principal	(5,356)	-	-	(5,356)
Interest accrued during period	-	-	244,771	244,771
Interest paid during period	-	-	(225,503)	(225,503)
Balance at December 31, 2014	2,414,644	(1,352,510)	16,470	1,078,604
Less: Current portion (1)	(6,337)	-	-	(6,337)
Long-term debt	$2,408,307	$(1,352,510)	$16,470	$1,072,267

(1)	The current portion represents the principal balance payable on the 8 ½% convertible note payable in the twelve months following the balance sheet date

Annual maturities of long-term debt (excluding unamortized discount) for the next five years ending December 31, and thereafter, consist of:

2015	$6,337
2016	606,898
2017	7,507
2018	1,793,902
2019	-
2020	-
Thereafter	-
$2,414,644

14.   COMMITMENTS AND CONTINGENCIES

Long-Term Financing Commitment

On January 21, 2014, the Company signed a Securities Purchase Agreement (the “SPA”) with Full Circle. The SPA provides that Full Circle will initially provide $7.5 million to the Company in the form of Senior Secured Convertible Notes, subject to certain named conditions. The Company can borrow an additional $22.5 million with the mutual agreement of Full Circle and the Company. At least 95% of any loan proceeds will be used to acquire properties, which the Company will lease to licensed cannabis cultivators. Full Circle will provide the Company with the initial $7.5 million when:

●	Full Circle agrees on the location of property to be purchased;

●	The specified property’s appraised value is satisfactory to Full Circle;

●	A Phase I environmental inspection is completed to the satisfaction of Full Circle; and

●	The Company is able to provide a first priority lien on the property in favor of Full Circle.

The six-year loan(s) will be secured by real estate acquired with the loan proceeds and will require interest-only payments at a rate of 12% a year, payable monthly. The funding of the loan(s) is subject to the execution of additional documents between the parties. The initial loan can, at any time, be converted into shares of the Company’s common stock at a conversion price of $5.00 per common share. It is contemplated that further advances will be convertible at 110% of the market price of our stock on the day of any advance, or the ten-day volume-weighted average price prior to the day of advance, whichever is lower. As of December 31, 2014, no amounts have been funded to the Company pursuant to the SPA.

Full Circle also purchased, for $500,000, warrants which allow Full Circle to purchase up to 1,000,000 shares of the Company’s common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. Of the $500,000 proceeds from the warrant being issued to Full Circle, $100,000 was retained by Full Circle to cover legal and deal related expenses of future financing transactions. On September 24, 2014, the Company and Full Circle entered into Amendment No. 1 to the SPA, which changed the conversion price of the initial $7,500,000 promissory note to $4.00 per share of the Company’s common stock. Also on September 24, 2014, and in connection with Amendment No.1 to the SPA, the Company and Full Circle entered into Amendment No. 1 to the Series C Warrants, which changed the exercise price of these warrants to $4.00 per share of the Company’s common stock, and increased the amount of warrants issuable to 1,400,000 warrants to purchase shares of the Company’s common stock. (See Notes 15 and 16).

Operating Leases

The Company rents office space for its corporate needs. The Company entered into a month-to-month lease agreement in July 2013 to lease 2,000 square feet for an annual rate of $12,000, paid monthly. This lease was terminated effective April 1, 2014. On April 2, 2014, the Company entered into a three-year lease agreement to lease 3,000 square feet for its corporate offices. The Company’s lease for office space at 4445 Northpark Avenue, Colorado Springs, Colorado, 80907 was cancelled without penalty, effective November 1, 2014.

The Company entered into a three-year agreement effective April 21, 2014 for a warehouse supply and distribution facility. The facility leased is 1,800 square feet and expires April 30, 2017. Lease expense was $7,350 for the year ended December 31, 2014. The future obligations under this lease amount to approximately $13,000 for 2015, $13,000 for 2016, and $5,000 for 2017.

Legal

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

15.   STOCKHOLDERS’ EQUITY

Common Stock

On June 30, 2013, ACSI sold 12,400,000 shares at a price of $0.001 per share to investors (see Note 18). On August 14, 2013, the stockholders of ACSI exchanged 12,400,000 shares of their ACSI common stock for 12,400,000 shares of the Company’s common stock.

Between July 11, 2013 and August 8, 2013, the Company issued 707,000 shares of its common stock for cash consideration of $1.00 per share.

Upon recapitalization of the Company on August 14, 2013, the Company issued 9,724,200 shares of its common stock and recorded a reduction of additional paid-in capital of $10,663. On August 14, 2013, the Company purchased 8,000,000 shares of its outstanding common stock from a former officer of the Company for $100,000. These shares were then cancelled and returned to the status of authorized but unissued shares.

Between August 14, 2013 and September 19, 2013, the Company issued 266,000 shares of its common stock for cash consideration of $1.00 per share.

On December 9, 2013, the Company issued 40,000 shares of its common stock for the creation of tailored multimedia.

On January 5, 2014, the Company re-acquired 1,750,000 shares of its common stock for no consideration from existing common stockholders. The re-acquired shares were returned to the Company’s, authorized but unissued share account. The $1,750 gain on the return of these shares of common stock has been charged to stockholders’ equity.

On August 4, 2014, the Company approved the Feinsod Agreement and the board of directors of the Company (the “Board”) approved the issuance of 200,000 shares of the Company’s common stock, with a par value of $0.001 per share to Infinity Capital, LLC (“Infinity Capital”) (See Note 19).

On December 2, 2014, the Company entered into a settlement agreement with a former stockholder whereby an aggregate of 1,185,000 shares of the Company’s common stock were returned to the Company. As of December 22, 2014, the shares were returned and cancelled.

On December 12, 2014, the Company agreed to issue 50,000 shares of its common stock to an unrelated party for architectural services. The value of the shares have a fair value of approximately $50,000 on the date of the agreement, which was recorded to CIP and to accrued stock payable as of December 31, 2014 (See Note 7).

Through December 31, 2014, seven of the January 2014 Issuance note holders converted their loan notes with principal balances totaling $485,000 and accrued interest of approximately $4,000 into 97,733 shares of the Company’s common stock at a conversion price of $5.00 per share.

Warrants

Warrants consists of the following at December 31, 2014:

	Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants in Months	Date of Expiration
Series A Warrants	$10.00	973,000	19	7/31/2016
Series B Warrants	5.00	42,700	46	10/31/2018
Series C Warrants	4.00	1,400,000	25	1/21/2017
Evans Warrants	4.40	600,000	22	10/21/2016
Spector Warrants	4.40	150,000	23	12/12/2016
	$5.95	3,165,700	23

Series A Warrants

Between July 11, 2013 and August 8, 2013, the Company issued 707,000 shares of its common stock and 707,000 fully-vested Series A Warrants for cash consideration of $1.00 per share. Each Series A Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $10.00 per share. The Series A Warrants expire on the earlier of August 1, 2016, or twenty days following written notification from the Company that its common stock had a closing bid price at or above $12.00 for any ten consecutive trading days. This condition has been met as of April 30, 2014; however, the Company has chosen not to force this conversion feature at this time.

Between August 14, 2013 and September 19, 2013, the Company issued an additional 266,000 shares and 266,000 fully-vested Series A Warrants of its common stock for cash consideration of $1.00 per share. The Series A Warrants expire on the earlier of August 1, 2016, or twenty days following written notification from the Company that its common stock had a closing bid price at or above $12.00 for any ten consecutive trading days. This condition has been met as of April 30, 2014; however, the Company has chosen not to force this conversion feature at this time. At December 31, 2014, there were 973,000 Series A Warrants issued and outstanding.

Series B Warrants

In December 2013 and January 2014, the Company issued 213.5 fully-vested Series B Warrants, convertible to 42,700 shares of its common stock, to a broker-dealer as compensation for placement of convertible notes payable totaling $2,135,000. Each Series B Warrant allows the holder to purchase 200 shares of the Company’s common stock at an exercise price of $5.00 per share at any time on or before October 31, 2018. At the time the warrants were issued, they had an estimated fair market value of approximately $84,000, based on the Black-Scholes pricing model which has been recognized on a relative fair value basis as part of the debt discount of approximately $1,689,000 related to this note issuance, and is being amortized over the life of the notes from January 29, 2014 through October 31, 2018 on a straight-line basis that approximates the effective interest method. At December 31, 2014, there were 213.5 Series B Warrants issued and outstanding in respect of 42,700 shares of the Company’s common stock.

Series C Warrants

On January 21, 2014, the Company issued to Full Circle, for $500,000, fully-vested warrants which allow Full Circle to purchase up to 1,000,000 shares of the Company’s common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. As part of the $500,000 proceeds from the warrant being issued to Full Circle, $100,000 was retained by Full Circle to cover legal and deal related expenses of future financing transactions, which was recorded as deferred financing costs (See Note 10). On September 24, 2014, the Company and Full Circle entered into Amendment No. 1 to the SPA, which changed the exercise price of the warrants issuable to $4.00 per share of the Company’s common stock, and increased the amount of warrants issuable to 1,400,000 warrants to purchase shares of the Company’s common stock. At December 31, 2014, there were 1,400,000 Series C Warrants issued and outstanding (See Notes 14 and 16).

Evans Warrants

On October 21, 2014, 6565 E. Evans Avenue, LLC (“6565 LLC”), a wholly-owned subsidiary the Company, purchased a commercial real estate property located in Denver, Colorado for approximately $1,100,000. The Company issued fully-vested warrants to Evans Lendco, LLC to purchase 600,000 shares of the Company’s common stock at a conversion price of $4.40 per share, subject to customary adjustments in the event of reclassification of the Company, consolidation of the Company, merger, subdivision of shares of the Company’s common stock, combination of shares of the Company’s common stock or payment of dividends in the form of the Company’s common stock (the “Evans Warrants”). The Evans Warrants expire two years after their initial issuance date. On the date of grant, the Evans Warrants had a relative fair value of approximately $418,000 based on the Black-Scholes pricing model, which was recorded on a relative fair value basis as debt discount to the Greenhouse Mortgage and is being amortized over the life of the mortgage on a straight-line basis that approximates the effective interest method.

Spector Warrants

On December 12, 2014, the Company engaged Spector Group, to act as the design architect for The Greenhouse, the Company’s shared workspace facility located at 6565 East Evans Avenue, Denver, Colorado 80224. The Spector Group’s design of The Greenhouse will become the model for future locations. In connection with this agreement, the Company issued to Spector Group fully-vested warrants to purchase 150,000 shares of the Company’s common stock at a conversion price of $4.40 per share, subject to customary adjustments in the event of reclassification of the Company, consolidation of the Company, merger, subdivision of shares of the Company’s common stock, combination of shares of the Company’s common stock or payment of dividends in the form of the Company’s common stock (the “Spector Warrants”). The Spector Warrants expire two years after their initial issuance date. On the date of grant, the Spector Warrants had a fair value of approximately $60,000 based on the Black-Scholes pricing model, which was capitalized to CIP (See Note 7).

The following tables summarize the changes warrants issued and outstanding for the year ended December 31, 2014 and 2013 Fiscal Period:

	2014	2013
Beginning balance	983,600	973,000
Warrants issued to placement agent – Series B Warrants	32,100	10,600
Warrants issued to Full Circle for $500,000 consideration – Series C Warrants	1,000,000	-
Additional warrants issued to Full Circle	400,000	-
Warrants issued to Evans Lendco related to Greenhouse Mortgage	600,000	-
Warrants issued to Spector Group for services	150,000	-
Ending balance, December 31	3,165,700	983,600

Fair Value of Warrants

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the warrants using a Black-Scholes option pricing model and available information that management deems most relevant. The stock price is the closing price of the Company’s stock on the valuation date; the risk-free interest rate is based on the U.S. Government Securities average rate for five or two-year maturities on the date of issuance; the volatility is a statistical measure (standard deviation) of the tendency of the Company’s stock price to change over time; the exercise price is the price at which the Warrants can be purchased by exercising prior to expiration; the dividend yield is not applicable due to the Company not intending to declare dividends; the expected term is based on the contractual life of the warrants; and the fair market value is value of the warrants based on the Black Scholes model on the valuation date. The following assumptions were used to derive the value of the each of the following warrants granted using the Black-Scholes pricing model:

	Series B	Evans	Spector
Grant date	1/29/2014	10/21/2014	12/12/2014
Stock price on Grant date	$13.75	$3.75	$1.11
Risk-free interest rate	1.81%	0.56%	0.56%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	4.8	2.0	2.0
Expected volatility	171%	129%	129%

From July through September 2013, the Company issued the Series A Warrants in conjunction with its sale of 973,000 shares of its common stock for $1.00 per share and recorded $973,000 to equity. The Series A Warrants were not distinctly valued. The Series C Warrants were valued using the lattice method (see Note 16). The intrinsic value of the warrants was $0 and $0 at December 31, 2014 and 2013, respectively.

16.   DERIVATIVE WARRANT LIABILITY

The Series C Warrants issued in connection with the agreements, as amended, with the Full Circle private placement offering initially provided Full Circle with the opportunity to purchase 1,000,000 shares of the Company’s common stock at the exercise price of $5.50 per share. In September 2014, through amendment, the shares of common stock were increased to 1,400,000 and the exercise price reduced to $4.00 per share. The Series C Warrants have non-standard anti-dilution protection provisions and, under certain conditions, grant the right to the holder to require the Company to adjust the warrant’s exercise price to a lower price. Accordingly, through December 31, 2014, these warrants were accounted for as derivative liabilities.

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

The Company used the binomial pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. The Company’s common stock has been thinly traded since being delisted in the first quarter of 2014, and all conversions of debt from the January 2014 Issuance during 2014 were converted using a stock price of $5.00 per share. Using the binomial pricing model and a stock price of $5.00 per share, management utilized initial scenario stock prices of $3.00, $4.00, $6.00, and $7.00.  Assuming a three-year expected term, management assessed the probabilities of the stock prices for each year, with probabilities more heavily weighted toward lower stock prices, in light of the Company’s delisted status, changes in leadership, and the Company’s current inability to execute its initial financing with Full Circle.

On December 31, 2014, the value of the warrant derivative liability was calculated to be $3,893,904. On January 21, 2015, Full Circle executed its option to cashless exercise 1,215,000 warrants in exchange for 660,263 common shares of the Company’s stock (See Note 20). In determining the value at December 31, 2014, the Company used the binomial pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Using the binomial pricing model and a stock price of $5.02 per share (the closing share price on January 21, 2015), management utilized initial scenario stock prices of $3.00, $4.00, $6.00, and $7.00.  Initially assuming a three-year expected term, management assessed the probabilities of the stock prices for each year, with probabilities more heavily weighted toward lower stock prices, in light of the Company’s delisted status, changes in leadership, and the Company’s current inability to execute its initial financing with Full Circle. The underlying assumptions used in our value of the derivative warrant liability at December 31, 2014 were:

2014
Risk-free interest rate	0.56%
Expected dividend yield	0%
Expected term (in years)	3 years
Expected volatility	129%
Early exercise factor	1.33

Changes in fair value of the derivative financial instruments are recognized in the Company’s consolidated statements of operations as a derivative gain or loss and are included in other income (expense). The warrant derivative gains (losses) are non-cash income (expenses); and loss on derivative liability, net, was included in other income (expense) in the Company’s consolidated statements of operations. The primary underlying risk exposure pertaining to the warrants is the change in fair value of the underlying common stock for each reporting period.

Changes in the derivative warrant liability for the year ended December 31, 2014 are as follows:

Year Ended December 31, 2014
Balance at beginning of period	$—
Fair value of warrants issued	1,368,908
Increase in derivative liability resulting from anti-dilution provision in the SPA, as amended, with Full Circle	153,994
Increase in the fair value of warrant liability, net	2,371,002
Balance at end of period	$3,893,904

Change in Aggregate Loss on Derivative Liability	Year Ended December 31, 2014
Beginning balance at beginning of period	$—
Initial loss on recognition of derivative liability	868,908
Change in estimated fair market value	2,524,996
Balance at end of period	$3,393,904

17.   INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740. Deferred income taxes reflect the net effect of (i) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (ii) net operating loss carry-forwards. No net provision for refundable federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. No provision was made for income taxes for the year ended December 31, 2014 or for the 2013 Fiscal Period. The Company, from the date of Inception, has incurred net operating losses for tax purposes of approximately $7,641,000. The net operating loss carry-forward may be used to reduce taxable income through the year 2033.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2014 and December 31, 2013, respectively, and has not recognized interest and/or penalties during the year ended December 31, 2014 and the 2013 Fiscal Period, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months. The tax years subject to examination by major tax jurisdictions include the years 2013 and forward by the U.S. Internal Revenue Service, and the years 2013 and forward for various states.

There was no significant difference between reportable income tax and statutory income tax, as the Company does not have significant temporary or permanent differences. For those years in which the Company has filed taxes, the Company’s sales have occurred within the State of Colorado, book depreciation expense approximates tax depreciation expense, and the Company did not incur any tax consequences for issuing warrants. Based on losses incurred since inception and an estimated federal tax rate of 35%, the Company calculated that it had a federal deferred tax asset of approximately $2,674,000 at December 31, 2014. Based on an estimated Colorado state tax of 4.63% (flat tax rate applied to net income of corporation), the Company calculated that it had a state deferred tax asset of approximately $354,000 at December 31, 2014. A 100% valuation allowance has been established against these deferred tax asset, as the utilization of the loss carry-forwards cannot be reasonably assured.

18.   RELATED PARTY TRANSACTIONS

On June 30, 2013, ACS sold 1,000,000 shares of its common stock to Robert Frichtel and 1,150,000 shares of its common stock to Roberto Lopesino at a price of $0.001 per share. On June 30, 2013 ACS also sold 10,250,000 shares of its common stock to an unaffiliated group of private investors at a price of $0.001 per share. On August 14, 2013, the stockholders of ACS exchanged 12,400,000 shares of their ACS common stock for 12,400,000 shares of the Company’s common stock.

Subsequently, one unaffiliated person who received 2,000,000 shares in August 2013 transferred 100,000 shares to Christopher Taylor and 150,000 to another non-affiliated stockholder. The remaining 1,750,000 shares held by this person were returned to treasury and canceled on January 14, 2014.

19.   STOCK-BASED COMPENSATION

On August 4, 2014, the Board appointed Michael Feinsod as Chairman of the Board and approved the issuance of common stock to Infinity Capital, LLC (“Infinity Capital”), an investment management company Mr. Feinsod founded in 1999 (the “Feinsod Agreement”). The Board approved the issuance of 200,000 shares of the Company’s common stock, with a par value of $0.001 per share to Infinity Capital. The Board also approved terms that may result in the issuance of additional common stock to Infinity Capital, provided Mr. Feinsod meets specific performance criteria, which could include: (i) the issuance of 1,000,000 shares of the Company’s common stock to Infinity Capital upon the uplisting of the Company’s common stock; (ii) the issuance of 150,000 shares of common stock to Infinity Capital on August 4, 2015, provided that Mr. Feinsod remains a member of the Board on that date, and (iii) the issuance of 150,000 shares of common stock to Infinity Capital on August 4, 2016, provided that Mr. Feinsod remains a member of the Board on that date. The Feinsod Agreement requires the issuance of a number of shares of common stock to Infinity Capital equal to 10% of any new issuance not to exceed 600,000 shares of common stock in the aggregate during the time that Mr. Feinsod remains a member of the Board, which will not be triggered upon issuances relating to convertible securities existing as of the date hereof.

Pursuant to the Feinsod Agreement, for accounting purposes, shares issued to Mr. Feinsod have been accounted for as compensation for his services performed as a member of the Board (See Note 18). On the date of issue, the 200,000 shares issued to Infinity Capital had an initial fair value of $1,040,000, based on a closing price per share of the Company of $5.20 on August 4, 2014. The 150,000 shares the Company believes it will issue to Mr. Feinsod on both August 4, 2015 and August 4, 2016 had a total fair value of $1,560,000, based on a closing price per share of the Company of $5.20 on August 4, 2014. Due to restrictions in the ability to trade the Company’s shares, a discount of fifteen percent (15%) was applied to the fair value of the shares the Company issued and anticipates issuing to Infinity Capital and the net amount is being amortized over the relative service periods.

In connection with the 200,000 shares issued to Infinity Capital on August 4, 2014, approximately $884,000 and was recorded to stock-based compensation for the year ended December 31, 2014. In connection with the 300,000 shares the Company anticipates it will issue to Mr. Feinsod to remain as a member of the Board through at least August 4, 2016, approximately $414,000 was recorded to accrued stock payable and to stock compensation expense for the year ended December 31, 2014. At December 31, 2014, the Company’s unrecognized compensation expense in connection with the Feinsod Agreement was approximately $912,000. In connection with the Feinsod Agreement, the Company anticipates that it will record stock compensation expense of approximately $718,000 in 2015 and $194,000 in 2016. If the Company’s stock had been uplisted at December 31, 2014, the estimated additional liability recognized by the Company would have been approximately $1,000,000, based on a closing price per share of $1.00 at December 31, 2014, however, no liability or expense was recognized.

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

Also on October 29, 2014, the Board granted certain Plan participants 175,000 non-qualified options to purchase shares of the Company's common stock pursuant to the Plan. As the Plan has not yet been approved by the Company's stockholders, the options are not considered to have been approved and therefore not granted. If approved by the shareholders, the options will vest immediately and will be valued and recorded as stock-based compensation on such date. If stockholder approval of the Plan is not obtained, the options will be cancelled and deemed void. Had stockholder approval of the Plan not been necessary, the Company estimated that stock compensation expense would have increased by approximately $150,000 for the year ended December 31, 2014.

20.   SUBSEQUENT EVENTS

On January 21, 2014, Full Circle purchased, for $500,000, warrants, which allowed Full Circle to purchase up to 1,000,000 shares of our common stock, at a price of $5.50 per share, at any time on or prior to January 21, 2017 (the “Warrant Agreement”). The Company and Full Circle entered into Amendment No. 1 to the Series C Warrants (the “Warrant Amendment”), which changed the exercise price of these warrants to $4.00 per share of the Company’s common stock, and increased the amount of warrants issuable to 1,400,000 warrants to purchase shares of the Company’s common stock. The Warrant Agreement set forth the option for Full Circle to execute a cashless exercise of the warrants under certain circumstances. On January 23, 2015, the Company issued Full Circle 660,263 shares in exchange for the cancellation of 1,215,000 warrants, with Full Circle being issued a new warrant in the amount of 185,000 shares.

On February 19, 2015, the Company completed the closing of a private placement financing transaction with Infinity Capital, which purchased a Senior Secured Note (the “Note”) from the Company in the principal amount of up to $250,000. Michael Feinsod, who is a director of the Company, is deemed to be the beneficial owner of Infinity Capital. Infinity Capital agreed to make advances to the Company from time to time in amounts not to exceed the aggregate principal amount of the Note of $250,000.  The Company’s Note balance to Infinity Capital was approximately $210,000 on April 14, 2015.

Interest on the Note shall accrue at 5.0%.  Interest on the then-outstanding principal amount shall be payable monthly in arrears commencing June 30, 2015, until the Note’s maturity date on August 31, 2015.  The Note may be prepaid at any time upon 5 business days’ notice to the Investor.  As collateral for payment of the Note, the Company granted Infinity Capital a lien and security interest in substantially all of the Company’s business assets and property.  The Company believes that the arrangement was on terms that were at least as favorable as it could have obtained from third parties.

In March 2015, GC Security, LLC, a Colorado limited liability company (“GCS”), and wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “APA”) by and among the Company, GCS and Iron Protection Group, LLC, a Colorado limited liability company (the “Seller”), whereby GCS agreed to acquire substantially all of the assets of Seller (the “Acquisition”). There are certain assets and liabilities of the Seller that will not be assumed. Prior to entering into the APA, the Company had no relationship with the Seller or its sole shareholder.

Pursuant to the terms of the APA, the Company will deliver to Seller 500,000 restricted shares of the Company’s common stock (the “Stock Consideration”), which will vest over a one-year period. In addition, the Company will deliver to Seller three year warrants (the “Warrants”) to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of: (i) $4.50 for warrants to purchase 250,000 shares of the Company’s common stock, and (i) $5.00 for warrants to purchase another 250,000 shares of the Company’s common stock. The APA contains certain provisions that require Seller to forfeit a portion of the Stock Consideration in the event that Seller violates its obligations under the APA relating to non-competition and non-disclosure. The closing date of the Acquisition was March 26, 2015 and the Company has initially calculated the purchase price of the Acquisition to be approximately $1,500,000.

From January 1, 2015 to April 14, 2015, three of the January 2014 Issuance note holders and one of the December 2013 Issuance note holders converted loan notes with principal balances totaling $290,000 and accrued interest of $1,063 into 58,213 shares of the Company’s common stock at a conversion price of $5.00 per share.

In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through April 14, 2015, the date of available issuance of these unaudited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

