Form 10-Q
period 2015-03-31
Advanced Cannabis Solutions, Inc.
filed 2015-05-15
CIK 1477009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended March 31, 2015.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

ADVANCED CANNABIS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Colorado	20-8096131
(State of incorporation)	(IRS Employer Identification No.)

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

As of May 15, 2015, there were 14,458,002 issued and outstanding shares of the Company’s common stock.

ADVANCED CANNABIS SOLUTIONS, INC.

FORM 10-Q

ADVANCED CANNABIS SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$99,688	$165,536
Accounts receivable	17,381	18,319
Prepaid expenses and other current assets	49,206	22,402
Inventory	81,577	70,341
Total current assets	247,852	276,598

Property and equipment, net	1,716,476	1,707,410
Intangible assets, net	1,400,000	-
Goodwill	487,000	-
Deferred financing costs, net	73,472	83,056
Total Assets	$3,924,800	$2,067,064

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued stock payable, current portion	$1,496,000	$385,917
Derivative liability	601,617	3,893,904
Related party line of credit	239,000	-
Accounts payable and accrued expenses	133,387	99,655
Deferred rental revenue	18,244	-
Convertible notes payable (net of debt discount), current portion	6,473	6,337
Total current liabilities	2,494,721	4,385,813

Convertible notes payable (net of debt discount), less current portion	997,173	1,055,797
Accrued stock payable, less current portion	221,000	138,125
Tenant deposits	8,854	8,854
Total Liabilities	3,721,748	5,588,589

Commitments and Contingencies		-

Stockholders' Equity (Deficiency)
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized; 13,268,409 shares and 12,499,933 shares issued and outstanding on March 31, 2015 and December 31, 2014, respectively	13,268	12,500
Additional paid-in capital	8,659,378	4,107,076
Accumulated deficit	(8,469,594)	(7,641,101)
Total Stockholders' Equity (Deficiency)	203,052	(3,521,525)

Total Liabilities and Stockholders' Equity	$3,924,800	$2,067,064

See Notes to condensed consolidated unaudited financial statements.

ADVANCED CANNABIS SOLUTIONS. INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2015	Three months Ended March 31, 2014
REVENUES
Security services revenue	$17,382	$-
Cost of security services revenue	(14,137)	-
Security services revenue, net	3,245	-
Wholesale sales, net	12,798	-
Tenant rentals	26,677	28,765
Consulting revenue, net	-	20,000
Net revenues	42,720	48,765

OPERATING EXPENSES
General and administrative	82,941	54,476
Payroll and related	89,199	105,135
Share-based compensation	248,625	-
Professional fees	94,107	82,516
Office expense	13,264	7,689
Depreciation and amortization	9,007	3,116
Total operating expenses	537,143	252,932

OPERATING LOSS	(494,423)	(204,167)

OTHER (EXPENSE)
Amortization of debt discount and deferred financing costs	(242,630)	(304,841)
Interest expense	(69,207)	(49,274)
Loss on change in fair value of derivative liability	(22,233)	(647,640)
Total other (expense)	(334,070)	(1,001,755)

NET LOSS	$(828,493)	$(1,205,922)

PER SHARE DATA
Net loss per share – basic and diluted	$(0.06)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted	13,095,465	13,659,997

See Notes to condensed consolidated unaudited financial statements.

ADVANCED CANNABIS SOLUTIONS. INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(828,493)	$(1,205,922)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	9,007	3,116
Amortization of debt discount	233,046	304,841
Amortization of deferred financing costs	9,584	6,000
Gain (loss) on derivative liability, net	22,233	647,640
Issuance of common stock for services	248,625	-
Changes in operating assets and liabilities
(Increase) / decrease in accounts receivable	938	(65,624)
(Increase) in prepaid expenses and other assets	(26,804)	(7,304)
(Increase) in inventory	(11,236)	-
Increase (decrease) in accounts payable and accrued expenses	34,795	(12,730)
Increase in deferred rental revenue	18,244	-
Increase in tenant deposits	-	-
Net cash provided by (used in) operating activities	(290,061)	(329,983)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(13,253)	(8,250)
Net cash used in investing activities	(13,253)	(8,250)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Increase in short-term financing with related party	239,000	-
Proceeds from sale of warrants, net	-	400,000
Principal repayment on convertible notes payable	(1,534)	(1,737)
Proceeds from issuance of convertible notes payable, net of cash expenses	-	1,412,400
Deferred financing costs	-	(15,000)
Net cash provided by financing activities	237,466	1,795,663

NET (DECREASE) INCREASE IN CASH	(65,848)	1,457,430

CASH, BEGINNING OF PERIOD	165,536	427,436

CASH, END OF PERIOD	$99,688	$1,884,866

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$46,938	$46,476

Supplemental disclosure on non-cash financing activities*
Value of common stock and warrants issuable in acquisition of IPG	$1,887,000	$-
Non-cash financing costs	$-	$100,000
Convertible notes payable settled in stock	$290,000	$255,000
Interest on convertible notes payable settled in stock	$1,063	$3,669
Warrants issued in connection with debt recorded as debt discount	$-	$92,600
Issuance of common stock upon cashless conversion of warrants by Full Circle	$3,314,520	$-
Stock and warrants issued in satisfaction of accrued stock payable	$109,667	$-
Stock and warrants issued and capitalized into construction in progress	$4,820	$-

See Notes to condensed consolidated unaudited financial statements.

ADVANCED CANNABIS SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

1.   NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

Advanced Cannabis Solutions, Inc. (“ACS,” or the “Company,”), dba General Cannabis Corporation, was incorporated on June 3, 2013 (Inception) and provides products and services to the regulated cannabis industry.  The Company’s primary operations include real estate leasing, shared office space, networking and event services, security and cash management services, industry finance, and wholesale supply.

The Company’s real estate leasing business primarily includes the acquisition and leasing of cultivation space and related facilities to licensed marijuana growers and dispensary owners for their operations.  As of the date of this report, the Company owns one cultivation property that is located in a suburb of Pueblo, Colorado.  The property consists of approximately three acres of land, which includes a 5,000 square foot steel building, and parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022 (the “Pueblo West Property”).

In October 2014, the Company purchased a former retail bank located at 6565 East Evans Avenue, Denver, Colorado 80224, which has been branded as The Greenhouse (“The Greenhouse”).  The building is a 16,056 square-foot facility which will be converted to serve as a leading shared workspace for entrepreneurs, professionals and others serving the cannabis industry.  Clients will be able to lease space to use as offices, meeting rooms, lecture, educational and networking facilities, and individual workstations.

In March 2015, the Company’s wholly owned subsidiary, GC Security, LLC (“GCS”), acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company (See Note 4).  GCS, which will continue to do business as “Iron Protection Group,” provides advanced security, including on-site professionals and video surveillance, to licensed cannabis cultivators and retail shops.

The Company leases cultivation equipment and facilities to customers in the cannabis industry. The Company expects it will enter into sale lease-back transactions of grow lights, tenant improvements and other grow equipment. The Company’s finance strategy will include providing customized finance, direct term loans and revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products.

The Company’s wholesale supply business, ACS Wholesale, is a reseller of supplies to the cannabis market. ACS Wholesale works with industry leaders and innovators to deliver high-quality products that are compliant with applicable regulations and with a focus on products that are manufactured in the United States.   ACS Wholesale operates out of a leased, 1,800 square-foot warehouse located in Colorado Springs, Colorado.

The Company delivers comprehensive consulting services that include design and construction to approved and licensed cannabis operators, as well as assistance with licensure and related applications for potential cannabis operators.  The Company’s business plan is based on the future growth of the regulated cannabis market in the United States. The Company will provide general advisory services for business development, facilities design and construction, cultivation and retail operations, marketing and the improvement and expansion of existing operations.

While ACS does not grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, nor does it intend to do so in the future, ACS may be irreparably harmed by a change in enforcement by the federal or state governments.

Principles of Consolidation

The condensed consolidated financial statements include the results of ACS, and its five wholly-owned subsidiary companies, ACS Colorado Corp., a Colorado corporation formed in 2013; Advanced Cannabis Solutions Corporation, a Colorado corporation formed in 2013, 6565 E. Evans Avenue LLC (“6565 Evans”), a Colorado limited liability company formed in 2014, General Cannabis Capital Corporation (“GCCC”), a Colorado corporation formed in 2015 and GCS, a Colorado limited liability company formed in 2015.

Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, ACS Corp., which was formed in the State of Colorado on June 6, 2013.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2014 has been derived from audited statements and (b) the condensed consolidated unaudited financial statements as of and for the periods ended March 31, 2015 and 2014, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results of operations expected for the year ending December 31, 2015.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The reclassifications had no effect on net loss, total assets, or total stockholders’ equity.

Business Combinations

Amounts paid for acquisitions are allocated to the tangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Intangible Assets and Goodwill

Intangible assets are stated at cost and consist primarily of customer base, non-compete agreements with key employees, and marketing related intangibles.  The Company’s intangible assets are being amortized on a straight-line basis over a period of three to ten years. The life assigned to customer relationships acquired is based on management's estimate of expected customer attrition rate. The attrition rate is estimated based on historical contract longevity and management's operating experience.

Management evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying value of the intangible asset is amortized prospectively over the revised remaining useful life.  Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment.

Management monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

If it is determined that sufficient indicators of potential impairment exists to require an interim goodwill impairment analysis for a reporting unit, the Company compares reporting unit’s carrying value to its estimated fair value and, accordingly, performs a second phase of the goodwill impairment test (“Step 2”). Under Step 2, the fair value of the reporting unit’s assets and liabilities are estimated, including tangible assets and intangible assets for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill is then compared to the carrying value of the goodwill to determine the amount of the impairment, if any.  There were no impairments to goodwill recorded during the three months ended March 31, 2015.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360-10, Property, Plant and Equipment.  The Company tests for impairment losses on long-lived assets used in operations, including property, plant and equipment, and identifiable intangible assets, excluding goodwill, whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect the Company’s operating results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through the date of this report, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that the demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

Conventional Convertible Debt

The Company records conventional convertible debt in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Conventional convertible debt with a non-detachable conversion feature that does not contain a cash settlement option, and is not accounted for as a derivative, is recorded as a debt instrument in its entirety. The Company has accounted for the December 2013 debt issuance and an 8 ½% Convertible Note Payable as conventional convertible debt (see Note 10).

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

Our financial instruments consist of cash, accounts receivable, other receivables, prepaid expenses, deferred financing costs, accounts payables and accrued expenses, notes payable and tenant deposits. The carrying values of these financial instruments approximate their fair value due to their short maturities. The Company's derivative liability is a Level 3 estimated fair market value instrument (see Note 11).

Revenue Recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from tenant rentals is recognized on a straight-line basis over the reasonably assured lease term, and when collectability is reasonably assured. Consulting revenue is recognized based upon the payment terms within the contracts, and collectability is reasonably assured. Revenue relating to our wholesale business is recognized at the time goods are sold.  Security services revenue is recognized as earned and billed to customers on terms agreed upon with the individual customer, usually weekly or bi-monthly.

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

When there are uncertainties related to potential income tax benefits, in order to qualify for recognition, the position the Company takes has to have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows.

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

Net Income (Loss) Per Share

The Company computes net income (loss) per share by dividing the net income (loss) by the weighted average number of common shares outstanding in accordance with ASC 260, Earnings Per Share.  Diluted earnings per share is computed using the weighted average common shares and diluted potential common shares outstanding. Warrants and common stock issuable upon the conversion of the Company's convertible notes payable have not been included in the computation as the effect would be anti-dilutive and would decrease the loss per share as the Company has incurred losses in all periods reported.  As of March 31, 2015, there are potential dilutive shares of 2,722,700, of which 2,450,700 represent shares underlying warrants outstanding at March 31, 2015.   The Company’s outstanding convertible notes payable balance of approximately $1,524,000 at March 31, 2015 is convertible to approximately 305,000 shares of the Company’s stock.

Business Segments

At March 31, 2015, the Company reported three business segments in accordance with ASC 280, Segment Reporting (“ASC 280”).  As of the date of this filing, all of the Company’s operations were conducted within the state of Colorado.  As of the date of this filing, the Company’s operations are divided into three operating segments: (i) Finance and Real Estate; (ii) Wholesale Supply; and (iii) Security.

The Company’s Finance and Real Estate operating segment provides participants in the cannabis industry with industry finance and leasing services, shared space, as well as networking and event services, as discussed above.  The Company’s Wholesale Supply operating segment, ACS Wholesale, provides customers with nutrients and other supplies for growing and customizable specialty products.  Acquired in March 2015, the Company’s Security operating segment provides protection and security services to licensed and approved operators in the cannabis industry.

Recently Issued Accounting Standards

Consolidation Reporting

In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis" (“ASU 2015-02”). This standard update is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current U.S. GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. The amendments in ASU 2015-02 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The adoption of ASU 2015-02 is not expected to have an impact on the Company’s consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented.  If the Company adopts this standard update on its effective date, management expects that approximately $31,900 will be reclassified from assets to being presented as contra-liability.

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

The Company had an accumulated deficit of approximately $8,470,000 and $7,641,000 as of March 31, 2015 and December 31, 2014, respectively, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On April 10, 2014, quotation of the Company’s common stock resumed on the OTCBB after having been suspended by the SEC on March 27, 2014.  On April 28, 2015, the Company’s stock began quotation on the OTC Market’s Pink Sheets.

4.   BUSINESS ACQUISITION

On March 26, 2015, GCS, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “IPG APA”) by and among the Company, GCS and Iron Protection Group, LLC, a Colorado limited liability company (“IPG” or the “Seller”), whereby GCS agreed to acquire substantially all of the assets of Seller (the “IPG Acquisition”).  Acquiring IPG is consistent with the Company’s strategy to capitalize on synergies between the Company’s growth-oriented leadership team and IPG’s successful sales and delivery techniques.

Pursuant to the terms of the IPG APA, the Company will deliver to the sole shareholder of the Seller 500,000 restricted shares of the Company’s common stock, which will vest over a one-year period. In addition, the Company delivered to the sole shareholder of the Seller three year warrants (the “IPG Warrants”) to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of: (i) $4.50 for warrants to purchase 250,000 shares of the Company’s common stock, and (i) $5.00 for warrants to purchase another 250,000 shares of the Company’s common stock. The IPG APA contains certain provisions that require Seller to forfeit a portion of the Stock Consideration in the event that Seller violates its obligations under the IPG APA relating to non-competition and non-disclosure. The closing date of the Acquisition was March 26, 2015 and the Company has initially calculated the purchase price of the IPG Acquisition to be approximately $1,887,000.

Calculation of Purchase Price

The total purchase price for IPG was approximately $1,887,000 and was comprised of stock and warrants (see Note 12 for the Company’s calculation of fair values below):

Stock consideration	$1,054,000
Warrants issued with $4.50 exercise price	421,000
Warrants issued with $5.00 exercise price	412,000
Total purchase price	$1,887,000

The $1,054,000 value of stock consideration has been included in accrued stock payable as of March 31, 2015.  Through March 31, 2015, the Company had incurred and expensed approximately $25,000 in costs in connection with the IPG Acquisition.

Preliminary Allocation of Purchase Price

The purchase price allocation continues to be preliminary as of March 31, 2015 due to its accounting significance. Management anticipates completing the Company’s purchase price allocation as soon as reasonably possible not to exceed one year from the acquisition date. The preliminary purchase price allocation as of the date of the acquisition is set forth in the table below and reflects various fair value estimates and analysis. These estimates were determined through established and generally accepted valuation techniques:

Intangible assets:
Customer base	$1,000,000
Marketing related intangibles	200,000
Non-compete agreements	200,000
Goodwill	487,000
Total intangible assets	$1,887,000

Given that the timing of the IPG Acquisition occurred close to the Company’s quarter ended March 31, 2015, pro-forma information was not available.

Contingent Consideration

On October 29, 2014, the Board authorized the adoption of the Company's 2014 Equity Incentive Plan (the “Incentive Plan”), which, subject to stockholder approval, is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the Incentive Plan with those of the Company and the Company's stockholders. The Incentive Plan provides that up to 10 million shares of the Company's common stock may be issued under the Plan.  In connection with the Company’s acquisition of IPG, the Company granted certain Plan participants approximately 250,000 non-qualified options to purchase share of the Company’s common stock pursuant to the Incentive Plan (the “IPG Option Grant”).

As the Incentive Plan has not yet been approved by the Company's stockholders, the options are not considered to have been approved and therefore not granted.  If approved by the shareholders, the options will vest over a period of six months and will be valued and recorded as stock-based compensation on such date.  If stockholder approval of the Incentive Plan is not obtained, the options will be cancelled and deemed void.   Had stockholder approval of the Incentive Plan not been necessary, the Company estimated that the amount of stock based compensation that would have been recorded during the period April 27, 2015 through October 27, 2015 would have increased by approximately $650,000.  This amount was not included in the purchase price of IPG as of March 31, 2015.

In connection with the Company’s acquisition of IPG, the Company will deliver to the sole shareholder of the Seller 100,000 fully vested warrants to purchase shares of the Company’s common stock if sales of the Security business segment exceed $3,000,000 for the year ended December 31, 2015.  The warrants have an exercise price of $2.48, which was the Company’s closing share price on March 26, 2015.  Should the sole shareholder of the Seller cease employment with the Company, the warrants will be forfeited.  At March 26, 2015, the fair value of the warrants was calculated to be approximately $188,000. This amount was not included in the purchase price of IPG as of March 31, 2015.

5.   INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Customer base	10 years
Marketing related intangibles	10 years
Non-compete agreements	2 years

The following table represents the estimated future amortization expense of intangible assets as of March 31, 2015:

Fiscal Year	Amount
Remainder of 2015	$165,000
2016	220,000
2017	145,000
2018	120,000
2019	120,000
2020	120,000
Thereafter	510,000
Total intangible assets	$1,400,000

6.   PROPERTY AND EQUIPMENT

The following table summarizes property and equipment and related accumulated depreciation:

	March 31, 2015	December 31, 2014
Land	$812,340	$812,340
Buildings	724,284	724,284
Leasehold improvements	45,000	45,000
Furniture, fixtures and equipment	15,792	15,792
Construction in progress	156,129	138,056
Property and Equipment, gross	1,753,545	1,735,472
Less: Accumulated Depreciation	(37,069)	(28,062)
Property and Equipment, net	$1,716,476	$1,707,410

Depreciation expense was $9,007 and $3,116 for the three months ended March 31, 2015 and 2014, respectively.

Construction in progress (“CIP”) includes land development costs, pre-construction costs, construction costs, interest incurred on financing, property taxes, insurance and overhead costs related to development. Included in pre-construction costs are architectural fees and site, soil, and engineering costs. Included in land development costs are on-site construction costs and other direct and indirect expenditures.  Interest and property taxes are capitalized to CIP when development activities commence, and end when the qualifying assets are ready for their intended use. Sales and marketing costs are expensed as incurred.  No interest or property taxes have been capitalized to CIP. Capitalized project costs are allocated to specific venues within the property using specific identification where feasible. Costs that are not specifically attributable to a particular venue will be allocated using methodologies deemed appropriate to the cost and areas benefited at the completion of the project.  CIP of approximately $156,000 at March 31, 2015 was capitalized in conjunction with the Company’s renovation of The Greenhouse.  CIP includes approximately $114,000 relating to the value of common stock and warrants issued to Spector Group II, LLP, a New York limited liability partnership (“Spector Group”), to act as the design architect for The Greenhouse.  Management of the Company anticipates that costs to complete The Greenhouse will approximate $420,000.

7.   DEFERRED FINANCING COSTS, NET

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

The deferred financing costs of $115,000 are being amortized over the estimated term of the long-term financing agreement of three years (see Note 10). Amortization expense was approximately $9,600 and $6,000 for the three months ended March 31, 2015 and 2014, respectively.  The unamortized deferred financing balance was approximately $73,000 and $83,000 at March 31, 2015 and December 31, 2014, respectively.

8.   RECEIVABLES

The Company’s Finance and Real Estate segment owns, operates, and leases warehouse and office space to tenants (See Note 9).  At March 31, 2015 and December 31, 2014, tenant rental receipts exceeded revenue recognized by $18,244 and $0, respectively, which was recorded as deferred rental revenue at period end.  The following discloses scheduled tenant receipts for the remainder of 2015, the next five fiscal years, and thereafter:

2015	$101,196
2016	110,536
2017	112,753
2018	115,008
2019	117,308
2020	119,655
Thereafter	126,548
Total scheduled rental receipts	$803,004

9.   BUSINESS SEGMENTS

At March 31, 2015, the Company reported three business segments in accordance with ASC 280: (i) Finance and Real Estate; (ii) Wholesale Supply; and (iii) Security.

As of and for the three months ended March 31, 2015:

	Finance and Real Estate	Wholesale Supply	Security	Corporate and Other	Total
Net revenue	$26,677	12,798	3,245	-	42,720
Operating expenses and other	$77,530	24,653	13,333	755,697	871,213
Income (loss) from continuing operations	$(50,853)	(11,855)	(10,088)	(755,697)	(828,493)
Property and equipment, net	$1,710,814	-	-	5,662	1,716,476
Other assets	$18,319	81,577	1,887,000	221,428	2,208,324
Depreciation expense	$9,007	-	-	-	9,007

As of and for the three months ended March 31, 2014:

	Finance and Real Estate	Wholesale Supply	Security	Corporate and Other	Total
Net revenue	$28,765	-	-	20,000	48,765
Operating expenses and other	$22,718	-	-	1,231,969	1,254,687
Income (loss) from continuing operations	$6,047	-	-	(1,211,969)	(1,205,922)
Depreciation expense	$3,116	-	-	-	3,116

10.   LONG TERM DEBT

Long-term debt consists of the following:
	Mar. 31, 2015	Dec. 31, 2014
12.0% convertible notes, due October 31, 2018, issued December 2013	$380,000	$530,000
8.5% convertible note payable, due December 31, 2018 (Pueblo West Property)	163,110	164,644
12.0% convertible notes, due October 31, 2018, issued January 2014	980,000	1,120,000
14.0% mortgage payable, due October 21, 2016 (The Greenhouse)	600,000	600,000
Unamortized discount	(1,119,464)	(1,352,510)
Long-term debt, net of unamortized discount	$1,003,646	$1,062,134
Debt maturing within one year	(6,473)	(6,337)
Debt maturing after one year	$997,173	$1,055,797

12% Convertible Notes

December 2013 Issuance

In December 2013, the Company entered into various convertible promissory notes with various third parties totaling $530,000 (the “December 2013 Issuance”), of which $380,000 and $530,000 was outstanding at March 31, 2015 and December 31, 2014, respectively.  The principal amounts of these notes range between $10,000 and $150,000. Under the terms of these notes, they mature on October 31, 2018, accrue interest at 12.0% per annum, and are convertible into shares of the Company’s common stock at a conversion rate of $5.00 per share, with standard dilution clauses (i.e. dividends, stock splits, etc.). These notes are convertible at the election of the noteholder at any time on or before maturity date at $5.00 per common share. These notes are secured by a first lien on all of the Company’s assets, which the Company acquires with the proceeds from the sale of these notes.

The Company paid approximately $66,000 to a placement agent for finder’s fees, which the Company recorded as a debt discount as of March 31, 2015 and December 31, 2014. In addition, the Company granted the placement agent warrants to purchase 10,600 shares of common stock at a price of $5.00 per share, (with standard dilution clause for dividends, stock splits, etc.) which vest immediately, and expire October 31, 2018. The value of the warrants was approximately $20,000 based on the Black-Scholes pricing model. The Company recorded the value of warrants as additional debt discount at issuance. The debt discount is being amortized to interest expense over the life of the notes. Amounts amortized to interest expense were approximately $17,000 and $4,000 for the three months ended March 31, 2015 and 2014, respectively. The unamortized debt discount balance was approximately $40,000 and $57,000 at March 31, 2015 and December 31, 2014, respectively.

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

January 2014 Issuance

In January 2014, the Company entered into various convertible promissory notes with various third parties totaling $1,605,000 (the “January 2014 Issuance”), of which $980,000 and $1,120,000 was outstanding at March 31, 2015 and December 31, 2014, respectively. The principal amounts of these notes range between $10,000 and $200,000. Under the terms of these notes, they mature on October 31, 2018, accrue interest at 12.0% per annum, and are convertible into shares of the Company’s common stock at a conversion rate of $5.00 per share, with standard dilution clauses (i.e. dividends, stock splits, etc.). These notes are convertible at the election of the noteholder at any time on or before maturity date at $5.00 per common share. These notes are secured by a first lien on all of the Company’s assets which the Company acquires with the proceeds from the sale of these notes.

The Company paid approximately $165,000 in debt issuance costs and $32,100 to a placement agent for finder’s fees which the Company had initially recorded as a debt discount as of December 31, 2014. In addition, the Company granted the placement agent warrants to purchase 32,100 shares of common stock at a price of $5.00 per share, (with standard dilution clause for dividends, stock splits, etc.) which vest immediately, and expire October 31, 2018. The value of the warrants was approximately $84,000 based on the Black-Scholes pricing model.

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

The calculated value of the beneficial conversion feature and the combined value of the debt discount resulted in a value greater than the value of the debt and as such, the total discount was limited to the value of the debt balance of $1,605,000. The debt discount is being amortized to interest expense over the life of the notes. The amount amortized to interest expense was approximately $164,000 and $300,000 for the three months ended March 31, 2015 and 2014, respectively. The unamortized discount balance was approximately $739,000 and $903,000 at March 31, 2015 and December 31, 2014, respectively.

Conversion of 12% Convertible Notes

Through March 31, 2015, one of the December 2013 Issuance note holders converted notes with principal balances totaling $150,000 and into 30,000 shares of the Company’s common stock at a conversion price of $5.00 per share.  Through March 31, 2015, ten of the January 2014 Issuance note holders converted notes with principal balances totaling $625,000, and accrued interest of approximately $4,700 into 125,946 shares of the Company’s common stock at a conversion price of $5.00 per share.

Upon conversion, any remaining unamortized portions of debt discount relating to converted notes is immediately expensed to amortization expense.  Amortization expense immediately expensed to amortization expense relating to converted notes was approximately $124,000 and $0 for the three months ended March 31, 2015 and 2014, respectively.

After December 1, 2015, the remaining convertible notes in the December 2013 Issuance and the January 2014 Issuance (collectively, the “Convertible Notes”) will automatically convert to shares of the Company’s stock if the trading stock price has exceeded $10 for twenty consecutive trading days and the daily volume for those twenty consecutive trading days exceeds 25,000 shares.  As of April 24, 2014, these parameters have been met and the Company expects that the Convertible Notes will automatically convert to shares of the Company’s stock on December 1, 2015.  The Company’s 12% Convertible Notes gross balance of $1,360,000 at March 31, 2015 is convertible to 272,000 shares of the Company’s stock.

8 ½% Convertible Note Payable (Pueblo West Property)

In December 2013, the Company executed a mortgage on its Pueblo West Property in the amount of $170,000 at 8 ½% interest amortized over 15 years with a maturity date of December 31, 2028 (the “Pueblo Mortgage”). This note is convertible at any time at $5.00 per share of common stock.

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

In addition, the Company granted 600,000 warrants to Evans Lendco, the note holder of the Greenhouse Mortgage, which expire on October 21, 2016.  The warrants vest immediately and allow for Evans Lendco to purchase 600,000 shares of the Company’s common stock at a price of $4.40 per share, (with standard dilution clause for dividends, stock splits, etc.). The relative fair value of the warrants was approximately $418,000 based on the Black-Scholes pricing model. The Company recorded the relative fair value of warrants as debt discount at issuance. The debt discount is being amortized to interest expense over the life of the notes. The amount amortized to interest expense was approximately $52,000 for the three months ended March 31, 2015. The unamortized debt discount balance at March 31, 2015 and December 31, 2014 was approximately $325,000 and $377,000, respectively.

The tables below summarize the Company’s convertible notes activity during the three months ended March 31, 2015:

	Principal	Debt	Accrued
	Balance	Discount	Interest	Total
Balance at December 31, 2014	2,414,644	(1,352,510)	16,470	1,078,604
Converted into shares of common stock	(290,000)	—	(1,063)	(291,063)
Amortization of debt discount to interest expense	—	233,046	—	233,046
Payment of loan principal	(1,534)	—	—	(1,534)
Interest accrued during period	—	—	69,207	69,207
Interest paid during period	—	—	(46,938)	(46,938)
Balance at March 31, 2015	2,123,110	(1,119,464)	37,676	1,041,322
Less: Current portion (1)	(6,473)	—	—	(6,473)
Long-term debt	$2,116,637	$(1,119,464)	$37,676	$1,034,849

(1)

The current portion represents the principal balance payable on the 8 ½% convertible note payable in the twelve months following the balance sheet date

Annual maturities of long-term debt (excluding unamortized discount) for the next five years ending December 31, and thereafter, consist of:

Remainder of 2015	$4,803
2016	606,898
2017	7,507
2018	1,503,902
2019	-
2020	-
Thereafter	-
$2,123,110

11.   COMMITMENTS AND CONTINGENCIES

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

The six-year loan(s) will be secured by real estate acquired with the loan proceeds and will require interest-only payments at a rate of 12% a year, payable monthly. The funding of the loan(s) is subject to the execution of additional documents between the parties.  The initial loan can, at any time, be converted into shares of the Company’s common stock at a conversion price of $5.00 per common share. It is contemplated that further advances will be convertible at 110% of the market price of the Company’s common stock on the day of any advance, or the ten-day volume-weighted average price prior to the day of advance, whichever is lower. As of March 31, 2015, no amounts have been funded to the Company pursuant to the SPA.  In connection with the SPA, Full Circle purchased warrants from the Company for $500,000 (see Note 12).

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

The Company entered into a three-year agreement effective April 21, 2014 for a warehouse supply and distribution facility. The facility leased is 1,800 square feet and expires April 30, 2017. Lease expense was approximately $3,200 and $0 for the three months ended March 31, 2015 and 2014, respectively.  The future obligations under this lease amount to approximately $9,700 for the remainder of 2015, $13,200 for 2016, and $4,500 for 2017.

Legal

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

12.   STOCKHOLDERS’ EQUITY

Common Stock

From January 1, 2015 to March 31, 2015, three of the January 2014 Issuance note holders and one of the December 2013 Issuance note holders converted loan notes with principal balances totaling $290,000 and accrued interest of $1,063 into 58,213 shares of the Company’s common stock at a conversion price of $5.00 per share.

On January 21, 2015, Full Circle executed its option to cashlessly exercise 1,215,000 warrants in exchange for 660,263 common shares of the Company’s stock (see Note 13).

In January, 2015, the Company issued 50,000 shares to Spector Group in satisfaction of architectural services performed for The Greenhouse.  The shares were valued at approximately $114,000 and had been included in accrued stock payable at December 31, 2014.

On March 26, 2015 the Company agreed to purchase IPG.   Pursuant to the terms of the IPG APA, the Company will deliver to Seller 500,000 restricted shares of the Company’s common stock, which will vest over a one-year period.  On the date of the agreement, the 500,000 shares had an initial fair value of $1,240,000, based on a closing price per share of the Company of $2.48 on March 26, 2015.  Due to restrictions in the ability to trade the Company’s shares, a discount of fifteen percent (15%) was applied to the fair value of the shares the Company issued and anticipates issuing to Infinity Capital and the net amount is being amortized over the relative service periods. Approximately $1,054,000 and was recorded to accrued stock payable as a component of the purchase price of the IPG Acquisition (see Note 4).

Warrants

Warrants consist of the following at March 31, 2015:

	Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants in Months	Date of Expiration
Series A Warrants	$10.00	973,000	16	7/31/2016
Series B Warrants	5.00	42,700	43	10/31/2018
Series C Warrants	4.00	185,000	22	1/21/2017
Evans Warrants	4.40	600,000	19	10/21/2016
Spector Warrants	4.40	150,000	21	12/12/2016
IPG $4.50 Warrants	4.50	250,000	36	3/26/2018
IPG $5.00 Warrants	5.00	250,000	36	3/26/2018
	$6.68	2,450,700	21.92

Series C Warrants

On January 21, 2014, the Company issued to Full Circle, for $500,000, fully-vested warrants which allow Full Circle to purchase up to 1,000,000 shares of the Company’s common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. As part of the $500,000 proceeds from the warrant being issued to Full Circle, $100,000 was retained by Full Circle to cover legal and deal related expenses of future financing transactions, which was recorded as deferred financing costs (See Note 7). On September 24, 2014, the Company and Full Circle entered into Amendment No. 1 to the SPA, which changed the exercise price of the warrants issuable to $4.00 per share of the Company’s common stock, and increased the amount of warrants issuable to 1,400,000 warrants to purchase shares of the Company’s common stock.  On January 21, 2015, Full Circle executed its option to cashlessly exercise 1,215,000 warrants in exchange for 660,263 shares of the Company’s common stock (see Note 13).  At March 31, 2015, there were Series C warrants representing 185,000 of the Company’s common stock outstanding.  As of May 4, 2015, Full Circle had exercised the remainder of its 185,000 warrants (see Note 17).

IPG Warrants

In connection with the IPG APA, the Company issued to IPG fully-vested warrants to purchase 250,000 shares of the Company’s common stock at a conversion price of $4.50 per share (the “IPG $4.50 Warrants”), and 250,000 shares of the Company’s common stock at a conversion price of $5.00 per share (the “IPG $5.00 Warrants”) (collectively, the “IPG Warrants”).  The IPG Warrants are subject to customary adjustments in the event of reclassification of the Company, consolidation of the Company, merger, subdivision of shares of the Company’s common stock, combination of shares of the Company’s common stock or payment of dividends in the form of the Company’s common stock. The IPG Warrants expire three years after their initial issuance date.  On the date of grant, the IPG $4.50 Warrants and the IPG $5.00 Warrants had fair values of approximately $421,000 and $412,000, respectively, based on the Black-Scholes pricing model, which was included in the purchase price of IPG (See Note 4).

The following tables summarize the changes in warrants issued and outstanding for the three months ended March 31, 2015 and 2014, respectively:

	2015	2014
Beginning balance	3,165,700	983,600
Warrants issued to placement agent – Series B Warrants	-	32,100
Warrants issued to Full Circle for $500,000 consideration – Series C Warrants	-	1,000,000
Warrants issued to IPG in connection with IPG Acquisition	500,000	-
Warrants converted by Full Circle via cashless conversion option	(1,215,000)	-
Ending balance, March 31	2,450,700	2,015,700

Fair Value of Warrants

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the warrants using a Black-Scholes option pricing model and available information that management deems most relevant. The stock price is the closing price of the Company’s stock on the valuation date; the risk-free interest rate is based on the U.S. Government Securities average rate for five or two-year maturities on the date of issuance; the volatility is a statistical measure (standard deviation) of the tendency of the Company’s common stock price to change over time; the exercise price is the price at which the Warrants can be purchased by exercising prior to expiration; the dividend yield is not applicable due to the Company not intending to declare dividends; the expected term is based on the contractual life of the warrants; and the fair market value is value of the warrants based on the Black Scholes model on the valuation date.  The following assumptions were used to derive the value of the warrants issued during the three months ended March 31, 2015:

	IPG $4.50 Warrants	IPG $5.00 Warrants
Grant date	3/26/2015	3/26/2015
Stock price on Grant date	$2.48	$2.48
Exercise price of warrant	$4.50	$5.00
Risk-free interest rate	0.98%	0.98%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	3.0	3.0
Expected volatility	134%	134%

13.   DERIVATIVE WARRANT LIABILITY

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

On January 21, 2015, Full Circle executed its option to cashlessly exercise 1,215,000 warrants in exchange for 660,263 common shares of the Company’s stock.  At the time of the cashless exercise, the fair value of the common shares was determined to be $3,314,520 based on the Company’s closing share price of $5.02 on January 21, 2015.  Accordingly, the Company decreased the derivative liability by $3,314,520 and increased common stock by $660 and additional paid-in capital by $3,313,860. In determining the value of Full Circle’s remaining 185,000 warrants, the Company used the binomial pricing model and a stock price of $5.00 per share and utilized initial scenario stock prices of $3.00, $4.00, $6.00, and $7.00.  The Company utilized an expected term of 1.81 years, which is the remaining term of Full Circle’s 185,000 warrants, and an early exercise factor of 1.33 to factor in an anticipation of early exercise of in-the-money warrants.  The underlying assumptions used in our value of the derivative warrant liability at March 31, 2015 were:

	2014
Risk-free interest rate	0.56%
Expected dividend yield	0%
Expected term (in years)	1.81	years
Expected volatility	135%
Early exercise factor	1.33

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

Changes in the derivative warrant liability for the three-months ended March 31, 2015 and 2014 are as follows:

	2015	2014
Balance at beginning of period	$3,893,904	-
Fair value of warrants issued		1,368,908
Increase in derivative liability resulting from anti-dilution provision in agreement with Full Circle		153,994
Increase (decrease) in the fair value of warrant liability, net	22,233	(375,262)
Reclassification to APIC for shares issued for Full Circle as a result of cashless exercise of 1,215,000 warrants	(3,314,520)
Balance at March 31	$601,617	1,147,640

Change in Aggregate Loss on Derivative Liability	2015	2014
Balance at beginning of period	$3,393,904	$—
Initial loss on recognition of derivative liability		868,908
Loss (gain) in estimated fair market value	22,233	(221,268)
Reclassification to APIC for shares issued for Full Circle as a result of cashless exercise of 1,215,000 warrants	(3,314,520)
Balance at March 31	$101,617	$647,640

As of May 4, 2015, Full Circle had exercised the remainder of its 185,000 warrants (see Note 17).

14.   INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740. Deferred income taxes reflect the net effect of (i) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (ii) net operating loss carry-forwards. No net provision for refundable federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously.  No provision was made for income taxes for the three months ended March 31, 2015 and 2014. The Company, from the date of Inception, has incurred net operating losses for tax purposes of approximately $8,470,000. The net operating loss carry-forward may be used to reduce taxable income through the year 2033.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 31, 2015 and December 31, 2014, and has not recognized interest and/or penalties during the three months ended March 31, 2015 and 2014, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months.  The tax years subject to examination by major tax jurisdictions include the years 2013 and forward by the U.S. Internal Revenue Service, and the years 2013 and forward for various states.

There was no significant difference between reportable income tax and statutory income tax, as the Company does not have significant temporary or permanent differences.  For those years in which the Company has filed taxes, the Company’s sales have occurred within the State of Colorado, book depreciation expense approximates tax depreciation expense, and the Company did not incur any tax consequences for issuing warrants. Based on losses incurred since inception and an estimated federal tax rate of 35%, the Company calculated that it had a federal deferred tax asset of approximately $2,965,000 and $2,674,000 at March 31, 2015 and December 31, 2014, respectively.  Based on an estimated Colorado state tax of 4.63% (flat tax rate applied to net income of corporation), the Company calculated that it had a state deferred tax asset of approximately $392,000 and $354,000 at March 31, 2015 and December 31, 2014, respectively.  A 100% valuation allowance has been established against these deferred tax asset, as the utilization of the loss carry-forwards cannot be reasonably assured.

15.   RELATED PARTY TRANSACTIONS

On February 19, 2015, the Company completed the closing of a private placement financing transaction with Infinity Capital, LLC (“Infinity Capital”), an investment management company founded by Michael Feinsod in 1999, which purchased a senior secured note (the “Infinity Note”) from the Company in the principal amount of up to $300,000. Michael Feinsod, who is a director of the Company, is deemed to be the beneficial owner of Infinity Capital. Infinity Capital agreed to make advances to the Company from time to time in amounts not to exceed the aggregate principal amount of the Infinity Note of $300,000.  The balance of the Infinity Note was approximately $239,000 on March 31, 2015.  For the three months ended March 31, 2015, interest expense was approximately $1,000, all of which was interest payable at March 31, 2015.

Interest on the Infinity Note accrues at 5.0% on the then-outstanding principal amount is payable monthly in arrears commencing June 30, 2015, until the note’s maturity date on August 31, 2015.  The Infinity Note may be prepaid at any time upon 5 business days’ notice to Infinity Capital.  As collateral for payment of the Infinity Note, the Company granted Infinity Capital a lien and security interest in substantially all of the Company’s business assets and property.  The Company believes that the arrangement was on terms that were at least as favorable as it could have obtained from third parties.  The terms of the Infinity Note were updated subsequent to March 31, 2015 (see Note 17).

16.   STOCK-BASED COMPENSATION

On August 4, 2014, pursuant to an agreement with Michael Feinsod, the Company’s Board of Directors (the “Board”) appointed Michael Feinsod as Chairman of the Board and approved the issuance of common stock to Infinity Capital (the “Feinsod Agreement”).  The Board approved the issuance of 200,000 shares of the Company’s common stock, with a par value of $0.001 per share to Infinity Capital.  The Board also approved terms that may result in the issuance of additional common stock to Infinity Capital, provided Mr. Feinsod meets specific performance criteria, which could include:  (i) the issuance of 1,000,000 shares of the Company’s common stock to Infinity Capital upon the uplisting of the Company’s common stock (see Note 17); (ii) the issuance of 150,000 shares of common stock to Infinity Capital on August 4, 2015, provided that Mr. Feinsod remains a member of the Board on that date, and (iii) the issuance of 150,000 shares of common stock to Infinity Capital on August 4, 2016, provided that Mr. Feinsod remains a member of the Board on that date.  The Feinsod Agreement requires the issuance of a number of shares of common stock to Infinity Capital equal to 10% of any new issuance not to exceed 600,000 shares of common stock in the aggregate during the time that Mr. Feinsod remains a member of the Board, which will not be triggered upon issuances relating to convertible securities existing as of the date hereof.

Pursuant to the Feinsod Agreement, for accounting purposes, shares issued to Mr. Feinsod have been accounted for as compensation for his services performed as a member of the Board (See Note 15).  On the date of issue, the 200,000 shares issued to Infinity Capital had an initial fair value of $1,040,000, based on a closing price per share of the Company of $5.20 on August 4, 2014.  The 150,000 shares the Company believes it will issue to Mr. Feinsod on both August 4, 2015 and August 4, 2016 had a total fair value of $1,560,000, based on a closing price per share of the Company of $5.20 on August 4, 2014.  Due to restrictions in the ability to trade the Company’s shares, a discount of fifteen percent (15%) was applied to the fair value of the shares the Company issued and anticipates issuing to Infinity Capital and the net amount is being amortized over the relative service periods.

In connection with the 200,000 shares issued to Infinity Capital on August 4, 2014, approximately $884,000 and was recorded to stock-based compensation for the year ended December 31, 2014.  In connection with the 300,000 shares the Company anticipates it will issue to Mr. Feinsod to remain as a member of the Board through at least August 4, 2016, approximately $249,000 and $0 was added to accrued stock payable and recorded to stock compensation expense for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, the Company’s accrued stock payable related to these shares was $663,000 and $414,000, respectively, and the estimated unrecognized compensation expense in connection with the Feinsod Agreement was approximately $663,000 and $912,000, respectively.  In connection with the Feinsod Agreement, the Company anticipates that it will record stock compensation expense of approximately $470,000 during the remaining quarters in 2015 and $194,000 in 2016.

On October 29, 2014, the Board granted certain Incentive Plan participants 175,000 non-qualified options to purchase shares of the Company's common stock pursuant to the Incentive Plan (the “2014 Option Grant”).   As the Incentive Plan has not yet been approved by the Company's stockholders, the options are not considered to have been approved and therefore not granted.  If approved by the shareholders, the options will vest immediately and will be valued and recorded as stock-based compensation on such date.  If stockholder approval of the Incentive Plan is not obtained, the options will be cancelled and deemed void.   Had stockholder approval of the Incentive Plan not been necessary, the Company estimated that stock compensation expense relating to the 2014 Option Grant would have increased by approximately $375,000 for the three months ended March 31, 2015.

17.   SUBSEQUENT EVENTS

On April 28, 2015, pursuant to the Feinsod Agreement, the Company issued 1,000,000 shares of its stock to Infinity Capital as a result of the uplisting of the Company’s stock to the OTC Market’s Pink Sheets on April 28, 2015.   In connection with the Feinsod Agreement (see Note 16), the Company expects to record accrued stock payable and stock compensation expense of approximately $3,490,000, based on a closing price per share of $3.49 at April 27, 2015.

On April 30, 2015, Infinity Capital amended the Infinity Note with the Company (see Note 15).  The aggregate principal amount of the Infinity Note was increased to $300,000, interest will continue to accrue on the then-outstanding principal amount and will be payable monthly in arrears commencing June 30, 2015, until the Infinity Note’s maturity date on August 31, 2015.  Interest on the Infinity Note will continue to accrue at 5.0%.  As of May 15, 2015, the balance of the Infinity Note was $239,000. Pursuant to the amended agreement, the Company shall use any proceeds in excess of $750,000 from any incremental capital raises to pay any outstanding principal and interest due under the Infinity Note.

On May 1, 2015, the Company and Robert L. Frichtel entered into an Executive Employment Agreement (the “Frichtel Agreement”) in order to secure Mr. Frichtel’s continued employment as the Company’s President and Chief Executive Officer.  Under the terms of the Frichtel Agreement, Mr. Frichtel will receive a base salary of $150,000 per year, which may be increased (but not decreased) subject to annual review by the Board.  Mr. Frichtel will be eligible for an annual bonus pursuant to the Company’s Executive Bonus Plan and is entitled to participate in any employee benefit plan that Company has adopted or may adopt. The term of the Frichtel Agreement expires on December 31, 2018.

In addition, the Company and Mr. Frichtel entered into an Option Agreement (the “Frichtel Option Agreement”), pursuant to which Mr. Frichtel will receive options to purchase 300,000 shares of the Company’s common stock at a price of $3.75 per share (which price was based on the closing price of the Company’s common stock on May 1, 2015), 100,000 of which vested upon execution of the Frichtel Agreement, and provided that Mr. Frichtel remains an employee of the Company on each date, 100,000 of which will vest on May 1, 2016, and the remaining 100,000 will vest on May 1, 2017.

On May 1, 2015, the Company and Full Circle entered into Amendment No. 2 to the Series C Warrants, pursuant to which Full Circle cashlessly exercised 160,000 warrants and received 100,000 shares of the Company’s common stock.  On May 4, 2015, Full Circle exercised its remaining warrants under the Series C Warrants to purchase 25,000 shares of the Company’s common stock for $4.00 per share.  There are no more warrants under the Series C Warrants outstanding. Immediately preceding Full Circle’s exercise of its 185,000 warrants, the fair value of the warrants was determined to be $593,530.  The fair values of the 25,000 restricted shares and 100,000 unrestricted shares issued were determined to be approximately $80,000 and $375,000, respectively, based on a closing price per share of $3.75 on May 1, 2015.

On May 7, 2015, the Company completed closing on a private placement of $200,000 pursuant to a Promissory Note and Warrant Purchase Agreement (the “10% Agreement”).  Under the 10% Agreement, the Company can sell up to $2,000,000 of notes to investors, each note with a denomination of a minimum of $50,000 (each such note, a “10% Note,” and collectively the “10% Notes”).  The 10% Notes mature on May 1, 2016 and carry an interest rate of 10% per annum, with interest payable quarterly beginning on June 30, 2015.   Subject to the terms and conditions of the 10% Agreement, each investor is granted warrants equal to their 10% Note principal divided by 2 (the “10% Warrants”).  The 10% Warrants shall be exercisable for a period of one year after grant date and have an exercise price of $3.30, which was the Company’s closing price per share on the date the 10% Warrants were granted.  In connection with the balance of the 10% Notes issued at May 7, 2015, the Company granted 100,000 10% Warrants, which had a fair value of approximately $90,000 on the grant date.  The Company expects to record the fair value of the warrants as a debt discount and amortize the value through interest expense through the maturity date of these notes.  The Company’s agreements with each of the investors are separate agreements, and the sales of the 10% Notes and the 10% Warrants to each of the investors are separate sales.

On May 14, 2015, the Company hired and appointed two individuals as vice-presidents of General Cannabis Consulting (the “GC Consultants”), a wholly-owned subsidiary of Advanced Cannabis Solutions, Inc.  The GC Consultants were previously with a Colorado-based cannabis consulting firm specializing in license competition, compliance advising services, cultivation operation & logistical support design/build services and ongoing cultivation management services.  Total annual cash salaries for the GC Consultants is currently estimated to be approximately. The Company intends to issue equity compensation to the GC Consultants during the second quarter of 2015.  A third individual was hired by the Company to provide consulting services on a temporary basis.

In accordance with ASC Topic 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through April 27, 2015, the date of available issuance of these unaudited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

PART I

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this quarterly report and the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of operations appearing in the Company’s Annual Report on Form 10-K as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and for the period from June 5, 2013 (Inception) to December 31, 2013 (the “2013 Fiscal Period”). The results of operations for an interim period may not give a true indication of results for future interim periods or the year.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or intended.

When this report uses the words “ACS,” and the “Company,” they refer to Advanced Cannabis Solutions, Inc., dba “General Cannabis Corporation.”

Products, Services and Customers

Advanced Cannabis Solutions, Inc. provides products and services to the regulated cannabis industry, which include the following:

Real Estate Leasing

The Company’s real estate business primarily includes the acquisition and leasing of cultivation space and related facilities to licensed marijuana growers and dispensary owners for their operations. Management anticipates that these facilities will range in size from 5,000 to 50,000 square feet. These facilities will only be leased to tenants that possess the requisite state licenses to operate cultivation facilities. The leases with the tenants will provide certain requirements that permit the Company to continually evaluate its tenants’ compliance with applicable laws and regulations.

The Company has a credit facility to finance the acquisition of real estate.

As of the date of this report, the Company owned one cultivation property that is located in a suburb of Pueblo, Colorado.  The property consists of approximately three acres of land, which includes a 5,000 square foot steel building, and parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022 (the “Pueblo West Property”).

The Company has identified other properties that are currently under review for purchase and leaseback to licensed cannabis cultivators in Colorado. These projects include the purchase and leaseback of existing, currently operating facilities, as well as proposed new construction projects. These opportunities are in Denver and Pueblo counties in Colorado and can be purchased and/or constructed for amounts ranging from $750,000 to $5 million for each project. There can be no assurance that the Company will be able to complete any of these transactions.

Shared Office Space, Networking and Event Services

In October 2014, the Company purchased a former retail bank located at 6565 East Evans Avenue, Denver, Colorado 80224, which has been branded as The Greenhouse (“The Greenhouse”).  The building is a 16,056 square-foot facility, which will be converted to serve as the largest shared workspace for entrepreneurs, professionals and others serving the cannabis industry.  Clients will be able to lease space to use as offices, meeting rooms, lecture, educational and networking facilities, and individual workstations.

The Greenhouse has approximately 2,000 square feet on its ground floor that is dedicated to a consumer banking design.

The Company plans to continue to acquire commercial real estate and lease office space to non-regulated participants in the cannabis industry. These participants include media, internet, packaging, lighting, cultivation supplies, and financial services. In exchange for certain services that may be provided to these tenants, the Company expects to receive rental income in the form of cash. In certain cases, the Company may acquire equity interests or provide debt capital to these non-regulated businesses.

Security and Cash Management Services

In March 2015, GC Security, LLC, a Colorado limited liability company incorporated in 2015 and wholly-owned subsidiary of the Company (“GCS”), acquired substantially all of the assets of Iron Protection Group, LLC (“IPG”), a Colorado limited liability company (the “IPG APA”).  GCS, which will continue to do business as “Iron Protection Group,” provides advanced security, including on-site professionals and video surveillance, to licensed cannabis cultivators and retail shops. Iron Protection Group has approximately fifty static guards who service fifteen clients throughout Colorado.  The acquisition is anticipated to add annualized revenue of approximately $1.5 million in 2015.

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

The Company is exploring lending opportunities in Oregon, Washington, and Colorado. The Company’s finance strategy will include making direct term loans and providing revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products.  These loans will generally be secured to the maximum extent permitted by law.  The Company believes there is a significant demand for this financing.  The Company is pursuing the prospects surrounding other finance services including customized finance, capital formation, and banking, for participants in the cannabis industry.

Wholesale Supply

The Company’s wholesale supply business, ACS Wholesale, is a reseller of supplies to the cannabis market. ACS Wholesale works with industry leaders and innovators to deliver high-quality products that are compliant with applicable regulations and with a focus on products that are manufactured in the United States.   ACS Wholesale operates out of a leased, 1,800 square-foot warehouse located in Colorado Springs, Colorado.

Consulting and Advisory

The Company delivers comprehensive consulting services that include design and construction to approved and licensed cannabis operators, as well as assistance with licensure and related applications for potential cannabis operators.  The Company’s business plan is based on the future growth of the regulated cannabis market in the United States. The Company will provide general advisory services for business development, facilities design and construction, cultivation and retail operations, marketing and the improvement and expansion of existing operations.

Operating Segments

As of the date of this filing, all of the Company’s operations were conducted within the state of Colorado.  As of the date of this filing, the Company’s operations are divided into three operating segments: (i) Finance and Real Estate; (ii) Wholesale Supply; and (iii) Security.

The Company’s Finance and Real Estate operating segment provides participants in the cannabis industry with industry finance and leasing services, shared space, as well as networking and event services, as discussed above.  The Company’s Wholesale Supply operating segment, ACS Wholesale, provides customers with nutrients and other supplies for growing and customizable specialty products.  Acquired in March 2015, the Company’s Security operating segment provides protection and security services to licensed and approved operators in the cannabis industry.

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

Results of Operations

The following discussion analyzes the Company’s financial condition and summarizes the results of operations for the three months ended March 31, 2015 and 2014. This discussion and analysis should be read in conjunction with the Company’s financial statements included as part of this report.

Net Revenues

Net revenues of $42,720 and $48,765 for the three months ended March 31, 2015 and 2014, respectively, were primarily comprised of tenant rental revenue, wholesale net sales, security services revenue, and consulting fee revenue. Tenant rental revenue, which relates to real estate leasing of the Company’s property in Pueblo, Colorado to a licensed medical cannabis cultivator, was $26,677 and $28,765 for March 31, 2015 and 2014, respectively. Net wholesale sales were $12,798 and $0 for the three months ended March 31, 2015 and 2014, respectively.  The Company’s wholesale business commenced operations in May 2014 and its performance is a result of the Company’s ability to penetrate a difficult segment of the cannabis industry.  Net security services revenue was $3,245 and $0 for the three months ended March 31, 2015 and 2014, respectively.  The Company’s security services business was acquired on March 26, 2015 and includes on-site guard services, cash transport services, and remote video surveillance.  Consulting revenue, net was $0 and $20,000 for the three months ended March 31, 2015 and 2014, respectively. Consulting revenue, net for the three months ended March 31, 2014 relates to revenue earned on a consulting contract that was mutually cancelled during the third quarter of 2014.

Operating Expense

Operating expenses, which consist of general and administrative expenses, payroll and related expenses, share-based compensation, professional fees, office expense and depreciation and amortization expense, were $537,143 and $252,932 for the three months ended March 31, 2015 and 2014, respectively.  Operating expenses were similar for the comparable periods, with the exception of share-based compensation of $248,625 and $0 for the three months ended March 31, 2015 and 2014, respectively.

General and administrative expense, which is primarily comprised of corporate expenses, insurance premiums, travel and promotion, and website maintenance, was $82,941 and $54,476, for the three months ended March 31, 2015 and 2014, respectively. The increase in general and administrative expenses is primarily due to increased insurance premiums and travel and conference expenses, as the Company continues to build its presence in the industry.  The increase in general and administrative expenses is also a result of costs relating to the Company’s purchase of The Greenhouse, as well as expenses incurred in preparing for the Company’s acquisition of IPG at the end of March 2015. Payroll and related expense, which is primarily comprised of management and staff salaries and the Company’s share of health benefit premiums was $89,199 and $105,135 for the three months ended March 31, 2015 and 2014, respectively. This decrease is primarily due to lower executive compensation during the first quarter 2015 as compared with the same period 2014.  Share-based compensation expense was $248,625 and $0 for the three months ended March 31, 2015 and 2014, respectively.  Share-based compensation expense in 2015 was primarily due to issued and accrued stock payable to Infinity Capital.  On August 4, 2014, pursuant to an agreement with Michael Feinsod, the Company’s Board of Directors (the “Board”) appointed Michael Feinsod as Chairman of the Board and approved the issuance of common stock to Infinity Capital, LLC (“Infinity Capital”), an investment management company Mr. Feinsod founded in 1999 (the “Feinsod Agreement”).

Professional fees, which are primarily comprised of legal, accounting and audit fees, and filing fees, were $94,107 and $82,516 for the three months ended March 31, 2015 and 2014, respectively. Professional fees incurred during 2015 were primarily related to the Company’s acquisition of IPG and fees incurred by the Company in its pursuit to be quoted on the OTC Markets Pink Sheets, which occurred on April 28, 2015. Professional fees during 2014 primarily relate to legal and accounting fees after the Company’s reverse merger during fourth quarter 2013. Office expense, which is primarily comprised of rent expense and office supplies, was $13,264 and $7,689 for the three months ended March 31, 2015 and 2014, respectively. The increase in office expense was primarily due to the Company’s change in its headquarters location to 6565 East Evans Avenue, Denver, CO 80224, which is a larger facility than the office space that the Company previously rented in Colorado Springs. Depreciation and amortization expense was $9,007 and $3,116 for the three months ended March 31, 2015 and 2014, respectively. The increase in depreciation and amortization expense is due to an increase in the Company’s depreciable asset base in 2015 compared with 2014.

Other Expense

Other expense consists of amortization of debt discount and deferred financing costs, interest expense, and change in the fair value of derivative liability. Other expense was $334,070 and $1,001,755 for the three months ended March 31, 2015 and 2014, respectively. Amortization expense of debt discount and deferred financing costs was $242,630 and $304,841 for the three months ended March 31, 2015 and 2014, respectively.  The decrease in amortization of debt discount relates primarily to the accelerated amortization expense as a result of debt conversions that occurred during first quarter 2014. Interest expense was $69,207 and $49,274 for the three months ended March 31, 2015 and 2014, respectively.  Interest expense increased in 2015 primarily as a result of mortgage interest on The Greenhouse, which was purchased in October 2014.  The derivative loss relates to the change in the value of the derivative liability recorded during the first quarter 2014.  The decrease in the loss on the change in the fair value of the derivative liability from $647,640 for the three months ended March 31, 2014 to $22,233 for the three months period ended March 31, 2015 is primarily due to the decrease in Series C Warrants outstanding from 1,000,000 at March 31, 2014 to 185,000 at March 31, 2015.  On January 21, 2015, Full Circle executed its option to cashlessly exercise approximately 85% of its outstanding warrants in exchange for 660,263 shares of the Company’s common stock.

Net Loss and Per Share Data

Net loss was $828,493 and $1,205,922 for the three months ended March 31, 2015 and 2014, respectively. Based on the weighted average number of common shares outstanding for the three months ended March 31, 2015 and 2014 of 13,095,465 and 13,659,997, respectively, net loss per share was $0.06 and $0.09 for the three months ended March 31, 2015 and 2014, respectively.  The Company’s net loss included approximately $522,000 and $956,000 for the three months ended March 31, 2015 and 2014, respectively, relating to non-cash items, primarily resulting from amortization of debt discount and deferred financing costs, loss in fair value of derivative liability and stock-based compensation expense.

The Company, which was incorporated on June 3, 2013 (Inception), has incurred a loss since Inception resulting in an accumulated deficit of approximately $8,470,000 as of March 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no guarantee that the Company will be successful in achieving these objectives.

Liquidity and Capital Resources

The Company discusses its liquidity and capital resources below for the three months ended March 31, 2015 and 2014:

	2015	2014
Net cash used in operating activities	$290,061	$329,983
Amortization of debt discount and deferred financing costs (non-cash)	242,630	310,841
Issuance of stock for services (non-cash)	248,625	-
Changes in fair value of derivative liability, net (non-cash)	22,233	647,640

Net cash used in investing activities	13,253	8,250

Net cash provided by financing activities	237,466	1,795,663
Proceeds from short-term financing from related party	239,000	-
Proceeds from sale of common stock and warrants	-	400,000
Proceeds from sale of convertible notes	-	1,412,400

Operating Activities

During the three months ended March 31, 2015, cash flows used in operating activities were $290,061. During the first quarter 2015, the Company incurred net loss of $828,493, of which approximately $522,000 relates to non-cash items, primarily resulting from amortization of debt discount and deferred financing costs of $242,630, loss in fair value of derivative liability of $22,233 and stock-based compensation expense of $248,625.  Approximately $15,900 was used in a net of increases in inventory and prepayments and other assets, offset by an increase in accounts payable and accruals, an increase in deferred rental revenue and a decrease in accounts receivable, as the Company continues to improve its cash management procedures.

During the three months ended March 31, 2014, cash flows used in operating activities were $329,983. During the first quarter 2014, the Company incurred net loss of $1,205,922, of which approximately $956,000 related to non-cash items, primarily resulting from amortization of debt discount and deferred financing costs of $310,841 and loss in fair value of derivative liability of $647,640.  The Company used approximately $86,000 for increases in receivables, prepaid expenses and decreases in accounts payable and accruals.

Investing Activities

During the three months ended March 31, 2015, cash flows used in investing activities were $13,253 relating to construction in progress for The Greenhouse, which serves as the Company’s corporate headquarters and will be repurposed as a shared workspace and networking facility for companies who serve the cannabis industry.  During the three months ended March 31, 2014, cash flows used in investing activities were $8,250 relating to the purchase of office furniture, fixtures and equipment.

Financing Activities

During the three months ended March 31, 2015, cash provided by financing activities was $237,466, primarily as a result of an increase in short-term financing from Infinity Capital, LLC.  During the three months ended March 31, 2014, the Company raised net funding of $1,812,400 through its sale of warrants of $400,000, and issuance of convertible notes of $1,412,400.

Contractual Obligations

The Company had the following contractual obligations, including interest, as of March 31, 2015:

	Amounts Due in
Description	Total	2015	2016	2017	2018		2019	Thereafter
12% Convertible notes (3)	$1,360,000	$-	$-	$-	$1,360,000		$-	$-
Mortgage on Pueblo Property	$211,065	$15,067	$20,089	$20,089	$155,820		$-	$-
Mortgage on The Greenhouse, Denver, CO (1)	$780,306	$53,351	$726,955	$-	$-		$-	$-
Senior secured note to Infinity Capital (2)	$239,000	$239,000	$-	$-	$-		$-	$-
Office rental	$27,333	$9,639	$13,238	$4,456	$-		$-	$-
TOTAL	$2,617,704	$317,057	$760,282	$24,545	$1,515,820	$		$-

(1)

Pursuant to the terms of the Company’s Greenhouse Mortgage with Evans Lendco.

(2)

Pursuant to the terms of the Company’s note with Infinity Capital.

(3)

As of December 1, 2015, all of the requirements for conversion of the Convertible Notes will have been met and the Company intends to elect its option to convert the remaining Convertible Notes on such date.

Critical Accounting Policies

Preparation of the Company’s financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014 describes the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, management evaluates the critical accounting policies used to prepare the Company’s consolidated financial statements, including, but not limited to, those related to:

•

revenue recognition;

•

conventional convertible debt;

•

derivative liabilities, beneficial conversion features and debt discounts;

•

fair value measurements;

•

use of estimates; and

•

going concern.

There have been no significant changes in these aforementioned critical accounting policies.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures of are being made only in accordance with authorizations of the Company’s management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the Company’s inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Assessment of Internal Control over Financial Reporting

The Company’s management assessed the effectiveness of internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and exist at March 31, 2015.

Remediation of Material Weaknesses

While management believes that the Company’s financial statements previously filed in the Company’s Securities and Exchange Commission (“SEC”)  reports have been properly recorded and disclosed in accordance with US GAAP, based on the control deficiencies identified above, the Company has designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•

Management is in the process of further enhancing the Company’s internal finance and accounting organizational structure, which includes engaging and hiring additional resources, and employing emerging technologies.

•

Management is in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•

Management is are in the process of strengthening the Company’s internal policies and enhancing processes for ensuring consistent treatment and recording of reserve estimates and that validation of conclusions regarding significant accounting policies and their application to business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

Management understands that in order to remediate the material weaknesses, additional segregation of duties, changes in personnel, and technologies are necessary. The Company does not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated.

Management has inspected the consolidated financial statements and underlying information included herein in detail and believes the procedures performed are adequate to fairly present the Company’s financial position, results of operations and cash flows for the periods presented in all material respects.

This Quarterly Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the SEC that permits us to provide only management’s report in this Quarterly Report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the Company’s evaluation conducted of the effectiveness of internal control over financial reporting as of March 31, 2015 that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required regarding market risk factors.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2015 the Company acquired IPG.  Pursuant to the terms of the IPG APA by and among the Company, GCS and IPG, the Company will deliver to the sole shareholder 500,000 restricted shares of the Company’s common stock, which will vest over a one year period. In addition, the Company delivered to IPG vested warrants to purchase an aggregate of 500,000 shares of the Company’s common stock for a term of three years.  The exercise prices are (i) $4.50 for warrants to purchase 250,000 shares of the Company’s common stock, and (i) $5.00 for warrants to purchase another 250,000 shares of the Company’s common stock.

On May 1, 2015, the Company and Robert L. Frichtel entered into an Executive Employment Agreement (the “Frichtel Agreement”) and an Option Agreement (the “Frichtel Option Agreement”), pursuant to which Mr. Frichtel will receive options to purchase 300,000 shares of the Company’s common stock at a price of $3.75 per share (which price was based on the closing price of the Company’s common stock on May 1, 2015), 100,000 of which vested upon execution of the Frichtel Agreement, and provided that Mr. Frichtel remains an employee of the Company on each date, 100,000 of which will vest on May 1, 2016, and the remaining 100,000 will vest on May 1, 2017.

On May 1, 2015, the Company and Full Circle entered into Amendment No. 2 to the Series C Warrants, pursuant to which Full Circle cashlessly exercised 160,000 warrants and received 100,000 shares of the Company’s common stock.  On May 4, 2015, Full Circle exercised its remaining warrants under the Series C Warrants to purchase 25,000 shares of the Company’s common stock for $4.00 per share.  There are no more warrants under the Series C Warrants outstanding.

On May 7, 2015, the Company completed the closing on a private placement of $200,000 pursuant to a Promissory Note and Warrant Purchase Agreement (the “10% Agreement”) between the Company and certain accredited investors.  Under the 10% Agreement, the Company can sell up to $2,000,000 of notes to investors, each note with a denomination of a minimum of $50,000 (each such note, a “10% Note,” and collectively, the “10% Notes”).  The 10% Notes mature on May 1, 2016 and carry an interest rate of 10% per annum, with interest payable quarterly beginning on June 30, 2015.   Subject to the terms and conditions of the 10% Agreement, each investor is granted warrants equal to their Note principal divided by 2 (the “10% Warrants”).  The 10% Warrants shall be exercisable for a period of one year after grant date and have an exercise price of the Company’s closing price per share on the date of grant.  In connection with the balance of the 10% Notes issued at May 7, 2015, the Company granted 100,000 10% Warrants.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

Item 6.  Exhibits

Exhibits
10.1	Employment Agreement between the Company and Robert L. Frichtel
10.2	Incentive Stock Option Agreement between the Company and Robert L. Frichtel
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*

*	Filed herewith
**

This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED CANNABIS SOLUTIONS, INC.

Date: May 15, 2015	By:	/s/Robert Frichtel
Robert Frichtel, Principal Executive Officer, and a Director

	By:	/s/ Brian Kozel
Brian Kozel, Principal Financial and Accounting Officer