Form 10-Q
period 2015-06-30
GENERAL CANNABIS CORP
filed 2015-08-24
CIK 1477009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended June 30, 2015.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

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

As of August 21, 2015, there were 14,529,277 issued and outstanding shares of the Company’s common stock.

GENERAL CANNABIS CORPORATION

FORM 10-Q

GENERAL CANNABIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,371	$165,536
Accounts receivable	73,190	18,319
Prepaid expenses and other current assets	104,622	22,402
Inventory, net	54,807	70,341
Total current assets	248,990	276,598

Property and equipment, net	1,731,957	1,707,410
Intangible assets, net	1,342,937	—
Goodwill	487,000	—
Deferred financing costs, net	63,889	83,056
Total Assets	$3,873,973	$2,067,064

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accrued stock payable, current portion	$1,714,947	$385,917
Related party line of credit	289,000	—
Notes payable (net of discount), less current portion	195,001	6,337
Interest payable	68,572	16,470
Accounts payable and accrued expenses	140,781	83,185
Deferred rental revenue	36,884	—
Warrant derivative liability	—	3,893,904
Total current liabilities	2,445,185	4,385,813

Notes payable (net of debt discount), less current portion	1,111,143	1,055,797
Accrued stock payable, less current portion	300,848	138,125
Tenant deposits	9,204	8,854
Total liabilities	3,866,380	5,588,589

Commitments and Contingencies

Stockholders’ Equity (Deficiency)
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized; 14,393,409 shares and 12,499,933 shares issued and outstanding on June 30, 2015 and December 31, 2014, respectively	14,393	12,500
Additional paid-in capital	12,812,016	4,107,076
Accumulated deficit	(12,818,816)	(7,641,101)

Total Stockholders’ Equity (Deficiency)	(7,593)	(3,521,525)
Total Liabilities & Stockholders’ Equity (Deficiency)	$3,873,973	$2,067,064

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
REVENUES
Service revenues	$376,722	$33,600	$394,104	$53,600
Tenant revenues	37,911	28,765	64,588	57,530
Wholesale revenues	12,569	17,758	25,367	17,758
Total revenues	427,202	80,123	484,059	128,888

COSTS AND EXPENSES
Cost of service revenues	242,951	14,850	257,088	29,700
Cost of goods sold	5,764	17,323	12,142	17,323
Selling, general and administrative	435,279	181,103	620,683	333,553
Share-based compensation	3,855,465	—	4,104,090	—
Professional fees	162,768	118,538	250,497	201,054
Depreciation and amortization	66,871	3,116	75,878	6,232
Total costs and expenses	4,769,098	334,930	5,320,378	587,862

OPERATING LOSS	(4,341,896)	(254,807)	(4,836,319)	(458,974)

OTHER INCOME (EXPENSE)
Amortization of debt discount and deferred financing costs	(134,195)	(113,040)	(376,825)	(417,881)
Interest expense	(78,498)	(78,836)	(147,705)	(128,110)
Net gain (loss) on derivative liability	232,867	223,876	210,634	(423,764)
Other expense	(27,500)	—	(27,500)	—
Total other income (expense), net	(7,326)	32,000	(341,396)	(969,755

NET LOSS	$(4,349,222)	$(222,807)	$(5,177,715)	$(1,428,729)

PER SHARE DATA
Net loss per share – basic and diluted	$(0.31)	$(0.02)	$(0.38)	$(0.11)
Weighted average number of common shares outstanding - basic and diluted	14,054,673	13,439,159	13,577,719	13,548,968

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(5,177,715)	$(1,428,729)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	357,658	417,881
Amortization of deferred financing costs	19,167	15,972
Gain (loss) on derivative liability, net	(210,634)	423,764
Bad debt expense	4,320	26,400
Depreciation and amortization expense	75,878	6,232
Issue/ grant of equity instruments for services	3,551,850	—
Equity instruments to be issued/ granted for services	552,240	—
Changes in operating assets and liabilities
Increase in accounts receivable	(59,191)	(135,869)
(Increase) in prepaid expenses and other assets	(82,220)	(4,005)
Decrease/ (increase) in inventory	15,534	(26,427)
Increase in interest payable	53,165	3,669
Increase in other liabilities	94,830	11,492
Net cash used in operating activities:	(805,118)	(689,620)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(42,562)	(11,449)
Increase in other capitalized assets	—	(20,000)
Net cash used in investing activities	(42,562)	(31,449)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of cash expenses	325,000	1,412,400
Increase in short-term financing from related party	289,000	—
Proceeds from sale of warrants, net	—	400,000
Principal repayment on convertible notes payable	(3,101)	(3,178)
Proceeds from exercise of warrants for shares of common stock, net	87,616	—
Deferred financing costs	—	(15,000)
Net cash provided by financing activities	698,515	1,794,222

NET (DECREASE) INCREASE IN CASH	(149,165)	1,073,153
CASH, BEGINNING OF PERIOD	165,536	427,436
CASH, END OF PERIOD	$16,371	$1,500,589

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$95,540	$123,448

Supplemental disclosure on non-cash financing activities
Acquisition of IPG, net of cash received	$1,887,000	$—
Non-cash financing costs	$—	$100,000
Convertible notes payable settled in stock	$290,000	$255,000
Interest on convertible notes payable settled in stock	$1,063	$3,669
Warrants issued in connection with debt recorded as debt discount	$145,547	$—
Issuance of common stock upon cashless conversion of warrants by Full Circle	$3,683,270	$—
Issuance of common stock from accrued stock payable	$114,487	$—

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

1.   NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corporation (the “Company,” “GCC,” or “GC Corp.”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013 (Inception) and provides products and services to the regulated cannabis industry.  The Company’s primary operations include real estate leasing, shared office space, networking and event services, security and cash management services, industry finance, wholesale supply, and consulting and advisory.

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

The Company leases cultivation equipment and facilities to customers in the cannabis industry. This includes sale lease-back transactions of grow lights, tenant improvements and other grow equipment. The Company’s finance strategy will include providing customized finance, direct term loans and revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products.

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

The Company delivers comprehensive consulting services that includes design and construction to approved and licensed cannabis operators, as well as assistance with licensure and related applications for potential cannabis operators. The Company’s business plan is based on the future growth of the regulated cannabis market in the United States. The Company provides general advisory services for business development, facilities design and construction, cultivation and retail operations, marketing and the improvement and expansion of existing operations.

The Company’s wholesale supply business, GC Supply, is a reseller of supplies to the cannabis market. GC Supply works with industry leaders and innovators to deliver high-quality products that are compliant with applicable regulations and with a focus on products that are manufactured in the United States. GC Supply operates out of a leased, 1,800 square-foot warehouse located in Colorado Springs, Colorado.

While GC Corp. does not grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, the Company may be irreparably harmed by a change in enforcement by the federal or state governments.

Principles of Consolidation

The condensed consolidated financial statements include the results of GCC, and its five wholly-owned subsidiary companies, ACS Colorado Corp., a Colorado corporation formed in 2013; Advanced Cannabis Solutions Corporation, a Colorado corporation formed in 2013, 6565 E. Evans Avenue LLC (“6565 Evans”), a Colorado limited liability company formed in 2014, General Cannabis Capital Corporation (“GCCC”), a Colorado corporation formed in 2015 and GCS, a Colorado limited liability company formed in 2015.

Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, ACS Corp., which was formed in the State of Colorado on June 6, 2013.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2014 has been derived from audited statements and (b) the condensed consolidated unaudited financial statements as of June 30, 2015 and 2014, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations expected for the year ending December 31, 2015.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. The consolidated financial statements and notes are the representation of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied to the preparation of the financial statements.

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

Concentration of Cash Balances

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of June 30, 2015). At June 30, 2015 and December 31, 2014, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts.

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

Intangible Assets and Goodwill

Intangible assets are stated at cost and consist primarily of customer relationships, non-compete agreements with key employees, and marketing-related intangibles. The Company’s intangible assets are being amortized on a straight-line basis over a period of two to ten years. The life assigned to customer relationships acquired is based on management’s estimate of our expected customer attrition rate. The attrition rate is estimated based on historical contract longevity and management’s operating experience.

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

If it is determined that sufficient indicators of potential impairment exists to require an interim goodwill impairment analysis for a reporting unit, the Company compares the reporting unit’s carrying value to its estimated fair value and, accordingly, performs a second phase of the goodwill impairment test (“Step 2”). Under Step 2, the fair value of the reporting unit’s assets and liabilities are estimated, including tangible assets and intangible assets for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill is then compared to the carrying value of the goodwill to determine the amount of the impairment, if any.  There were no impairments to goodwill recorded during the six months ended June 30, 2015.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with ASC 360-10, Property, Plant and Equipment.  The Company tests for impairment losses on long-lived assets used in operations, including property, plant and equipment, and identifiable intangible assets, excluding goodwill, whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on the Company’s operating results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through the date of this report, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that the demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

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

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 - Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date.  The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of cash, accounts receivable, other receivables, prepaid expenses, deferred financing costs, accounts payable and accrued expenses, notes payable and tenant deposits. The carrying values of these financial instruments approximate their fair value due to their short maturities. The Company’s derivative liability is a Level 3 estimated fair market value instrument (see Note 13).

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

Inventory

Inventory consisting of wholesale finished goods is stated at the lower-of-cost (first-in, first-out (“FIFO”)) or market value. Amounts paid to suppliers for inventory not yet received is classified as prepaid inventory. Once received, the cost of inventory is reclassified into inventory. The Company periodically assesses inventory for both potential obsolescence and potential loss of value based primarily on management’s estimated forecast of product demand.  During the three-months ended June 30, 2015, the Company concluded that it incurred a loss in value of inventory of approximately $27,500.  The loss in value of inventory is due to certain nutrients in our Wholesale Supply segment’s inventory that have underperformed in the marketplace.

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

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.  The tax years subject to examination by major tax jurisdictions include the 2013 Fiscal Period and forward by the U.S. Internal Revenue Service, and the various states.

Net Income (Loss) Per Share

The Company computes net income (loss) per share by dividing the net income (loss) by the weighted average number of common shares outstanding in accordance with ASC 260, Earnings Per Share. Diluted earnings or loss per share is computed using the weighted average common shares and diluted potential common shares outstanding. Warrants, stock options and common stock issuable upon the conversion of the Company’s convertible notes payable have not been included in the computation as the effect would be anti-dilutive and would decrease the loss per share as the Company has incurred losses in all periods reported.  As of June 30, 2015 and 2014, the Company had the following potentially dilutive shares outstanding:

	June 30, 2015	June 30, 2014
Common stock issuable upon conversion of convertible debt (see Note 10).	272,000	376,000
Stock options (see Note 12).	625,000	—
Warrants (see Note 12).	2,468,200	2,015,700
Total	3,365,200	2,391,700

Business Segments

At June 30, 2015, the Company reported four operating segments in accordance with ASC 280, Segment Reporting (“ASC 280”). As of the date of this filing, the Company’s operations are conducted primarily within the state of Colorado and the Company’s operations are divided into four operating segments: (i) Finance and Real Estate; (ii) Wholesale Supply; (iii) Security; and (iv) Consulting. Our Chief Executive Officer has been identified as the chief decision maker.

The Company’s Finance and Real Estate operating segment provides participants in the cannabis industry with industry finance and leasing services, shared space, as well as networking and event services, as discussed above.  Acquired in March 2015, the Company’s Security operating segment provides protection and security services to licensed and approved operators in the cannabis industry. The Company’s Consulting segment, GC Consulting, provides advice and consulting services to existing and new cannabis-related cultivation, operational and retail ventures. The Company’s Wholesale Supply operating segment, GC Supply, provides customers with nutrients and other supplies for growing and customizable specialty products.

Recently Issued Accounting Standards

Consolidation Reporting

In February 2015, the FASB issued ASU 2015-02, “Consolidation: Amendments to the Consolidation Analysis” (“ASU 2015-02”). This standard update is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current U.S. GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. The amendments in ASU 2015-02 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The adoption of ASU 2015-02 is not expected to have an impact on the Company’s consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The adoption of this standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company had an accumulated deficit of approximately $12,819,000 and $7,641,000 as of June 30, 2015 and December 31, 2014, respectively, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On April 10, 2014, quotation of the Company’s common stock resumed on the OTC Market’s OTCBB after having been suspended by the SEC on March 27, 2014.  On April 28, 2015, the Company’s stock was uplisted to the OTC Market’s OTCQB.

4.   BUSINESS ACQUISITION

On March 26, 2015, GCS, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “IPG APA”) by and among the Company, GCS and Iron Protection Group, LLC, a Colorado limited liability company (“IPG” or the “Seller”), whereby GCS agreed to acquire substantially all of the assets of Seller (the “IPG Acquisition”). Pursuant to the terms of the IPG APA, the Company will deliver to Seller 500,000 restricted shares of the Company’s common stock, which will vest over a one-year period (100,000 shares vest on October 1, 2015; 200,000 shares vest on January 1, 2016; and 200,000 shares vest on April 1, 2016).

In addition, the Company delivered to Seller three-year warrants (the “IPG Warrants”) to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of: (i) $4.50 for warrants to purchase 250,000 shares of the Company’s common stock, and (i) $5.00 for warrants to purchase another 250,000 shares of the Company’s common stock. The IPG APA contains certain provisions that require Seller to forfeit a portion of the stock consideration in the event that Seller violates its obligations under the IPG APA relating to non-competition and non-disclosure. The closing date of the IPG Acquisition was March 26, 2015 and the Company has initially calculated the purchase price of the IPG Acquisition to be approximately $1,887,000. At the acquisition date and pursuant to the IPG APA, the Company did not assume any of the Seller’s liabilities and there were no tangible assets of significance.

Calculation of Purchase Price

The total purchase price for IPG was approximately $1,887,000 and was comprised of stock and warrants (see Note 12 for the Company’s calculation of fair values below):

Stock consideration	$1,054,000
Warrants issued with $4.50 exercise price	421,000
Warrants issued with $5.00 exercise price	412,000
Total purchase price	$1,887,000

The $1,054,000 value of stock consideration has been included in accrued stock payable as of June 30, 2015.

Preliminary Allocation of Purchase Price

The purchase price allocation continues to be preliminary as of June 30, 2015 due to its accounting significance. Management anticipates completing the Company’s purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date. The preliminary purchase price allocation as of the date of the acquisition is set forth in the table below and reflects various fair value estimates and analysis. These estimates were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists.

Intangible assets:
Customer relationship intangible	$1,000,000
Marketing-related intangibles	200,000
Non-compete agreements	200,000
Goodwill	487,000
Total intangible assets	$1,887,000

In connection with the Company’s acquisition of IPG, the Company will issue to the sole shareholder of the Seller 100,000 fully vested warrants to purchase shares of the Company’s stock if sales of the Security business segment exceed $3,000,000 for the year ended December 31, 2015.  If the warrants are issued, they will have an exercise price of $2.48, which was the Company’s closing share price on March 26, 2015.  Should the sole shareholder of the Seller cease employment with the Company, the right to receive these warrants will be forfeited.  At March 26, 2015, the fair value of the warrants was calculated to be approximately $188,000.  This has not been included in the purchase price or accrued as contingent compensation at June 30, 2015.

5.   INTANGIBLE ASSETS AND GOODWILL

Intangible Assets, Net

Intangible assets, net as of June 30, 2015 consisted of the following:

	Gross	Accumulated Amortization	Net
Customer relationship intangible	$1,000,000	$(26,301)	$973,699
Marketing-related intangibles	200,000	(5,261)	194,739
Non-compete agreements	200,000	(26,301)	173,699
Intangible assets, net	$1,400,000	$(57,863)	$1,342,137

The useful lives of amortizable intangible assets are as follows:

Asset	Life
Customer relationship intangible	10 years
Marketing-related intangibles	10 years
Non-compete agreements	2 years

The following table represents the estimated future amortization expense of intangible assets as of June 30, 2015:

Fiscal Year	Amount
Remainder of 2015	$110,904
2016	220,602
2017	143,014
2018	120,000
2019	120,000
2020	120,329
Thereafter	507,288
Total intangible assets	$1,342,137

The Company began amortizing the above intangible assets on April 1, 2015 and recorded amortization expense on intangible assets of $57,863 and $57,863 for the three-month and six-month periods ended June 30, 2015, respectively.

Goodwill

In connection with the Company’s purchase of IPG, the Company had recorded goodwill of $487,000. The Company had not recognized any impairment as of June 30, 2015.

6.   PROPERTY AND EQUIPMENT

The following table summarizes property and equipment and related accumulated depreciation:

	June 30, 2015	December 31, 2014
Land	$812,340	$812,340
Buildings	724,284	724,284
Leasehold improvements	49,784	45,000
Furniture, fixtures and equipment	18,905	15,792
Construction in progress	172,721	138,056
Property and equipment, gross	1,778,034	1,735,472
Less: Accumulated depreciation	(46,077)	(28,062)
Property and equipment, net	$1,731,957	$1,707,410

Depreciation expense was $9,008 and $3,116 for the three months ended June 30, 2015 and 2014, respectively, and $18,015 and $6,232 for the six months ended June 30, 2015 and 2014, respectively.

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

CIP of approximately $173,000 at June 30, 2015 was capitalized in conjunction with the Company’s renovation of The Greenhouse.  CIP includes approximately $114,000 relating to the value of common stock and warrants issued to Spector Group II, LLP, a New York limited liability partnership (“Spector Group”), to act as the design architect for The Greenhouse.  Management of the Company anticipates that additional cash expenditures to complete The Greenhouse will approximate $150,000.

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

The deferred financing costs of $115,000 are being amortized over the estimated term of the long-term financing agreement of three years (see Note 10). Amortization expense was approximately $9,600 and $9,600 for the three months ended June 30, 2015 and 2014, respectively, and approximately $19,200 and $16,000 for the six months ended June 30, 2015 and 2014, respectively. The unamortized deferred financing balance was approximately $64,000 and $83,000 at June 30, 2015 and December 31, 2014, respectively.

8.   RECEIVABLES

The Company’s Finance and Real Estate and Security segments have revenue and accounts receivable which are concentrated among certain customers, all of which operate in the cannabis industry.

The Company’s Finance and Real Estate segment owns, operates, and leases warehouse and office space to tenants (See Note 9).   The Security segment provides on-site and transportation security services for clients operating in the cannabis industry. At June 30, 2015 and December 31, 2014, tenant rental receipts exceeded revenue recognized by $36,884 and $0, respectively, which was recorded as deferred rental revenue at period end.  At June 30, 2015, the Company had $73,190 in accounts receivable due from clients.

Accounts receivable due from significant customers representing 10% or more of accounts receivable consist of:

		June 30, 2015	December 31, 2014
Customer 1	Finance and Real Estate	(1)	100%
Customer 2	Security	36.5%	(2)
Customer 3	Security	21.7%	(2)

(1)   As of June 30, 2015, the Company has recorded a deferred rental revenue, as described above.

(2)   The Company acquired its Security segment in March 2015.

Revenues from significant customers representing 10% or more of revenues consist of:

		Three months ended		Six months ended
		June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Customer A	Security	36.54%	(1)	32.25%	(1)
Customer B	Finance and Real Estate	(2)	43.24%	13.34%	41.59%
Customer C	Consulting	(2)	30.06%	(2)	41.64%

(1)   The Company acquired its Security segment in March 2015.

(2)   Customer revenue as a percentage of total revenue was less than 10% for the periods above.

The following discloses scheduled tenant receipts for the remainder of 2015, the next five fiscal years, and thereafter:

2015	$54,187
2016	110,536
2017	112,753
2018	115,008
2019	117,308
2020	119,655
Thereafter	126,548
Total scheduled rental receipts	$755,995

9.   BUSINESS SEGMENTS

At June 30, 2015, the Company reported four business segments in accordance with ASC 280: (i) Finance and Real Estate; (ii) Wholesale Supply; (iii) Security; and (iv) Consulting.

For the three months ended June 30, 2015 and 2014, respectively:

2015	Finance and Real Estate	Wholesale Supply	Security	Consulting	Corporate and Other	Total
Revenues	$37,911	$12,569	$376,722	$—	$—	$427,202
Costs and expenses	9,008	29,019	300,814	125,029	4,305,228	4,769,098
Other income (expense)	(77,498)	(27,500)	—	—	97,672	(7,326)
Net profit (loss)	(48,595)	(43,950)	75,908	(125,029)	(4,207,556)	(4,349,222)
Depreciation and amortization expense	9,008	—	57,863	—	—	66,871

2014	Finance and Real Estate	Wholesale Supply	Security	Consulting	Corporate and Other	Total
Revenues	$28,765	$17,758	$—	$33,600	$—	$80,123
Costs and expenses	3,116	42,520	—	14,850	274,444	334,930
Other income (expense)	(3,582)	—	—	—	35,582	32,000
Net profit (loss)	22,067	(24,762)	—	18,750	(238,862)	(222,807)
Depreciation and amortization expense	3,116	—	—	—	—	3,116

For the six months ended June 30, 2015 and 2014, respectively:

2015	Finance and Real Estate	Wholesale Supply	Security	Consulting	Corporate and Other	Total
Revenues	$64,588	$25,367	$394,104	$—	$—	$484,059
Costs and expenses	18,015	52,422	314,951	125,029	4,809,961	5,320,378
Other income (expense)	(155,029)	(27,500)	—	—	(158,867)	(341,396)
Net profit (loss)	(108,456)	(54,555)	79,153	(125,029)	(4,968,828)	(5,177,715)
Receivables (at June 30, 2015)	—	—	73,190	—	—	73,190
Depreciation and amortization expense	18,015	—	57,863	—	—	75,878

2014	Finance and Real Estate	Wholesale Supply	Security	Consulting	Corporate and Other	Total
Revenues	$57,530	$17,758	$—	$53,600	$—	$128,888
Costs and expenses	6,232	42,520	—	29,700	509,410	587,862
Other income (expense)	(5,987)	—	—	—	(963,768)	(969,755)
Net profit (loss)	45,311	(24,762)	—	23,900	(1,473,178)	(1,428,729)
Receivables (at December 31, 2014)	18,319	—	—	—	—	18,319
Depreciation and amortization expense	6,232	—	—	—	—	6,232

10.   LONG TERM DEBT

Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
12.0% convertible notes, due October 31, 2018, issued December 2013	$380,000	$530,000
8.5% convertible note payable, due December 31, 2018 (Pueblo West Property)	161,543	164,644
12.0% convertible notes, due October 31, 2018, issued January 2014	980,000	1,120,000
14.0% mortgage payable, due October 21, 2016 (The Greenhouse)	600,000	600,000
10.0% private placement notes, due May 1, 2016	325,000	—
Long-term debt	2,446,543	2,414,644
Unamortized discount	(1,140,399)	(1,352,510)
Long-term debt, net of unamortized discount	1,306,144	1,062,134
Debt maturing within one year (1)	(195,001)	(6,337)
Debt maturing after one year	$1,111,143	$1,055,797

(1)

Includes principal due within the next twelve months on the 8.5% convertible note payable (Pueblo West Property) and the 10.0% private placement notes, due May 1, 2016.

12% Convertible Notes

December 2013 Issuance

In December 2013, the Company entered into various convertible promissory notes with various third parties totaling $530,000 (the “December 2013 Issuance”), of which $380,000 and $530,000 was outstanding at June 30, 2015 and December 31, 2014, respectively. The principal amounts of these notes range between $10,000 and $150,000. Under the terms of these notes, they mature on October 31, 2018, accrue interest at 12.0% per annum, and are convertible into shares of the Company’s common stock at a conversion rate of $5.00 per share, with standard dilution clauses (i.e. dividends, stock splits, etc.). These notes are secured by a first lien on all of the Company’s assets, which the Company acquires with the proceeds from the sale of these notes.

The Company paid $66,000 to a placement agent for finder’s fees which the Company recorded as a debt discount as of  June 30, 2015 and December 31, 2014. In addition, the Company granted the placement agent warrants to purchase 10,600 shares at a price of $5.00 per share, (with standard dilution clause for dividends, stock splits, etc.) which vest immediately, and expire October 31, 2018. The value of the warrants was approximately $20,000 based on the Black-Scholes pricing model. The Company recorded the value of warrants as additional debt discount at issuance. The debt discount is being amortized over the life of the notes. The Company recorded debt discount amortization expense of $4,000 and $3,000 for the three months ended June 30, 2015 and 2014, respectively, and $21,000 and $6,000 for the six months ended June 30, 2015 and 2014, respectively.  The unamortized debt discount balance for these notes was approximately $46,000 and $67,000 at June 30, 2015 and December 31, 2014, respectively.

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

January 2014 Issuance

In January 2014, the Company entered into various convertible promissory notes with various third parties totaling $1,605,000 (the “January 2014 Issuance”), of which $980,000 and $1,120,000 was outstanding at June 30, 2015 and December 31, 2014, respectively. The principal amounts of these notes range between $10,000 and $200,000. Under the terms of these notes, they mature on October 31, 2018, accrue interest at 12.0% per annum, and are convertible into shares of the Company’s common stock at a conversion rate of $5.00 per share, with standard dilution clauses (i.e. dividends, stock splits, etc.). These notes are convertible at the election of the noteholder at any time on or before maturity date. These notes are secured by a first lien on all of the Company’s assets, which the Company acquires with the proceeds from the sale of these notes.

The Company paid  approximately $160,500 in debt issuance costs and $32,100 to a placement agent for finder’s fees which the Company recorded as a debt discount as of December 31, 2014. In addition, the Company granted the placement agent warrants to purchase 32,100 shares at a price of $5.00 per share, (with standard dilution clause for dividends, stock splits, etc.) which vest immediately, and expire October 31, 2018. The value of the warrants was approximately $84,000 based on the Black-Scholes pricing model.

To properly account for the January 2014 Issuance, the Company evaluated the debt instruments pursuant to ASC 815, to identify whether any equity-linked features in the convertible debt are freestanding or embedded. The January 2014 Issuance was issued availing the option for note holders to convert debt to common stock at fixed conversion price of $5.00 per share. The Company determined that the conversion feature was embedded in the January 2014 Issuance, but did not meet the definition of a derivative pursuant to ASC 815 and therefore should not be bifurcated. The Company concluded that the January 2014 Issuance was conventional debt and assessed under ASC 470-20 whether the January 2014 Issuance had a beneficial conversion feature. Since the initial conversion price of the security was less than the market value of the common stock at the time of issuance, it was determined that a beneficial conversion feature existed. The Company calculated the value of the beneficial conversion feature by estimating the intrinsic value using the lattice method.

The calculated value of the beneficial conversion feature and the combined value of the debt discount resulted in a value greater than the value of the debt and as such, the total discount was limited to the value of the debt balance of $1,605,000. The Company recorded debt discount amortization expense of approximately $52,000 and $110,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately $216,000 and $412,000 for the six months ended June 30, 2015 and 2014, respectively.   The unamortized discount balance was approximately $687,000 and $903,000 at June 30, 2015 and December 31, 2014, respectively.

Conversion of 12% Convertible Notes

Through June 30, 2015, one of the December 2013 Issuance note holders converted notes with principal balances totaling $150,000 into 30,000 shares of the Company’s common stock at a conversion price of $5.00 per share.  Through June 30, 2015, ten of the January 2014 Issuance note holders converted notes with principal balances totaling an aggregate of $625,000, and accrued interest of approximately $4,700 into 125,946 shares of the Company’s common stock at a conversion price of $5.00 per share.

Upon conversion, any remaining unamortized portions of debt discount relating to converted notes is immediately expensed to amortization expense. Amortization expense immediately expensed relating to converted notes was approximately $0 and $148,000 for the three months ended June 30, 2015 and 2014, respectively, and $123,000 and $148,000 for the six months ended June 30, 2015 and 2014, respectively.

After December 1, 2015, the remaining convertible notes in the December 2013 Issuance and the January 2014 Issuance (collectively, the “Convertible Notes”) will automatically convert to shares of the Company’s stock if the trading stock price has exceeded $10 for twenty consecutive trading days and the daily volume for those twenty consecutive trading days exceeds 25,000 shares.  As of April 24, 2014, these parameters have been met and the Company expects that the Convertible Notes will automatically convert to shares of the Company’s stock on December 1, 2015.  The Company’s Convertible Notes gross balance of $1,360,000 at June 30, 2015 is convertible to 272,000 shares of the Company’s stock.

8 ½% Convertible Note Payable (Pueblo West Property)

In December 2013, the Company executed a mortgage on its Pueblo West Property in the amount of $170,000 at 8 ½% interest with a term of five years and an amortization period of 15 years (the “Pueblo Mortgage”). This note is convertible at any time at $5.00 per share.

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

In addition, the Company granted 600,000 warrants to Evans Lendco, the note holder of the Greenhouse Mortgage, which expire on October 21, 2016.  The warrants vest immediately and allow for Evans Lendco to purchase 600,000 shares of the Company’s common stock at a price of $4.40 per share, (with standard dilution clause for dividends, stock splits, etc.). The relative fair value of the warrants was approximately $418,000 based on the Black-Scholes pricing model. The Company recorded the relative fair value of warrants as debt discount at issuance. The debt discount is being amortized to interest expense over the life of the notes. The amount amortized to interest expense was approximately $58,000 and 111,000 for the three and six month periods ended June 30, 2015. The unamortized debt discount balance at June 30, 2015 and December 31, 2014 was approximately $272,000 and $383,000, respectively.  On July 29, 2015, the Company exchanged 600,000 warrants previously issued to Evans Street Lendco, LLC (“Evans Lendco”) with 225,000 warrants to purchase shares of the Company’s stock at $1.20 per share with a term of 2 years (See Note 16).

10% Private Placement Notes

In May, 2015, the Company initiated a private placement pursuant to a Promissory Note and Warrant Purchase Agreement (the “10% Agreement”) between the Company and certain accredited investors for a term of one year for the note and 18 months for the warrants. Under the 10% Agreement, the Company can sell up to $2,000,000 of notes to investors, each note with a denomination of a minimum of $25,000 (each such note, a “10% Note,” and collectively, the “10% Notes”).  At June 30, 2015, the balance of 10% Notes was $325,000.  The Company performed an analysis to obtain a thorough understanding of the transaction. Pursuant to ASC 815 and ASC 470-20, the Company concluded that the 10% Notes should be accounted for as conventional debt and recorded the 10% Notes as debt instruments in their entirety.

Subject to the terms and conditions of the 10% Agreement, each investor is granted fully-vested warrants equal to their Note principal divided by 2 (the “10% Warrants”) (with standard dilution clause for dividends, stock splits, etc.).  The 10% Warrants shall be exercisable for a period of eighteen (18) months after grant date and have an exercise price of $1.08 per share. As of June 30, 2015, the Company had 162,500 10% Warrants outstanding to various investors.  The relative fair value of the warrants was approximately $146,000 based on the Black-Scholes pricing model. The Company recorded the relative fair value of warrants as debt discount at issuance. The debt discount is being amortized over the life of the notes. The amount amortized to interest expense was approximately $11,000 for the six months ended June 30, 2015. The unamortized debt discount balance at June 30, 2015 was approximately $135,000.

The tables below summarize the Company’s convertible notes activity during the six months ended June 30, 2015:

	Principal Balance	Debt Discount	Accrued Interest	Total
Balance at December 31, 2014	$2,414,644	$(1,352,510)	$16,470	$1,078,604
Issued during the period	325,000	(147,547)	—	179,453
Converted into shares of common stock	(290,000)	—	(1,063)	(291,063)
Amortization of debt discount	—	357,658	—	357,658
Payment of loan principal	(3,101)	—	—	(3,101)
Interest accrued during period	—	—	147,705	147,705
Interest paid during period	—	—	(94,540)	(94,540)
Balance at June 30, 2015	2,446,543	(1,140,399)	68,572	1,374,716
Less: Current portion (1)	(330,133)	135,132	—	(195,001)
Long-term debt	$2,116,410	$(1,005,267)	$68,572	$1,179,715

(1)

Includes principal due within the next twelve months on the 8.5% convertible note payable (Pueblo West Property) and the 10.0% private placement notes, due May 1, 2016.

Annual maturities of long-term debt (excluding unamortized discount) for the next five years ending December 31, and thereafter, consist of:

Remainder of 2015	$3,238
2016	931,897
2017	7,507
2018	1,503,901
2019	—
2020	—
Thereafter	—
$2,446,543

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

The six-year loan(s) will be secured by real estate acquired with the loan proceeds and will require interest-only payments at a rate of 12% a year, payable monthly. The funding of the loan(s) is subject to the execution of additional documents between the parties. The initial loan can, at any time, be converted into shares of the Company’s common stock at a conversion price of $5.00 per common share. It is contemplated that further advances will be convertible at 110% of the market price of the Company’s stock on the day of any advance, or the ten-day volume-weighted average price prior to the day of advance, whichever is lower. As of June 30, 2015, no amounts have been funded to the Company pursuant to the SPA. In connection with the SPA, Full Circle purchased warrants from the Company for $500,000 (see Note 12).

Operating Leases

The Company rents office space for its corporate needs. The Company entered into a month-to-month lease agreement in July 2013 to lease 2,000 square feet for an annual rate of $12,000, paid monthly. This lease was terminated effective April 1, 2014. On April 2, 2014, the Company entered into a three-year lease agreement to lease 3,000 square feet for its corporate offices. The Company’s lease for office space at 4445 Northpark Avenue, Colorado Springs, Colorado, 80907 was canceled without penalty, effective November 1, 2014.  The Company entered into a three-year agreement effective April 21, 2014 for a warehouse supply and distribution facility. The facility leased is 1,800 square feet and expires April 30, 2017.

Lease expense was approximately $3,200 and $10,197 for the three months ended June 30, 2015 and 2014, respectively, and $6,400 and $13,197 for the six months ended June 30, 2015 and 2014. The future obligations under this lease amount to approximately $6,500 for the remainder of 2015, $13,200 for 2016, and $4,500 for 2017.

Legal

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

12.   STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

From January 1, 2015 to June 30, 2015, three of the January 2014 Issuance note holders and one of the December 2013 Issuance note holders converted loan notes with principal balances totaling $290,000 and accrued interest of $1,063 into an aggregate of 58,213 shares of the Company’s common stock at a conversion price of $5.00 per share.

On January 21, 2015, Full Circle executed its option to cashlessly exercise 1,215,000 warrants in exchange for 660,263 common shares of the Company’s stock (See “Series C Warrants” below).

In January 2015, the Company issued 50,000 shares to Spector Group in satisfaction of architectural services performed for The Greenhouse. The shares were valued at approximately $114,000 and had been included in accrued stock payable at December 31, 2014.

Pursuant to the terms of the IPG APA, the Company will deliver to Seller 500,000 restricted shares of the Company’s common stock, which will vest over a one-year period.  On the date of the agreement, March 26, 2015, the 500,000 shares had an initial fair value of $1,240,000, based on a closing price per share of the Company of $2.48 on March 26, 2015.   Due to restrictions in the ability to trade the Company’s shares, a discount of fifteen percent (15%) was applied to the fair value of the shares the Company anticipates issuing to the Seller.  After taking into consideration the illiquidity of the shares, approximately $1,054,000 was recorded to accrued stock payable as a component of the purchase price of the IPG Acquisition (See Note 4).

On August 4, 2014, pursuant to an agreement with Michael Feinsod, the Company’s Board of Directors (the “Board”) appointed Michael Feinsod as Chairman of the Board and approved a compensatory arrangement with Infinity Capital LLC (“Infinity Capital”), an investment management company Mr. Feinsod founded in 1999 (the “Feinsod Agreement”).  Mr. Feinsod, who is a director of the Company, is deemed to be the beneficial owner of Infinity Capital.  On April 28, 2015, pursuant to the Feinsod Agreement, the Company issued 1,000,000 shares of its stock to Infinity Capital LLC as a result of the uplisting of the Company’s stock to the OTC Market’s OTCQB on April 28, 2015. On the date of issue, the 1,000,000 shares had an initial fair value of $3,490,000, based on a closing price per share of the Company of $3.49 on April 27, 2015. Due to restrictions in the ability to trade the Company’s shares, a discount of fifteen percent (15%) was applied to the fair value of the shares. After taking into consideration the illiquidity of the shares issued, $2,966,500 and was recorded to share-based compensation, $1,000 was recorded to common stock (par value) and $2,695,500 was recored to additional paid-in capital.

In connection with the Feinsod Agreement, the Company agreed to issue 150,000 shares of the Company’s common stock to Infinity Capital on each of the first and second anniversary of the agreement, contingent upon Mr. Feinsod remaining as a member of the Board at each of those dates. As it is the Company’s anticipation that Mr. Feinsod will remain a member of the Board through August 2016, during the three-months ended June 30, 2015, the Company recorded approximately $249,000 to share-based compensation, of which approximately $166,000 and $83,000 was recorded to accrued stock payable (current) and accrued stock payable (noncurrent), respectively. During the six months ended June 30, 2015, the Company recorded approximately $498,000 to share-based compensation, of which approximately $332,000 and $166,000 was recorded to accrued stock payable (current) and accrued stock payable (noncurrent), respectively.

On May 1, 2015, the Company and Full Circle entered into Amendment No. 2 to the Series C Warrants, pursuant to which Full Circle cashlessly exercised 160,000 warrants and received 100,000 shares of the Company’s common stock.  On May 4, 2015, Full Circle exercised its remaining warrants under the Series C Warrants to purchase 25,000 shares of the Company’s common stock for $4.00 per share (See “Series C Warrants” below and Note 13).

On May 13, 2015, the Company hired two individuals from the Next Big Crop (“NBC”), an unaffiliated entity serving the cannabis industry (“the NBC Consultants”). In connection with the hirings, the individuals will service the Company’s new and existing clients. The Company did not purchase any existing client base from NBC and upon execution of employment agreements, granted these persons a total of 100,000 shares of the Company’s common stock with a vesting date of January 1, 2016. On the date of grant, the 100,000 shares had an initial fair value of $311,000, based on a closing price per share of the Company of $3.11 on May 13, 2015. Due to restrictions in the ability to trade the Company’s shares, a discount of fifteen percent (15%) was applied to the fair value of the shares. After taking into consideration the illiquidity of the shares, the fair value was determined to be $264,350. During the three months ended June 30, 2015, the Company recorded $54,226 to share-based compensation and to accrued stock payable (current).

The following tables summarize the changes in shares of the Company’s common stock issued and outstanding for the six months ended June 30, 2015 and 2014, respectively:

	2015	2014
Beginning balance	12,499,933	15,137,200
Re-acquired from stockholders	0	(1,750,000)
Issued to Spector Group for services	50,000	0
Issued to Infinity Capital upon uplisting of the Company’s stock	1,000,000	0
Issued to Full Circle via cashless exercises (1)	760,263	0
Issued to Full Circle for cash consideration (1)	25,000	0
Issued in settlement of converted 12% Convertible Notes and accrued interest	58,213	51,733
Ending balance	14,393,409	13,438,933

(1)   See  “Series C Warrants” below and Note 13.

Options

On October 29, 2014, the Board authorized the adoption of the Company’s 2014 Equity Incentive Plan (the “Incentive Plan”), which is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the Incentive Plan with those of the Company and the Company’s stockholders. The Incentive Plan provides that up to 10 million shares of the Company’s common stock may be issued under the Plan.  On June 26, 2015, the Company’s stockholders ratified the Incentive Plan.

Options granted consists of the following at June 30, 2015:

Options Granted	Exercise Price	Number of Options Granted	Weighted Average Life (in months)	Aggregated Intrinsic Value(1)
October 2014 Grant	$3.70	125,000	36	$—
Frichtel	3.75	300,000	34	—
NBC Consultants	3.11	200,000	34	—
	$3.54	625,000	34.40

(1)

Amount represents the difference between the exercise price and the closing share price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

On May 1, 2015, the Company and Robert Frichtel entered into an Executive Employment Agreement (the “Frichtel Agreement”) and  an Option Agreement (the “Frichtel Option Agreement”) in order to secure Mr. Frichtel’s continued employment as the Company’s Chief Executive Officer. Pursuant to the Frichtel Option Agreement, Mr. Frichtel received options to purchase 300,000 shares of the Company’s common stock at a price of $3.75 per share (which price was based on the closing price of the Company’s common stock on May 1, 2015), 100,000 of which vested upon execution of the Frichtel Agreement, and provided that Mr. Frichtel remains an employee of the Company on each date, 100,000 of which will vest on May 1, 2016, and the remaining 100,000 will vest on May 1, 2017.  On the date of grant, these options had a fair value of approximately $848,500.  For the three months ended June 30, 2015, the Company recorded $353,571 to share-based compensation expense and to additional paid-in capital.  The remaining $494,922 in unrecognized compensation cost at June 30, 2015 will be recognized over the remaining vesting periods.

In connection with the Company’s hiring of the NBC Consultants as full-time emplpyees, the Company granted the individuals 200,000 options to purchase a total of 200,000 shares of the Company’s common stock.  Provided that both individuals remain employees of the Company through each date, 100,000 will vest on May 13, 2016, and 100,000 will vest on May 13, 2017.  On the date of grant, these options had a fair value of approximately $466,900.  For the three months ended June 30, 2015, the Company recorded  $46,053 to share-based compensation expense and to additional paid-in capital.  The remaining unrecognized compensation of $420,876  at June 30, 2015 will be recorded on a straight-line basis over the remaining vesting period.

As noted above, on October 29, 2014, the Company granted certain employees options to purchase the Company’s common stock (the “October 2014 Grant”).  At that time, the Incentive Plan had not been approved by the Company’s shareholders. These options, which vested immediately on the grant date, were valued at approximately $169,700 on June 26, 2015, the day the Company’s shareholders approved the Incentive Plan, which the Company recorded as share-based compensation expense and additional paid-in capital.

The following tables summarize the changes in options outstanding and exercisable for the three months ended June 30, 2015:

	Outstanding	Exercisable
Beginning balance	—	—
Granted/ Vested	625,000	100,000
Exercised	—	—
Canceled or forfeited	—	—
Ending balance	625,000	100,000

Fair Value of Options Granted

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values.  The Company estimated the fair value of the Company’s options using a Black-Scholes option pricing model and available information that management deems most relevant.  The following assumptions were used to derive the value of the options granted during the six months ended June 30, 2015:

	Frichtel	NBC Consultants	October 2014 Grant
Grant date	5/1/2015	5/13/2015	6/26/2015
Stock price on Grant date (1)	$3.75	$3.11	$2.10
Exercise price (2)	$3.75	$3.11	$3.70
Risk-free interest rate (3)	0.97%	0.97%	1.09%
Expected dividend yield (4)	0.00%	0.00%	0.00%
Expected term (in years) (5)	3	3	3
Expected volatility (6)	133%	132%	126%

(1)

Closing price of the Company’s stock on the valuation date;

(2)

Price at which the security can be purchased by exercising prior to expiration;

(3)

Risk-free interest rate is based on the U.S. Government Securities Treasury Bill constant maturity rate on the date of issuance;

(4)

The Company has not historically declared dividends;

(5)

Expected term of the security based on the respective expiration dates; and

(6)

Statistical measure (standard deviation) of the Company’s stock price to change over time.

Warrants

Warrants consists of the following at June 30, 2015:

Warrant Name	Exercise Price	Warrants Outstanding	Weighted Average Life of Outstanding Warrants in Months	Date of Expiration
Series A	$10.00	973,000	13	7/31/2016
Series B	5.00	42,700	40	10/31/2018
Evans	4.40	600,000	16	10/21/2016
Spector	4.40	150,000	16	12/12/2016
IPG ($4.50)	4.50	250,000	33	3/26/2018
IPG ($5.00)	5.00	250,000	33	3/26/2018
Castro	3.75	20,000	22	4/24/2017
PLR	3.49	20,000	22	4/27/2017
10% Notes	1.08	162,500	18	12/1/2016
	$6.46	2,468,200	18.91

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

On January 21, 2015, Full Circle executed its option to cashlessly exercise 1,215,000 warrants in exchange for 660,263 common shares of the Company’s stock (see Note 13).  On May 1, 2015, the Company and Full Circle entered into Amendment No. 2 to the Series C Warrants, pursuant to which Full Circle cashlessly exercised 160,000 warrants and received 100,000 shares of the Company’s common stock.  On May 4, 2015, Full Circle exercised its remaining 25,000 warrants under the Series C Warrants to purchase 25,000 shares of the Company’s common stock for $4.00 per share.  The Company issued a total of 760,263 shares of the Company’s common stock to Full Circle in exchange for Full Circle’s cashless exercise of 1,375,000 warrants, and issued 25,000 shares of the Company’s common stock to Full Circle in exchange for Full Circle’s exercise of 25,000 warrants for cash consideration of $100,000. There are no more warrants under the Series C Warrants outstanding (See Note 13).

IPG Warrants

In connection with the IPG APA, the Company issued to IPG fully-vested warrants to purchase 250,000 shares of the Company’s common stock at a conversion price of $4.50 per share, (the “IPG $4.50 Warrants”), and warrants 250,000 shares of the Company’s common stock at a conversion price of $5.00 per share (the “IPG $5.00 Warrants”) (collectively, the “IPG Warrants”). The IPG Warrants are subject to customary adjustments in the event of reclassification of the Company, consolidation of the Company, merger, subdivision of shares of the Company’s common stock, combination of shares of the Company’s common stock or payment of dividends in the form of the Company’s common stock. The IPG Warrants expire three years after their initial issuance date.  On the date of grant, the IPG $4.50 Warrants and the IPG $5.00 Warrants had fair values of approximately $421,000 and $412,000, respectively, based on the Black-Scholes pricing model, which was included in the purchase price of IPG (See Note 4).

Castro & PLR Warrants

On April 24, 2015, the Company and Rafael Castro entered into a one-year contract whereby Mr. Castro would provide the Company with services to raise capital.  In connection with the Company’s agreement with Mr. Castro, the Company granted  Mr. Castro warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $3.75 per share with a term of 2 years.  These warrants will vest over the service term and had a fair value of approximately $49,400 on the date of grant.

On April 27, 2015, the Company and Porter, LeVay & Rose, Inc. (“PLR”) entered into a one-year contract whereby PLR would provide the Company with investor relations services.  In connection with the Company’s agreement with PLR, the Company granted  PLR warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $3.49 per share with a term of 2 years. These warrants will vest over the service term and had a fair value of approximately $46,000 on the date of grant.

In connection with the Castro and PLR Warrants, for the three months ended June 30, 2015, the Company recorded $17,454 to share-based compensation expense and additional paid-in capital. The Company will revalue the warrants at each reporting period and recognize the remaining unrecognized compensation cost on a straight-line basis over the remaining contract periods.

10% Warrants

On May 7, 2015, the Company initiated a private placement pursuant to the 10% Agreement between the Company and certain accredited investors.  Each investor  was granted 10% Warrants (See Note 10).  The 10% Warrants are exercisable for a period of eighteen (18) months after grant date and have an exercise price of $1.08 per share. As of June 30, 2015, the Company had 162,500 10% Warrants outstanding to various investors (See Note 10).

The following tables summarize the changes in warrants issued and outstanding for the six months ended June 30, 2015 and 2014, respectively:

	2015	2014
Beginning balance	3,165,700	983,600
Issued to Full Circle (Series C)	—	1,400,000
Issued to placement agent (Series B)	—	32,100
Issued to IPG	500,000	—
Issued for services (Castro and PLR)	40,000	—
Issued in connection with private placement debt (10% Warrants)	162,500	—
Converted by Full Circle via cashless conversion option	(1,375,000)	—
Converted by Full Circle for cash consideration	(25,000)	—
Ending balance	2,468,200	2,415,700

Fair Value of Warrants

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values.  The Company estimated the fair value of the Company’s warrants using a Black-Scholes option pricing model and available information that management deems most relevant.  The following assumptions were used to derive the value of the warrants issued during the six months ended June 30, 2015:

	Castro	PLR	10% Notes (Weighted Average)
Grant date	4/24/2015	4/27/2015	6/1/2015
Stock price on Grant date (1)	$3.75	$3.49	$2.87
Exercise price (2)	$3.75	$3.49	$1.08
Risk-free interest rate (3)	0.54%	0.54%	0.45%
Expected dividend yield (4)	0.00%	0.00%	0.00%
Expected term (in years) (5)	2	2	1.5
Expected volatility (6)	134%	134%	130%

(1)

Closing price of the Company’s stock on the valuation date;

(2)

Price at which the security can be purchased by exercising prior to expiration;

(3)

Risk-free interest rate is based on the U.S. Government Securities Treasury Bill constant maturity rate on the date of issuance;

(4)

The Company has not historically declared dividends;

(5)

Expected term of the security based on the respective expiration dates; and

(6)

Statistical measure (standard deviation) of the Company’s stock price to change over time.

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

On January 21, 2015, Full Circle executed its option to cashlessly exercise 1,215,000 warrants in exchange for 660,263 common shares of the Company’s stock.  At the time of the cashlessly exercise, the fair value of the common shares was determined to be $3,314,520 based on the Company’s closing share price of $5.02 on January 21, 2015. Accordingly, the Company decreased the derivative liability by $3,314,520 and increased common stock by $660 and additional paid-in capital by $3,313,860.

On May 1, 2015, the Company and Full Circle entered into Amendment No. 2 to the Series C Warrants, pursuant to which Full Circle cashlessly exercised 160,000 warrants and received 100,000 shares of the Company’s common stock. On May 4, 2015, Full Circle exercised its remaining warrants under the Series C Warrants to purchase 25,000 shares of the Company’s common stock for $4.00 per share. Immediately preceding Full Circle’s exercises the fair values of the Series C Warrants were determined to be $593,394. The fair value of the 125,000 common shares issued to Full Circle were determined to be approximately $468,750, based on closing prices per share of $3.75 on May 1, 2015. Accordingly, the Company decreased the derivative liability by $601,617 and increased common stock by $125 and additional paid-in capital by $454,796, and $86,171 in cash received from Full Circle, net of $13,829 of settlement expenses paid. The Company recorded a net gain in the settlement of the warrant liability of $232,867 and $210,634 for the three and six-month periods ended June 30, 2015. There are no more warrants under the Series C Warrants outstanding.

In determining the value of Full Circle’s remaining warrants prior to exercise, the Company used the binomial pricing model and a stock price of $5.00 per share and utilized initial scenario stock prices of $3.00, $4.00, $6.00, and $7.00.  The Company utilized an expected term of 1.81 years which is the remaining term of Full Circle’s warrants and an early exercise factor of 1.33 to factor in an anticipation of early exercise of in-the-money warrants. The underlying assumptions used in our value of the derivative warrant liability at June 30, 2015 were:

	May 1, 2015	May 4, 2015
Current stock price	$3.75	$3.50
Exercise price of warrant	4.00	4.00
Risk-free interest rate	0.60%	0.60%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	1.81 years	1.81 years
Expected volatility	133%	133%
Early exercise factor	1.33	1.33

Changes in fair value of the derivative financial instruments are recognized in the Company’s consolidated statements of operations as a derivative gain or loss and are included in other income (expense). The warrant derivative gains (losses) are non-cash income (expenses); and loss on derivative liability, net, was included in other income (expense) in the Company’s consolidated statements of operations. The primary underlying risk exposure pertaining to the warrants was the change in fair value of the underlying common stock for each reporting period.

Changes in the derivative warrant liability for the three and six-month periods ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$601,617	$1,147,640	$3,893,904	$—
Fair value of warrants issued	—	—	—	1,368,908
Increase in derivative liability resulting from anti-dilution provision in agreement, with Full Circle	—	—	—	153,994
Increase (decrease) in the fair value of warrant liability	(8,223)	(223,876)	14,010	(599,138)
Reclassification to APIC for shares issued for Full Circle as a result of warrant exercises, net of cash received	(368,750)	—	(3,683,270)	—
(Gain) loss on settlement of derivative	(224,644)	—	(224,644)	—
Balance at end of period	$—	$923,764	$—	$923,764

Changes in the aggregate loss of the derivative warrant liability for the three and six-month periods ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance at beginning of period	$101,617	$647,640	$3,393,904	$—
Initial loss on recognition of derivative liability	—	—	—	868,908
Increase (decrease) in the fair value of warrant liability	(8,223)	(223,876)	14,010	(445,144)
Reclassification from (to) APIC for shares issued for Full Circle as a result of warrant exercises, net of initial consideration	131,250	—	(3,183,270)	—
(Gain) loss on settlement of derivative	(224,644)	—	(224,644)	—
Balance at end of period	$—	$423,764	$—	$423,764

14.   INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740. Deferred income taxes reflect the net effect of (i) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (ii) net operating loss carry-forwards. No net provision for refundable federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously.  No provision was made for income taxes for the three and six months periods ended June 30, 2015 and 2014. The Company, from the date of Inception, has incurred net operating losses for tax purposes of approximately $12,819,000. The net operating loss carry-forward may be used to reduce taxable income through the year 2033.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 30, 2015 and December 31, 2014, and has not recognized interest and/or penalties during the three and six-month periods ended June 30, 2015 and 2014, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months.  The tax years subject to examination by major tax jurisdictions include the years 2013 and forward by the U.S. Internal Revenue Service and for various states.

There was no significant difference between reportable income tax and statutory income tax, as the Company does not have significant temporary or permanent differences. For those years in which the Company has filed taxes, the Company’s sales have occurred within the State of Colorado, book depreciation expense approximates tax depreciation expense, and the Company did not incur any tax consequences for issuing warrants. Based on losses incurred since inception and an estimated federal tax rate of 35%, the Company calculated that it had a federal deferred tax asset of approximately $4,487,000 and $2,674,000 at June 30, 2015 and December 31, 2014, respectively. Based on an estimated Colorado state tax of 4.63% (flat tax rate applied to net income of corporation), the Company calculated that it had a state deferred tax asset of approximately $594,000 and $354,000 at June 30, 2015 and December 31, 2014, respectively. A 100% valuation allowance has been established against these deferred tax asset, as the utilization of the loss carry-forwards cannot be reasonably assured.

15.   RELATED PARTY TRANSACTIONS

In February 2015, the Company completed the closing of a private placement financing transaction with Infinity Capital, which purchased a senior secured note (the “Infinity Note”) from the Company in the principal amount of up to $300,000, as amended in April 2015. Infinity Capital agreed to make advances to the Company from time to time in amounts not to exceed the maximum principal amount. The balance of the Infinity Note was approximately $289,000 on June 30, 2015.  For the three and six-month periods ended June 30, 2015, interest expense was approximately $400 and $3,000, respectively, all of which was interest payable at June 30, 2015.  On July 1, 2015, the outstanding balance of $309,000 was converted to a 10% Note. The Company has since been advanced additional amounts under the terms of the Infinity Note (see Note 16).

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

16.   SUBSEQUENT EVENTS

On July 1, 2015, the Company and Elliot Singer entered into a one-year contract whereby Mr. Singer would provide the Company with investor relations services.  In connection with the Company’s agreement with Mr. Singer, the Company granted Mr. Singer an option to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.88 per share with a term of 3 years.

On July 1, 2015, Infinity Capital loaned the Company $20,000 under the terms of the Infinity Note. Immediately following this draw on the Infinity Note, the Company and Infinity Capital mutually agreed to transition the balance of the Infinity Note of $309,000 to a 10% Note. At the time of the conversion, Infinity Capital was issued 10% Warrants to purchase 154,000 shares of the Company’s common stock at an exercise price of $1.08 per share with a term of 18 months. After the transition of the outstanding balance of $309,000 to a 10% Note, and from July 2, 2015 through the date of this filing, Infinity Capital has advanced the Company $195,000 under the terms of the Infinity Note.

On July 15, 2015, the Company and Trevor McGarvey entered into a consulting agreement whereby Mr. McGarvey would provide the Company with industry advisory expertise and consulting services.   In connection with the Company’s agreement with Mr. McGarvey, which continues through February 28, 2016, the Company granted Mr. McGarvey 50,000 shares of the Company’s common stock at a price of $1.17 per share. These shares will vest on January 1, 2016.

On July 14, 2015, the Company and Peter Boockvar entered into an Employee Nonstatutory Stock Option Agreement (the “Boockvar Agreement”), pursuant to which Mr. Boockvar will receive options to purchase 150,000 shares of the Company’s common stock at a price of $2.15 per share and a term of 10 years, 50,000 of which vested upon execution of the Boockvar Agreement, and provided that Mr. Boockvar remains a director of the Company on each date, 50,000 of which will vest on June 26, 2016, and the remaining 50,000 will vest on June 26, 2017.

On July 29, 2015, the Company entered into a Securities Exchange Agreement (the “Evans Exchange Agreement”) with Evans Street Lendco, LLC (“Evans Lendco”) to exchange the 600,000 Evans Warrants. Pursuant to the Evans Exchange Agreement, the Company issued 225,000 new warrants to Evans Lendco to purchase shares of the Company’s stock at $1.20 per share with a term of 2 years (the “Evans-A Warrants”). With the exception of the new exercise term of 2 years and the new exercise price, the terms of the Evans-A Warrants and the Evans Warrants are identical, in all material respects.

On August 4, 2015, pursuant to the Feinsod Agreement, the Company issued 150,000 shares of common stock to Infinity Capital. Upon executing the Feinsod Agreement on August 4, 2014, the Company expected that Mr. Feinsod would remain a member of the Board through August 4, 2016, and had calculated the fair value of the shares of common stock that the Company expected to issue to Infinity Capital on August 4, 2015 and August 4, 2016.

Subsequent to June 30, 2015 through the date of this filing, one of the January 2014 Issuance note holders converted loan notes with a principal balance of $30,000 into 6,000 shares of the Company’s common stock at a conversion price of $5.00 per share.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of GC Corp.’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year.  This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this quarterly report and the Consolidated Financial Statements and related notes and MD&A of Financial Condition and Results of operations appearing in our Annual Report on Form 10-K as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and for the period from June 5, 2013 (Inception) to December 31, 2013 (the “2013 Fiscal Period”). The results of operations for an interim period may not give a true indication of results for future interim periods or the year.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.

When this report uses the words “we,” “us,” “our,” “GCC,” “GC Corp.,” and the “Company,” they refer to General Cannabis Corporation (formerly, “Advanced Cannabis Solutions, Inc.”).

Our Products, Services and Customers

GC Corp. operates in a rapidly evolving and highly regulated industry that, as has been estimated by some, will exceed $30 billion by the year 2020.  The Company has been and will continue to be aggressive in executing acquisitions and other opportunities that it believes will benefit the Company in the long-term.

Through its operating segments (Finance and Real Estate, Wholesale Supply, Security, and Consulting) the Company provides products and services to the regulated cannabis industry, which include the following:

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

The Greenhouse has approximately 5,000 square feet on its ground floor that is dedicated to a consumer banking design.

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

Security and Cash Management Services

In March 2015, GC Security, LLC, a Colorado limited liability company incorporated in 2015 and wholly-owned subsidiary of the Company (“GCS”), acquired substantially all of the assets of Iron Protection Group, LLC (“IPG”), a Colorado limited liability company (the “IPG APA”).  GCS, which will continue to do business as “Iron Protection Group,” provides advanced security, including on-site professionals and video surveillance, to licensed cannabis cultivators and retail shops. Iron Protection Group has approximately fifty static guards who service twenty clients throughout Colorado.  The acquisition is anticipated to add annualized revenue of approximately $1.2 million in 2015.

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

The Company is exploring lending opportunities in Oregon, Washington, Colorado, and Arizona. The Company’s finance strategy will include making direct term loans and providing revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products.  These loans will generally be secured to the maximum extent permitted by law.  The Company believes there is a significant demand for this financing.  The Company is pursuing other finance services including customized finance, capital formation, and banking, for participants in the cannabis industry.

Wholesale Supply

The Company’s wholesale supply business, GC Supply, is a reseller of supplies to the cannabis market. GC Supply works with industry leaders and innovators to deliver high-quality products that are compliant with applicable regulations and with a focus on products that are manufactured in the United States.   GC Supply operates out of a leased, 1,800 square-foot warehouse located in Colorado Springs, Colorado.

Consulting and Advisory

GC Consulting delivers comprehensive consulting and advisory services that include new license competition, compliance advisory services, cultivation operation and logistical support, facility design and building services, and ongoing cultivation management services.  The Company’s business plan is based on the future growth of the regulated cannabis market in the United States.

Subsidiary Structure

General Cannabis Corporation has five wholly-owned subsidiaries, Advanced Cannabis Solutions Corporation, a Colorado corporation formed in 2013, ACS Colorado Corp., a Colorado corporation formed in 2013; 6565 E. Evans Avenue LLC (“6565 Evans”), a Colorado limited liability company formed in 2014, General Cannabis Capital Corporation (“GCCC”), a Colorado corporation formed in 2015 and GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015.

Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, GC Corp. (formerly, ACS Corp.), which was formed in the State of Colorado on June 6, 2013.

Results of Operations

The following discussion analyzes our financial condition and summarizes the results of operations for the three and six month periods ended June 30, 2015 and 2014. This discussion and analysis is partitioned by operating segment (i) Finance and Real Estate; (ii) Wholesale Supply; (iii) Security; and (iv) Consulting, and should be read in conjunction with our financial statements included as part of this report.

Consolidated Results

Revenues were $427,202 and $80,123 for the three months ended June 30, 2015 and 2014, respectively, and $484,059 and $128,888 for the six months ended June 30, 2015 and 2014, respectively.  The increases in revenue are primarily due to positive performance of the Company’s acquisition of Iron Protection Group, which occurred in March 2015.

Costs and expenses were $4,769,098 and $334,930 for the three months ended June 30, 2015 and 2014, respectively, and $5,320,378 and $587,862 for the six months ended June 30, 2015 and 2014, respectively.  The increases in 2015 are due primarily to an increase in share-based compensation.  Share-based compensation, which is primarily allocated to “Corporate and Other,” was $3,855,465 and $4,104,090 for the three and six-month periods ended June 30, 2015.  On April 28, 2015, the Company’s stock was uplisted to the OTC Market’s OTCQB.  (On August 4, 2014, pursuant to an agreement with Michael Feinsod, the Company’s Board of Directors (the “Board”) appointed Michael Feinsod as Chairman of the Board and approved a compensatory arrangement with Infinity Capital LLC (“Infinity Capital”), an investment management company Mr. Feinsod founded in 1999 (the “Feinsod Agreement”)). On the date of issue, the 1,000,000 shares had an initial fair value of $3,490,000, based on a closing price per share of the Company of $3.49 on April 27, 2015. Due to restrictions in the ability to trade the Company’s shares, a discount of fifteen percent (15%) was applied to the fair value of the shares. After taking into consideration the illiquidity of the shares, approximately $2,966,500 and was recorded to share-based compensation and additional paid-in capital.  There was no share-based compensation expense for the corresponding periods in 2014. Also in connection with the Feinsod Agreement and the Company’s anticipation that Mr. Feinsod will remain a member of the Board through August 2016, the Company recorded share-based compensation of approximately $249,000 and $498,000 for the three and six-month periods ended June 30, 2015, respectively. During the three months ended June 30, 2015, the Company recorded share-based compensation for stock options granted of approximately $569,000 in connection with the Company’s 2014 Equity Incentive Plan which was established in October 2014 and ratified by the Company’s stockholders in July 2015.

Selling, general and administrative expenses and professional fees are allocated to “Corporate and Other”. Selling, general and administrative expenses were $435,279 and $181,103 for the three months ended June 30, 2015 and 2014, respectively, and $620,683 and $333,553 for the six months ended June 30, 2015 and 2014, respectively. The increases in 2015 are primarily due to an increase in administrative salaries in connection with the Company’s purchase of IPG and its hiring of individuals from Next Big Crop (“NBC”), as well as overhead expenses incurred on The Greenhouse. Professional fees were $162,768 and $118,538 for the three months ended June 30, 2015 and 2014, respectively, and $250,497 and $201,054 for the six months ended June 30, 2015 and 2014, respectively. The increases in professional fees in 2015 are, primarily, a result of the non-capitalizable expenditures relating to the Company’s purchase of IPG and an increase in fees in connection with regulatory filings.

Other income (expense) was $(7,326) and $32,000 for the three months ended June 30, 2015 and 2014, respectively, and $(341,396) and $(969,755) for the six months ended June 30, 2015 and 2014, respectively.   The primary reason for the variances between periods was a gain (loss) in the value of the derivative liability of $223,876 and $(423,764) for the three and six-month periods ended June 30, 2014, respectively.  The derivative liability was initially recorded during the first quarter of 2014 and decreased in value during the second quarter of 2014.   The gain in the value of the derivative liability was $232,867 and $210,634 for the three and six-month periods ended June 30, 2015, which resulted from the settlement of the Company’s derivative liability upon Full Circle’s exercising of its remaining 185,000 Series C Warrants in May 2015.

Amortization of debt discount and deferred financing costs was $(134,195) and $(113,040) for the three months ended June 30, 2015 and 2014, respectively, due to the Company’s private placement of its 10% Notes with attached 10% Warrants which were recorded as debt discount during the three months ended June 30, 2015 and amortization of the debt discount relating to The Greenhouse, which was purchased in October 2014. These increases were slightly offset by lower amortization expense of the Company’s 12% Convertible Notes due to conversions during the third quarter of 2014 and first quarter of 2015. Amortization of debt discount and deferred financing costs was $(376,825) and $(417,881) for the six months ended June 30, 2015 and 2014, respectively. The decrease from 2014 to 2015 is due to a larger expense of remaining debt discount balances on notes converted in 2014, somewhat offset by an increase in amortization expense relating to The Greenhouse. Interest expense was $(78,498) and $(78,836) for the three months ended June 30, 2015 and 2014, respectively, due to a higher average debt balance of approximately $2,260,000 for the three months ended June 30, 2015 compared to an average debt balance of approximately $2,150,000 for the three months ended June 30, 2014. This was offset by the issuance of lower-cost debt in 2015. Interest expense was $(147,705) and $(128,110) for the six months ended June 30, 2015 and 2014, respectively, primarily due to an increase in the average debt balance from approximately $1,980,000 for the six months ended June 30, 2014 to $2,250,000 for the six months ended June 30, 2015.

Net loss for the Company was $(4,461,222) and $(222,807) for the three months ended June 30, 2015 and 2014, respectively, and $(5,177,715) and $(1,428,729) for the six months ended June 30, 2015 and 2014, respectively.  Based on the weighted average shares outstanding for each period, Net loss per share for the Company was $(0.31) and $(0.02) for the three months ended June 30, 2015 and 2014, respectively, and $(0.38) and $(0.11) for the six months ended June 30, 2015 and 2014, respectively.

Finance and Real Estate

Revenues for the Finance and Real Estate segment were $37,911 and $28,765 for the three months ended June 30, 2015 and 2014, respectively, and $64,588 and $57,530 for the six months ended June 30, 2015 and 2014, respectively. The increases in revenue from 2014 to 2015 are due to tenant revenue at The Greenhouse in Denver, Colorado, which was acquired in October 2014 and is being renovated. Costs and expenses were $9,008 and $3,116 for the three months ended June 30, 2015 and 2014, respectively, and $18,015 and $6,232 for the six months ended June 30, 2015 and 2014, respectively. The amount is comprised of depreciation expense for the Pueblo Property, which the Company purchased in January 2014, and The Greenhouse. Other income (expense) was $(77,498) and $(3,582) for the three months ended June 30, 2015 and 2014, respectively, and $(155,029) and $(5,987) for the six months ended June 30, 2015 and 2014, respectively. The increases in 2015 are due to the interest expense on The Greenhouse and discount amortization expense associated with the Evans Warrants.

Wholesale Supply

Revenues for the Wholesale Supply segment were $12,659 and $17,758 for the three months ended June 30, 2015 and 2014, respectively. The decrease during three months ended June 30, 2015 was primarily due to increased competition and turnover in sales personnel. Revenues for the segment were $25,367 and $17,758 for the six months ended June 30, 2015 and 2014, respectively, due to the fact that our wholesale operations commenced during the second quarter of 2014. As such, the 2015 period had three months of additional operating activity. Costs and expenses reflect the segment’s cost of goods sold, warehouse lease expense, and personnel costs. Costs and expenses were $29,019 and $42,520 for the three months ended June 30, 2015 and 2014, respectively, and the variance is due primarily to a higher product cost in 2014. Costs and expenses were $52,422 and $42,520 for the six months ended June 30, 2015 and 2014, respectively, and the increase is due to six full months of operating activity in 2015, offset by a slightly lower cost of product. The Company recorded expense of $(27,500) in 2015 resulting from a loss in value of inventory due to certain nutrients in our Wholesale Supply segment's inventory that have underperformed in the marketplace.

Security

In March 2015, GCS, a wholly-owned subsidiary of the Company, purchased Iron Protection Group, LLC, a Colorado limited liability company (“IPG”). IPG comprises the Company’s Security segment. Revenues for the Security segment, which are derived primarily from guard service and cash transport, were $376,722 and $394,104 for the three and six-month periods ended June 30, 2015, respectively. Costs and expenses of $300,814 and $314,951 for the three and six-month periods ended June 30, 2015, respectively, were comprised primarily of payroll and transportation costs for guards of $242,951 and $257,088, respectively. Amortization of intangible assets relating to the Company’s purchase of IPG were $57,863 and $57,863 for the three and six-month periods ended June 30, 2015, respectively. At June 30, 2015, the segment’s receivables were $73,190.

Consulting

Revenues for the Consulting segment, were $33,600 and $53,600 for the three and six-month periods ended June 30, 2014, respectively, and were primarily a result of a contract with a Canadian client that was canceled during the third quarter of 2014.  There were no revenues in 2015.  However, as of June 30, 2015, the Consulting segment had collected approximately $3,000 in deposits from client contracts pursuing medical cannabis licenses in states other than Colorado.  These contracts are expected to result in revenue of at least $75,000 during the next two fiscal quarters of 2015.  Costs and expenses consist of compensation expenses and was $125,029 and $14,850 for the three months ended June 30, 2015 and 2014, respectively, and $125,029 and $29,700  for the six months ended June 30, 2015 and 2014, respectively.  Compensation expenses incurred during 2015 relate primarily to the hiring of two individuals from Next Big Crop (“NBC”), an unaffiliated entity serving the cannabis industry.

Liquidity and Capital Resources

The Company discusses its liquidity and capital resources below for the six months ended June 30, 2015 and 2014.  The table below shows significant cash and non-cash transactions that occurred during the periods:

	2015	2014
Net cash used in operating activities	$(805,118)	$(689,620)
Amortization of debt discount and debt financing costs (non-cash)	376,825	433,853
Share-based compensation (non-cash)	4,104,090	4,104,090
(Increase) decrease in fair value of derivative liability, net (non-cash)	(210,634)	423,764

Net cash provided by financing activities	698,515	1,794,222
Proceeds from issuance of notes payable, net of cash expenses	325,000	1,412,400
Increase in short-term financing from related party	289,000	—
Proceeds from sale of warrants, net	—	400,000

Operating Activities

Cash flows provided by (used in) operating activities were $(805,118) and $(689,620) for the six months ended June 30, 2015 and 2014, respectively. The Company incurred net losses of $(5,177,715) and $(1,428,729) for the six months ended June 30, 2015 and 2014, respectively, of which non-cash items accounted for $4,346,159 and $863,849, respectively. Most significantly, for the six months ended June 30, 2015 and 2014, share-based compensation was $4,104,090 and $0, respectively; amortization of debt discounts and debt financing costs was $376,825 and $433,853, respectively; and net (gain) loss on derivative liability was $(210,634) and $423,764, respectively.

Awards granted through share-based compensation during the current period were primarily incurred by the Company as a result of the Company’s stock uplisting and in connection with our strategy to secure talented individuals with industry experience and leadership expertise.  On April 28, 2015, the Company’s stock was uplisted to the OTC Market’s OTCQB and pursuant to the Feinsod Agreement, the Company issued 1,000,000 shares of its common stock to Infinity Capital, resulting in  stock compensation expense of approximately $3 million.  During 2015, the Company granted options to our Chief Executive Officer, a new board member, individuals with industry consulting experience, and key employees.

Investing Activities

Cash flows used in investing activities were $(42,562) and $(31,449) for the six months ended June 30, 2015 and 2014, respectively, primarily resulting from construction in progress for The Greenhouse in 2015 and minor equipment purchases and capitalized costs later written off in 2014.

Financing Activities

Cash flows provided by financing activities were $698,515 and $1,794,222 for the six months ended June 30, 2015 and 2014, respectively, primarily resulting from debt financing and the sale and issuance of warrants to purchase the Company’s stock.  In 2014, the Company issued convertible debt, net of discount of $1,412,400.  The convertible debt carries an interest rate of 12% per annum, payable quarterly.  After December 1, 2015, this convertible debt will automatically convert to shares of the Company’s common stock.  As such, the Company’s final interest payments on this debt will be as of December 1, 2015.  In 2014, the Company also sold Series C warrants to Full Circle for net proceeds of $400,000.  As of May 4, 2015, the Company issued a total of 785,263 in settlement of Full Circle’s 1,400,000 Series C Warrants for net cash proceeds of $87,616. At June 30, 2015, there are no Series C Warrants remaining.  In addition, the Company’s derivative liability valued at $3,893,904 at December 31, 2014, which had resulted from the beneficial conversion features in the Full Circle Agreement, was settled during the three months ended June 30, 2015.

For the six months ended June 30, 2015, the Company issued new debt of $614,000, of which $325,000 was raised through a private securities offering (see Form 8-K filed with the SEC on May 6, 2015).  The private placement debt (the “10% Notes”) carries an interest rate of 10% per annum and the Company issued warrants to investors of the 10% Notes.  The Company’s short-term financing from Infinity Capital, which carries an interest rate of 5%, was $289,000 at June 30, 2015.  The Company and Infinity Capital mutually agreed to transition the balance of the Infinity Note of $309,000 on July 1, 2015 to a 10% Note.  At the time of the conversion, Infinity Capital was issued 154,500 10% Warrants. After the transition of the outstanding balance of $309,000 to a 10% Note, and from July 2, 2015 through the date of this filing, Infinity Capital has advanced the Company $195,000 under the terms of the Infinity Note.

In April 2015, the Company’s common stock resumed quotation on the OTC Market’s OTCBB and was later uplisted to that Market’s OTCQB and in July 2015, the Company was selected by The Marijuana Index for inclusion in its MJIC US Reporting Index. The Marijuana Index is the leading equity-tracking index featuring public companies involved in the legalized marijuana and hemp sector. The Marijuana Index provides the most robust data set in the legal marijuana industry with a perpetually expanding assemblage of information available to brokers, analysts, investors and media.  The Company believes that these successes are a reflection of the Company’s strategic business and personnel acquisitions, improved operating cash flows, and effective branding and marketing.  We anticipate these successes, and the significant projected growth in the cannabis industry will continue to allow us to lower our cost of capital in future periods.

Non-GAAP Financial Measures

For the non-GAAP Adjusted EBITDA (Earnings (loss) Before Interest, Taxes, Depreciation and Amortization) per share-basic and diluted measures presented above, we have provided (1) the most directly comparable GAAP measure; (2) a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure; (3) an explanation of why our management believes this non-GAAP measure provides useful information to investors; and (4) additional purposes for which we use this non-GAAP measure.

We believe that the disclosure of Adjusted EBITDA per share-basic and diluted provides investors with a better comparison of our year-to-year operating results. We exclude the effects of certain items from net loss per share-basic and diluted when we evaluate key measures of our performance internally, and in assessing the impact of known trends and uncertainties on our business. We also believe that excluding the effects of these items provides a more balanced view of the underlying dynamics of our business. Adjusted EBITDA per share-diluted excludes the impacts of interest expense, tax expense, depreciation and amortization, gain (loss) on its derivative liability, and share-based compensation. Weighted average number of common shares outstanding - basic and diluted (adjusted) excludes the impact of shares issued in connection with share-based compensation.

Tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Quarterly Report on Form 10-Q. We present such non-GAAP supplemental financial information, as we believe such information provides additional meaningful methods of evaluating certain aspects of our operating performance from period to period on a basis that may not be otherwise apparent on a non-GAAP basis. This supplemental financial information should be considered in addition to, not in lieu of, our Condensed Consolidated Financial Statements.

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss	$(4,349,222)	$(222,807)	$(5,177,715)	$(1,428,729)
Adjustments:
Share-based compensation	3,855,465	—	4,104,090	—
Depreciation and amortization	66,871	3,116	75,878	6,232
Amortization of debt discount and debt financing costs	134,195	113,040	376,825	417,881
Interest expense	78,498	78,836	147,705	128,110
Net (gain) loss on derivative liability	(232,867)	(223,876)	(210,634)	423,764
Inventory lower of cost or market valuation adjustment	27,500	—	27,500	—
Total adjustments:	3,929,662	(28,884)	4,521,364	975,987
Adjusted EBITDA	$(419,560)	$(251,691)	$(656,351)	$(452,742)
Adjusted EBITDA per share - basic and diluted (adjusted)	$(0.03)	$(0.02)	$(0.05)	$(0.03)
Net loss per share – basic and diluted (per Condensed consolidated unaudited statements of operations)	$(0.31)	$(0.02)	$(0.38)	$(0.11)
Weighted average number of common shares outstanding - basic and diluted (adjusted)	13,351,376	13,439,159	13,224,127	13,548,968
Weighted average number of common shares outstanding - basic and diluted	14,054,673	13,439,159	13,577,719	13,548,968

Contractual Obligations

The Company had the following contractual obligations, including interest, as of June 30, 2015:

	Amounts Due in
Description	Total	2015	2016	2017	2018	2019	Thereafter
12% Convertible notes (3)	$1,426,960	$66,960	$—	$—	$1,360,000	$—	$—
Mortgage on Pueblo Property	$206,042	$10,044	$20,089	$20,089	$155,820	$—	$—
Mortgage on The Greenhouse, Denver (1)	$772,685	$45,730	$726,955	$—	$—	$—	$—
Senior secured note to Infinity Capital (2)	$289,000	$289,000	$—	$—	$—	$—	$—
10% Private placement notes	$352,287	$16,386	$335,901	$—	$—	$—	$—
Warehouse rental, Colorado Springs, CO	$24,120	$6,426	$13,238	$4,456	$—	$—	$—
TOTAL	$3,071,094	$434,546	$1,096,183	$24,545	$1,515,820	$—	$—

(1)

Pursuant to the terms of the Company’s Greenhouse Mortgage with Evans Lendco.

(2)

Pursuant to the terms of the Company’s Note with Infinity Capital.  On July 1, 2015 the Company’s Note with Infinity Capital was converted to a 10% Private Placement Note, with terms consistent with those of other investors.

(3)

As of December 1, 2015, we anticipate that all of the requirements for conversion of the 12% Convertible Notes will have been met and the Company intends to elect its option to convert the remaining 12% Convertible Notes on such date.  The amount due in 2015 represents the interest the Company would owe noteholders assuming that no noteholders convert their notes prior to the Company’s conversion on December 1, 2015.

Critical Accounting Policies

Preparation of our financial statements requires us to make estimates and assumptions which affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2014 and Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q  describe the significant accounting policies used in preparation of the Consolidated Financial Statements. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

•

revenue recognition;

•

conventional convertible debt;

•

derivative liabilities, beneficial conversion features and debt discounts;

•

fair value measurements;

•

business combinations;

•

share-based compensation;

•

use of estimates;

•

capital requirements; and

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and exist at June 30, 2015.

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

The Company’s Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the SEC that permits us to provide only management’s report in the Company's Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2015, that occurred during our current fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required regarding market risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2015, the Company acquired IPG.  Pursuant to the terms of the IPG APA by and among the Company, GCS and IPG, the Company will deliver to the sole shareholder of IPG 500,000 restricted shares of the Company’s common stock, which will vest over a one-year period. In addition, the Company delivered to IPG vested warrants to purchase an aggregate of 500,000 shares of the Company’s common stock for a term of three years.  The exercise prices are (i) $4.50 for warrants to purchase 250,000 shares of the Company’s common stock, and (ii) $5.00 for warrants to purchase another 250,000 shares of the Company’s common stock.

On April 24, 2015, the Company and Rafael Castro entered into a one-year contract whereby Mr. Castro would provide the Company with services to raise capital.  In connection with the Company’s agreement with Mr. Castro, the Company granted  Mr. Castro warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $3.75 per share with a term of 2 years.

On April 27, 2015, the Company and Porter, LeVay & Rose, Inc. (“PLR”) entered into a one-year contract whereby PLR would provide the Company with investor relations services. In connection with the Company’s agreement with PLR, the Company granted PLR warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $3.49 per share with a term of 2 years.

On April 28, 2015, pursuant to the Feinsod Agreement, the Company issued 1,000,000 shares of its common stock to Infinity Capital as a result of the uplisting of the Company’s stock to the OTC Market’s OTCQB on April 28, 2015. On the date of issue, the 1,000,000 shares had an initial fair value of $3,490,000, based on a closing price per share of the Company of $3.49 on April 27, 2015. Due to restrictions in the ability to trade the Company’s shares, a discount of fifteen percent (15%) was applied to the fair value of the shares. After taking into consideration the illiquidity of the shares, the common stock issued was had an estimated fair value of $2,966,500.

On May 1, 2015, the Company and Robert L. Frichtel entered into an Executive Employment Agreement (the “Frichtel Agreement”) and an Option Agreement (the “Frichtel Option Agreement”), pursuant to which Mr. Frichtel will receive options to purchase 300,000 shares of the Company’s common stock at a price of $3.75 per share with a term of 3 years, 100,000 of which vested upon execution of the Frichtel Agreement, and, provided that Mr. Frichtel remains an employee of the Company on each date, 100,000 of which will vest on May 1, 2016, and the remaining 100,000 will vest on May 1, 2017.

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

On May 7, 2015, the Company initiated a private placement pursuant to a Promissory Note and Warrant Purchase Agreement (the “10% Agreement”) between the Company and certain accredited investors.  Under the 10% Agreement, the Company can sell up to $2,000,000 of notes to investors, each note with a denomination of a minimum of $25,000 (each such note, a “10% Note,” and collectively, the “10% Notes”). Subject to the terms and conditions of the 10% Agreement, each investor is granted warrants equal to their Note principal divided by 2 (the “10% Warrants”).  The 10% Warrants shall be exercisable for a period of eighteen (18) months after grant date and have an exercise price of $1.08 per share. As of the date of this filing, the Company had 304,500 10% Warrants outstanding to various investors.

On May 13, 2015, the Company hired two individuals from Next Big Crop Consulting, Inc. (“NBC”) whereby the persons from NBC became employees of the Company and will provide the Company’s new and existing clients with cannabis industry consulting services through our Consulting segment. In connection with this agreement, the Company granted these persons a total of 100,000 shares of the Company’s common stock and options to purchase 200,000 shares of the Company’s common stock. The shares vest January 1, 2016. and were issued with a share price of $3.11 per share. The options, which were issued with an exercise price of $3.11 per share, have vesting dates of May 12, 2016 (100,000) and May 12, 2017 (100,000).

On July 1, 2015, the Company and Elliot Singer entered into a one-year contract whereby Mr. Singer would provide the Company with investor relations services.  In connection with the Company’s agreement with Mr. Singer, the Company granted  Mr. Singer options to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.88 per share with a term of 3 years.

On July 15, 2015, the Company and Trevor McGarvey entered into a consulting agreement whereby Mr. McGarvey will provide the Company with industry advisory expertise and consulting services.   In connection with the Company’s agreement with Mr. McGarvey, which continues through February 28, 2016, the Company granted Mr. McGarvey 50,000 shares of the Company’s common stock at price of $1.17 per share.

On July 14, 2015, the Company and Peter Boockvar entered into an Employee Nonstatutory Stock Option Agreement (the “Boockvar Agreement”), pursuant to which Mr. Boockvar will receive options to purchase 150,000 shares of the Company’s common stock at a price of $2.15 per share and a term of 10 years, 50,000 of which vested upon execution of the Boockvar Agreement, and, provided that Mr. Boockvar remains an director of the Company on each date, 50,000 of which will vest on July 14, 2016, and the remaining 50,000 will vest on July 14, 2017.

On July 29, 2015, the Company exchanged 600,000 warrants previously issued to Evans Street Lendco, LLC (“Evans Lendco”) with  warrants to purchase 225,000 shares of the Company’s stock at $1.20 per share with a term of 2 years.  The warrants previously issued to Evans Lendco were issued in connection with the Company’s purchase of The Greenhouse, in Denver, CO.

On August 4, 2015, pursuant to the Feinsod Agreement, the Company issued 150,000 shares of its common stock to Infinity Capital. Upon executing the Feinsod Agreement on August 4, 2014, the Company expected that Mr. Feinsod would remain a member of the Board through August 4, 2016, and had calculated the fair value of the shares of common stock that the Company expected to issue to Infinity Capital on August 4, 2015 and August 4, 2016.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITME 6.  Exhibits

Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORPORATION

Date: August 24, 2015	By:	/s/Robert Frichtel
Robert Frichtel, Principal Executive Officer

	By:	/s/ Brian Kozel
Brian Kozel, Principal Financial and Accounting Officer