Form 10-Q
period 2015-09-30
GENERAL CANNABIS CORP
filed 2015-11-13
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended September 30, 2015.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

6565 East Evans Avenue
Denver, CO 80224
(Address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of November 10, 2015, there were 14,399,421 issued and outstanding shares of the Company’s common stock.

GENERAL CANNABIS CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL CANNABIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$100,959	$165,536
Accounts receivable	90,583	18,319
Prepaid expenses and other current assets	111,807	22,402
Inventory, net	42,577	70,341
Total current assets	345,926	276,598

Property and equipment, net	1,745,647	1,707,410
Intangible assets, net	1,356,085	--
Goodwill	487,000	--
Deferred financing costs, net	--	83,056
Total Assets	$3,934,658	$2,067,064

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$250,720	$83,185
Interest payable	157,977	16,470
Line of credit – related party	365,000	--
Notes payable (net of discount), current portion	470,879	6,337
Deferred rental revenue	36,884	--
Accrued stock payable, current portion	2,353,417	385,917
Warrant derivative liability	--	3,893,904
Total current liabilities	3,634,877	4,385,813

Notes payable (net of debt discount), less current portion	1,208,314	1,055,797
Accrued stock payable, less current portion	--	138,125
Tenant deposits	9,204	8,854
Total Liabilities	4,852,395	5,588,589

Commitments and Contingencies	--	--

Stockholders’ Equity (Deficit)
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	--	--
Common Stock, $0.001 par value; 100,000,000 shares authorized; 14,399,421 shares and 12,499,933 shares issued and outstanding on September 30, 2015 and December 31, 2014, respectively	14,399	12,500
Additional paid-in capital	13,584,915	4,107,076
Accumulated deficit	(14,517,051)	(7,641,101)
Total Stockholders’ Equity (Deficit)	(917,737)	(3,521,525)

Total Liabilities & Stockholders’ Equity (Deficit)	$3,934,658	$2,067,064

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
REVENUES, net
Service	$554,458	$(13,600)	$948,561	$40,000
Tenant	29,365	28,764	93,954	86,294
Wholesale	9,494	39,263	34,861	57,021
Total revenues	593,317	54,427	1,077,376	183,315

COSTS AND EXPENSES
Cost of service revenues	416,838	--	673,926	--
Cost of goods sold	28,144	25,085	67,786	42,408
Selling, general and administrative	406,711	192,258	1,027,394	555,511
Share-based compensation	863,709	1,006,500	4,967,799	1,006,500
Professional fees	70,594	143,237	321,091	344,291
Depreciation and amortization	54,160	12,598	130,038	18,830
Total costs and expenses	1,840,156	1,379,678	7,188,034	1,967,540

OPERATING LOSS	(1,246,839)	(1,325,251)	(6,110,658)	(1,784,225)

OTHER INCOME (EXPENSE)
Amortization of debt discount and deferred financing costs	(285,090)	(237,561)	(661,915)	(671,414)
Interest expense	(166,306)	(66,215)	(314,011)	(178,353)
Net gain (loss) on derivative liability	--	(117,633)	210,634	(541,397)
Total other income (expense), net	(451,396)	(421,409)	(765,292)	(1,391,164)

NET LOSS	$(1,698,235)	$(1,746,660)	$(6,875,950)	$(3,175,389)

PER SHARE DATA
Net loss per share – basic and diluted	$(0.12)	$(0.13)	$(0.50)	$(0.24)
Weighted average number of common shares outstanding - basic and diluted	14,399,029	13,545,738	13,847,561	13,476,962

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(6,875,950)	$(3,175,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	580,691	645,858
Amortization of deferred financing costs	83,056	25,556
(Gain) loss on derivative liability, net	(210,634)	541,397
Depreciation and amortization expense	130,038	18,830
Equity-based payments - issued	4,143,550	887,669
Equity-based payments – payable	820,668	122,500
Changes in operating assets and liabilities (net of amounts acquired)
Accounts receivable	(72,264)	(33,598)
Prepaid expenses and other assets	(89,405)	(12,664)
Inventory	40,013	(62,805)
Accounts payable and accrued liabilities	335,150	33,075
Net cash used in operating activities:	(1,115,087)	(1,009,571)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(54,960)	(53,251)
Increase in other capitalized assets	--	(38,200)
Net cash used in investing activities	(54,960)	(91,451)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of cash expenses	659,000	1,412,400
Increase in line of credit -- related party	365,000	--
Payments on notes payable	(4,701)	(3,178)
Proceeds from sale of warrants, net	--	400,000
Proceeds from exercise of warrants for shares of common stock, net	86,171	--
Deferred financing costs	--	(15,000)
Net cash provided by financing activities	1,105,470	1,794,222

NET (DECREASE) INCREASE IN CASH	(64,577)	693,200
CASH, BEGINNING OF PERIOD	165,536	427,436
CASH, END OF PERIOD	$100,959	$1,120,636

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$173,627	$201,111

NON-CASH TRANSACTIONS
Acquisition of IPG with common stock payable, net of cash received	$1,887,000	$--
Acquisition of Chiefton with common stock payable	69,400	--
Warrants issued recorded as deferred financing costs	--	100,000
Convertible notes payable settled in common stock	320,000	485,000
Interest on convertible notes payable settled in common stock	1,123	3,669
Warrants issued in connection with debt recorded as debt discount	297,931	92,600
Beneficial conversion feature and warrants	--	1,412,400
Issuance of common stock upon cashless conversion of warrants by Full Circle	3,683,270	--
Issuance of common stock from accrued stock payable	114,693	--

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.   NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corporation (the “Company,” “we,” “us” or “GCC”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013 (Inception) and provides products and services to the regulated cannabis industry.  The Company’s primary operations include real estate leasing, shared office space, networking and event services, security and cash management services, industry finance, wholesale supply, and consulting and advisory.

Finance and Real Estate

The Company’s real estate leasing business primarily includes the acquisition and leasing of cultivation space and related facilities to licensed marijuana growers and dispensary owners for their operations.  As of the date of this report, the Company owns one cultivation property that is located in a suburb of Pueblo, Colorado (the “Pueblo West Property”). The property consists of approximately three acres of land, which includes a 5,000 square foot steel building, and parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022.

The Company leases cultivation equipment and facilities to customers in the cannabis industry. The Company may enter into sale lease-back transactions of grow lights, tenant improvements and other grow equipment. The Company’s finance strategy will include providing customized finance, direct term loans and revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products.

In October 2014, the Company purchased a former retail bank located at 6565 East Evans Avenue, Denver, Colorado 80224, which has been branded as The Greenhouse (“The Greenhouse”).  The building is a 16,056 square-foot facility, which will be converted to serve as a leading shared workspace for entrepreneurs, professionals and others serving the cannabis industry.  Clients will be able to lease space to use as offices, meeting rooms, lecture, educational and networking facilities, and individual workstations.

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

In September 2015, GCC acquired substantially all of the assets of Chiefton Supply Co. (“CSC”), and established a dba within GCC of Chiefton Supply Co. (“Chiefton”).  Chiefton designs, manufactures, distributes and sells apparel featuring graphic designs.

Security

In March 2015, the Company’s wholly owned subsidiary, GC Security, LLC (“GCS”), acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company.  GCS, which will continue to do business as “Iron Protection Group,” provides advanced security, including on-site professionals and video surveillance, to licensed cannabis cultivators and retail shops.

Consulting

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

Corporate

While the Company does not grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, the Company may be irreparably harmed by a change in enforcement by federal or state governments.

On April 28, 2015, the Company’s stock was uplisted and resumed quotation on the OTC Market’s OTCQB.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2014 has been derived from audited statements and (b) the condensed consolidated unaudited financial statements as of September 30, 2015 and 2014, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations expected for the year ending December 31, 2015.

The condensed consolidated financial statements include the results of GCC, and its five wholly-owned subsidiary companies: (a) ACS Colorado Corp., a Colorado corporation formed in 2013; (b) Advanced Cannabis Solutions Corporation, a Colorado corporation formed in 2013; (c) 6565 E. Evans Avenue LLC (“6565 Evans”), a Colorado limited liability company formed in 2014; (d)  General Cannabis Capital Corporation (“GCCC”), a Colorado corporation formed in 2015; and (e) GCS, a Colorado limited liability company formed in 2015. Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, ACS Corp., which was formed in the State of Colorado on June 6, 2013.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The reclassifications had no effect on net loss, total assets, or total stockholders’ equity (deficit).

Going Concern

The financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management believes that actions presently being taken to further implement its business plan and generate additional revenues provide opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate additional revenues and its ability to raise additional funds, there can be no assurances to that effect.

The Company had an accumulated deficit of $14,517,051 and $7,641,101, respectively, at September 30, 2015 and December 31, 2014, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Significant Accounting Policies

Business Combinations

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows. The Company allocates any excess purchase price over the fair value of the net assets and liabilities acquired to goodwill.  Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Concentration of Cash Balances

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000 per financial institution as of September 30, 2015).  At September 30, 2015 and December 31, 2014, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts.

Inventory

Inventory consisting of wholesale finished goods is stated at the lower-of-cost (first-in, first-out (“FIFO”)) or market value. During the three and nine months ended September 30, 2015, the Company incurred losses of $27,459 and $54,959, respectively, for inventory that had a market value below carrying value, included in cost of goods sold in the condensed consolidated statements of operations.

Intangible Assets and Goodwill

Intangible assets consist primarily of customer relationships, non-compete agreements with key employees, and marketing-related intangibles. The Company’s intangible assets are being amortized on a straight-line basis over a period of two to ten years. The life assigned to customer relationships acquired is based on management’s estimate of expected customer attrition rate. The attrition rate is estimated based on historical contract longevity and management’s operating experience.

Management evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying value of the intangible asset is amortized prospectively over the revised remaining useful life.  Any potential impairment is evaluated based on anticipated undiscounted future cash flows and actual customer attrition.

Management monitors the recoverability of goodwill recorded in connection with acquisitions, by reporting unit, annually, or more often if events or changes in circumstances indicate that the carrying amount may not be recoverable.

If it is determined that sufficient indicators of potential impairment exists to require an interim goodwill impairment analysis for a reporting unit, the Company compares the reporting unit’s carrying value to its estimated fair value and, accordingly, performs a second phase of the goodwill impairment test (“Step 2”). Under Step 2, the fair value of the reporting unit’s assets and liabilities are estimated, including tangible assets and intangible assets for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill is then compared to the carrying value of the goodwill to determine the amount of the impairment, if any.  There were no impairments to goodwill recorded during the nine months ended September 30, 2015.

Debt

We issue debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When we issue debt with warrants, we treat the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the condensed consolidated statement of operations.  The offset to the contra-liability is recorded as additional paid in capital in our condensed consolidated balance sheet.  We determine the value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the volatility of our stock.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the condensed consolidated statement of operations.  The debt is treated as conventional debt.

Convertible debt – derivative treatment – When we issue debt with a  conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows:  a) one or more underlyings, typically the price of the company’s stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity.  The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in stockholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance.  If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense.  Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt.  The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the condensed consolidated statement of operations.  The debt discount is amortized through interest expense over the life of the debt.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, the Company assesses whether it is a beneficial conversion feature (“BCF’).  A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date.  This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued.  The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the condensed consolidated balance sheet.  We amortize the balance over the life of the underlying debt as amortization of debt discount expense in the condensed consolidated statement of operations.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the condensed consolidated statement of operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Revenue Recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from tenant rentals is recognized on a straight-line basis over the reasonably assured lease term, and when collectability is reasonably assured. Consulting revenue is recognized based upon the payment terms within the contracts; and when collectability is reasonably assured. Revenue relating to our wholesale business is recognized at the time goods are sold.  Security services revenue is recognized as earned and billed to customers on terms agreed upon with the individual customer, usually weekly or bi-monthly.  We reduce revenue for estimated bad debts.

Reporting Segments

Our reporting segments consist of:  a) Finance and Real Estate; b) Wholesale Supply; c) Security; and d) Consulting.  Our Chief Executive Officer has been identified as the chief decision maker.  As of the date of this filing, the Company’s operations are conducted primarily within the state of Colorado.

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

NOTE 2.   BUSINESS ACQUISITIONS

IPG Acquisition

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

The aggregate consideration was as follows:

Common stock payable	$1,054,000
Warrants issued with $4.50 exercise price	421,000
Warrants issued with $5.00 exercise price	412,000
$1,887,000

The 500,000 shares of common stock were valued based on the closing price per share on March 26, 2015, or $2.48, reduced by a discount of 15% due to restrictions in the ability to trade the Company’s shares.  The $1,054,000 value of stock consideration is included in accrued stock payable on the condensed consolidated balance sheet as of September 30, 2015.  See Note 8 for a discussion of the warrants.

The preliminary purchase price allocation is as follows:

Intangible assets:
Customer relationship intangible	$1,000,000
Marketing-related intangibles	200,000
Non-compete agreements	200,000
Goodwill	487,000
$1,887,000

The purchase price allocation is preliminary as of September 30, 2015 as the Company finalizes its evaluation of the value of the customer relationships and marketing-related intangibles.  Management anticipates completing the Company’s purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date.

In connection with the Company’s acquisition of IPG, the Company will issue to the sole shareholder of the Seller 100,000 fully vested warrants to purchase shares of the Company’s stock if revenues of the Security segment exceed $3,000,000 for the year ended December 31, 2015.  If the warrants are issued, they will have an exercise price of $2.48, which was the Company’s closing share price on March 26, 2015.  Should the sole shareholder of the Seller cease employment with the Company, the right to receive these warrants will be forfeited.  At March 26, 2015, the fair value of the warrants was calculated to be approximately $188,000.  This has not been included in the purchase price or accrued as contingent compensation at September 30, 2015.

Chiefton Acquisition

On September 25, 2015, the Company closed an asset purchase agreement for the purchase of substantially all the assets of Chiefton Supply Co., a Colorado corporation, and established a dba within GCC of Chiefton.

The Company acquired the Chiefton assests for consideration of 80,000 shares of the Company’s common stock. The shares shall remain in escrow for six months for the exclusive purpose of being available to indemnify the Company for any claims that may be made by any person or governmental entity related to or arising from Chiefton’s intellectual property during the six month period after closing. After such period, the shares will be released if no claims have been made, provided that if any claims have been made the shares will remain in escrow until the claim is resolved, at which time the shares will be released less the value of any and all settlement amounts, penalties, damages or other liabilities arising from the claim.

The aggregate consideration was as follows:

Cash	$12,249
Common stock	69,400
Aggregate consideration	$81,649

The value of the common stock consideration was estimated based on the Company’s closing stock price on September 25, 2015, or $1.02 per share, reduced by a discount of 15% due to restrictions in the ability to trade the Company’s shares.  The $69,400 value of stock consideration is included in accrued stock payable on the condensed consolidated balance sheet as of September 30, 2015.

The preliminary purchase price allocation is as follows:

Inventory	$12,249
Intangible assets – intellectual property	69,400
$81,649

The purchase price allocation is preliminary as of September 30, 2015 as the Company finalizes its evaluation of the nature and value of the acquired intangibles.  Management anticipates completing the Company’s purchase price allocation as soon as reasonably possible, not to exceed one year from the acquisition date.

NOTE 3.   INTANGIBLE ASSETS AND GOODWILL

The Company has not completed the final purchase price allocation for the IPG Acquisition and the Chiefton Acquisition.  Accordingly, the amount allocated to the intangible categories and goodwill, as well as the estimated useful lives, may change.

Intangible Assets

Intangible assets consisted of the following as of September 30, 2015:

	Gross	Accumulated Amortization	Net	Estimated Life (in years)
Customer relationship intangible	$1,000,000	$51,507	$948,493	10
Marketing-related intangibles	200,000	10,301	189,699	10
Non-compete agreements	200,000	51,507	148,493	2
Intellectual property	69,400	--	69,400	5
Intangible assets, net	$1,469,400	$113,315	$1,356,085

The Company began amortizing the above intangible assets on April 1, 2015 and recorded amortization expense on intangible assets of $55,453 and $113,315, respectively, for the three and nine months ended September 30, 2015.

Goodwill

In connection with the Company’s purchase of IPG, the Company had recorded goodwill of $487,000. The Company had not recognized any impairment as of September 30, 2015.

NOTE 4.    DEBT

Line of Credit – Related Party

In February 2015, the Company issued a senior secured note to Infinity Capital, LLC (“Infinity Capital”), as amended in April 2015, bearing interest at 5% payable monthly in arrears commencing June 30, 2015, until the maturity date of August 31, 2015 (the “Infinity Note”).   Infinity Capital, an investment management company, was founded and is controlled by the Company’s chairman of the board, a related party.  On July 1, 2015, the outstanding principal and interest of $309,000 was settled by the Company issuing a 10% private placement note.  During the quarter ended September 30, 2015, the Company borrowed an additional $365,000 under the Infinity Note.

Notes Payable

	September 30, 2015	December 31, 2014
10.0% private placement notes	$659,000	$--
14.0% mortgage note payable (The Greenhouse)	600,000	600,000
12.0% convertible notes - December 2013	380,000	530,000
12.0% convertible notes - January 2014	950,000	1,120,000
8.5% convertible note payable (Pueblo West Property)	159,943	164,644
	2,748,943	2,414,644
Unamortized debt discount	(1,069,750)	(1,352,510)
	1,679,193	1,062,134
Less: Current portion	470,879	6,337
Long-term portion	$1,208,314	$1,055,797

10% Private Placement Notes

In May, 2015, the Company initiated a private placement pursuant to a Promissory Note and Warrant Purchase Agreement (the “10% Agreement”) with certain accredited investors, bearing interest at 10% payable quarterly, with a maturity date of May 1, 2016.  Under the 10% Agreement, the Company can issue up to $2,000,000 of notes to investors, bearing interest at 10%, with a minimum denomination of $25,000 (each such note, a “10% Note,” and collectively, the “10% Notes”).  Subject to the terms and conditions of the 10% Agreement, each investor is granted fully-vested warrants equal to their note principal divided by two (the “10% Warrants”) (with standard dilution clauses).  The 10% Warrants are exercisable for a period of eighteen months after grant date and have an exercise price of $1.08 per share.  The debt is treated as conventional debt.  The 10% Notes are collateralized by a security interest in substantially all of the Company’s assets.

$309,000 of the 10% Notes are due to a related party, Infinity Capital, at September 30, 2015.

14% Mortgage Note Payable (The Greenhouse)

In October 2014, the Company executed a mortgage on The Greenhouse in the amount of $600,000, bearing 14.0% interest payable quarterly, with a maturity date of October 21, 2016 (the “Greenhouse Mortgage”).  The debt is treated as conventional debt.

In addition, the Company granted warrants to Evans Street Lendco LLC (“Evans Lendco”), the note holder of the Greenhouse Mortgage, which expire on October 21, 2016.  The warrants vested immediately and allowed for Evans Lendco to purchase 600,000 shares of the Company’s common stock at a price of $4.40 per share, (with standard dilution clauses).  Due to the drop in the Company’s stock price, on July 29, 2015, Evans Lendco and the Company agreed to replace the warrants previously issued to Evans Lendco with warrants to purchase 225,000 shares of the Company’s stock at $1.20 per share with a term of two years.  The estimated fair value of the replacement warrants is less than the fair value of the original warrants on their date of grant.  Accordingly, the Company will continue to amortize the remaining fair value of the original warrants over the remaining life of the underlying debt.

12% Convertible Notes

December 2013 Issuance

In December 2013, the Company entered into convertible promissory notes with various third parties totaling $530,000 (the “December 2013 Issuance”). The principal amounts of these notes range between $10,000 and $150,000. The notes mature on October 31, 2018, bear interest at 12.0% payable quarterly, and are convertible into shares of the Company’s common stock at a conversion rate of $5.00 per share, with standard dilution clauses. The notes are secured by a first lien on all of the Company’s assets, which the Company acquired or may acquire with the proceeds from these notes.

Derivative treatment is not required, as the conversion feature meets the scope exception. The conversion feature is not beneficial, because the conversion price was higher than the stock price on the commitment date.  Accordingly, the Company is treating the December 2013 Issuance as conventional debt.

January 2014 Issuance

In January 2014, the Company entered into various convertible promissory notes with various third parties totaling $1,605,000 (the “January 2014 Issuance”). The principal amounts of these notes range between $10,000 and $200,000. Under the terms of these notes, they mature on October 31, 2018, bear interest at 12.0% payable quarterly, and are convertible into shares of the Company’s common stock at a conversion rate of $5.00 per share, with standard dilution clauses (i.e. dividends, stock splits, etc.). These notes are convertible at the election of the noteholder at any time on or before maturity date. These notes are secured by a first lien on all of the Company’s assets, which the Company acquired or may acquire with the proceeds from these notes.

Derivative treatment is not required, as the conversion feature met the scope exception.  Since the initial conversion price was less than the market value of the common stock at the time of issuance, it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature and the combined value of the debt discount resulted in a value greater than the value of the debt and, as such, the total discount was limited to the value of the debt balance of $1,605,000.

Conversion of 12% Convertible Notes

After December 1, 2015, the remaining convertible notes in the December 2013 Issuance and the January 2014 Issuance (collectively, the “12% Convertible Notes”) will automatically convert to shares of the Company’s stock if the trading stock price has exceeded $10 for twenty consecutive trading days and the daily volume for those twenty consecutive trading days exceeds 25,000 shares.  As of April 24, 2014, these parameters were met and the Company expects that the 12% Convertible Notes will automatically convert to shares of the Company’s stock on December 2, 2015.

8 ½% Convertible Note Payable (Pueblo West Property)

In December 2013, the Company executed a mortgage on its Pueblo West Property in the amount of $170,000, bearing 8 ½% interest with monthly principal and interest payments totaling $1,674, with the balance due on December 31, 2018 (the “Pueblo Mortgage”). This note is convertible at any time at $5.00 per share.

Derivative treatment is not required, as the conversion feature meets the scope exception. The conversion feature is not beneficial, because the conversion price was higher than the stock price on the commitment date.  Accordingly, the Company is treating the Pueblo Mortgage as conventional debt.

Annual maturities of long-term debt (excluding unamortized discount) for the next four years, consist of:

Year ending December 31,
2015	$1,635
2016	1,265,910
2017	7,507
2018	1,473,891
$2,748,943

NOTE 5.  ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable during the nine months ended September 30, 2015:

December 31, 2014	$524,042
Stock issued for services, accrued in 2014	(114,693)
IPG acquisition	1,054,000
Chiefton acquisition	69,400
Infinity Capital	640,294
NBC employment agreements	158,158
Management consulting services	22,216
September 30, 2015	$2,353,417

On May 13, 2015, the Company hired two individuals from the Next Big Crop (“NBC”), an unaffiliated entity serving the cannabis industry, to service the Company’s new and existing clients. The Company did not purchase any existing client base from NBC and upon execution of employment agreements, granted these persons a total of 100,000 shares of the Company’s common stock with a vesting date of January 1, 2016. On the date of grant, the 100,000 shares had an initial fair value of $311,000, based on a closing price per share of the Company of $3.11 on May 13, 2015. Due to restrictions in the ability to trade the Company’s shares, a discount of fifteen percent (15%) was applied to the fair value of the shares. After taking into consideration the illiquidity of the shares, the fair value was determined to be $264,350.

On July 15, 2015, the Company entered into an agreement with an individual to provide management consulting services in exchange for 50,000 shares of common stock to be delivered on December 31, 2015.  The fair value of the common stock is determined at the end of each reporting period and the pro rata amount earned is recognized as accrued stock payable over the term of the agreement.

NOTE 6.   DERIVATIVE WARRANT LIABILITY

On January 21, 2014, in connection with a Securities Purchase Agreement (the “SPA”) the Company entered into with Full Circle Capital Corporation (“Full Circle”) (see Note 7), for $500,000 the Company issued to Full Circle, fully-vested warrants (“Series C Warrants”), which allow Full Circle to purchase up to 1,000,000 shares of the Company’s common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. As part of the $500,000 proceeds from the issuance of the Series C Warrants, $100,000 was retained by Full Circle to cover legal and deal related expenses of future financing transactions, which was recorded as deferred financing costs.  On September 24, 2014, the Company and Full Circle entered into Amendment No. 1 to the SPA, which changed the exercise price of the warrants issuable to $4.00 per share of the Company’s common stock, and increased the amount of warrants issuable to 1,400,000 warrants to purchase shares of the Company’s common stock.

The Series C Warrants have non-standard anti-dilution protection provisions and, under certain conditions, grant the right to the holder to require the Company to adjust the warrant’s exercise price to a lower price. Accordingly, these warrants were accounted for as derivative liabilities.

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

On January 21, 2014, the value of the initial warrant derivative liability was calculated to be $1,368,908. The Company received $500,000 in cash, resulting in an initial loss on the fair value of the derivative liability of $868,908 on the grant date. The price of $5.00 per share of the Series A and Series B Warrants granted in connection with the December 2013 Issuance and the January 2014 Issuance resulted in the revaluation of the Series C Warrants granted to Full Circle and an increase to the derivative liability of $153,994.

On January 21, 2015, Full Circle executed a cashless exercise of 1,215,000 warrants in exchange for 660,263 common shares of the Company’s stock.  At the time of the cashless exercise, the fair value of the common shares was determined to be $3,314,520 based on the Company’s closing share price of $5.02 on January 21, 2015. Accordingly, the Company decreased the derivative liability by $3,314,520 and increased common stock by $660 and additional paid in capital by $3,313,860.

On May 1, 2015, the Company and Full Circle entered into Amendment No. 2 to the Series C Warrants, pursuant to which Full Circle executed a cashless exercised of 160,000 warrants and received 100,000 shares of the Company’s common stock. On May 4, 2015, Full Circle exercised its remaining warrants under the Series C Warrants to purchase 25,000 shares of the Company’s common stock for $4.00 per share. Immediately preceding Full Circle’s exercises the fair value of the Series C Warrants was determined to be $593,394. The fair value of the 125,000 common shares issued to Full Circle was determined to be approximately $468,750, based on closing prices per share of $3.75 on May 1, 2015. Accordingly, the Company decreased the derivative liability by $601,617 and increased common stock by $125 and additional paid in capital by $454,796, and $86,171 in cash received from Full Circle, net of $13,829 of settlement expenses paid. The Company recorded a net gain in the settlement of the warrant liability of $232,867 and $210,634 for the three and six months ended June 30, 2015. Following these transactions, there are no more Series C Warrants outstanding.

The underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability were:

	May 1, 2015	May 4, 2015
Current stock price	$3.75	$3.50
Exercise price of warrant	4.00	4.00
Risk-free interest rate	0.60%	0.60%
Expected dividend yield	-- %	-- %
Expected term (in years)	1.8	1.8
Expected volatility	133%	133%
Early exercise factor	1.33	1.33

Changes in fair value of the derivative financial instruments are recognized in the Company’s condensed consolidated statements of operations as a derivative gain or loss and are included in other income (expense).  The primary underlying risk exposure pertaining to the warrants was the change in fair value of the underlying common stock for each reporting period.

Changes in the derivative warrant liability and cumulative expense since inception are as follows:

	Liability	Cumulative Expense (Gain)
January 1, 2014	$--	$--
Fair value of warrants issued	1,368,908	868,908
Increase in derivative liability resulting from anti-dilution provision in agreement, with Full Circle	153,994	153,994
Increase in the fair value of warrant liability	2,371,002	2,371,002
December 31, 2014	3,893,904	3,393,904
Increase in the fair value of warrant liability	14,010	14,010
Reclassification to APIC for shares issued for Full Circle as a result of warrant exercises, net of cash received	(3,683,270)	--
Gain on settlement of derivative	(224,644)	(224,644)
Balance after all warrants were exercised	$--	$3,183,270

The components of the net (gain) loss on derivative liability are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fair value of warrants issued	$--	$--	$--	$868,908
Increase (decrease) in fair value of warrant liability	--	117,633	14,010	(327,511)
Gain on settlement of derivative	--	--	(224,644)	--
	$--	$117,633	$(210,634)	$541,397

NOTE 7.   COMMITMENTS AND CONTINGENCIES

Long-Term Financing Commitment

On January 21, 2014, the Company signed the SPA with Full Circle.  The SPA provides that Full Circle will initially provide $7.5 million to the Company in the form of Senior Secured Convertible Notes, subject to certain named conditions.  The Company can borrow an additional $22.5 million with the mutual agreement of Full Circle and the Company.

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

The six-year loan(s) will be secured by real estate acquired with the loan proceeds and will require interest-only payments at a rate of 12% a year, payable monthly. The funding of the loan(s) is subject to the execution of additional documents between the parties. The initial loan can, at any time, be converted into shares of the Company’s common stock at a conversion price of $5.00 per common share. It is contemplated that further advances will be convertible at 110% of the market price of the Company’s stock on the day of any advance, or the ten-day volume-weighted average price prior to the day of advance, whichever is lower. As of September 30, 2015, no amounts have been funded to the Company pursuant to the SPA. In connection with the SPA, Full Circle purchased warrants from the Company for $500,000 (see Note 6).

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

Lease expense was approximately $3,192 and $9,150 for the three months ended September 30, 2015 and 2014, respectively, and $6,342 and $16,250 for the nine months ended September 30, 2015 and 2014. The future obligations under this lease amount to approximately $3,310 for the remainder of 2015, $13,200 for 2016, and $4,500 for 2017.

Legal

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

NOTE 8.   STOCKHOLDERS’ EQUITY

Common Stock

The following tables summarize the changes in outstanding shares of the Company’s common stock during the nine months ended September 30, 2015:

	Transaction Value	Number of Shares
December 31, 2014		12,499,933
Issued for services	$114,693	50,000
Issued to Infinity Capital upon uplisting of the Company’s stock	2,966,500	1,000,000
Issued to Full Circle via cashless exercises	3,683,270	760,263
Issued to Full Circle for cash consideration	86,171	25,000
Issued in settlement of converted 12% Convertible Notes and accrued interest	321,123	64,225
September 30, 2015		14,399,421

Employee Stock Options

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

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.    The Company recognized expense for Employee Awards of $591,856 and $1,161,197, respectively, for the three and nine months ended September 30, 2015.  No Employee Awards were granted prior to 2015.

The fair value of each option grant is estimated on the date of grant using Black-Scholes.  We use historical data to estimate the expected price volatility.  We estimate forfeiture rates based on expected turnover of employees by category.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the option.  The following summarizes the Black-Scholes assumptions used for Employee Awards granted during the nine months ended September 30, 2015:

Exercise price	$ 2.10 – 3.75
Stock price on date of grant	$ 3.70 -- 3.75
Volatility	126 – 133%
Risk-free interest rate	1.0 – 1.1%
Expected option life (years)	3.0 – 10.0
Dividend yield	--

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	--
Granted	1,017,500	$ 2.99	3.8
Outstanding at September 30, 2015	1,017,500	$ 2.99	3.8	$ --
Exercisable at September 30, 2015	397,500	$ 3.02	3.7	$ --

As of September 30, 2015, there was approximately $997,307 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of 0.9 years.

Warrants for Consulting Services

As needed, the Company may issue warrants to third parties in exchange for consulting services.  Stock-based compensation costs for award grants to third parties for consulting services (“Consulting Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  Service Awards are revalued at each reporting date until fully vested, which may generate an expense or benefit.  The Company recognized expense (benefit) for Consulting Awards of $(1,395) and $16,059, respectively, for the three and nine months ended September 30, 2015.  No Consulting Awards were granted prior to 2015.

On April 24, 2015, the Company entered into a one-year contract with an individual to provide consulting services to raise capital. The Company granted to this individual warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $3.75 per share with a term of two years.

On April 27, 2015, the Company entered into a one-year contract with a company to provide investor relations services. The Company granted to this company warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $3.49 per share with a term of two years.

On July 1, 2015, the Company entered into a one-year contract with an individual to provide management consulting services.  The Company granted warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $.88 per share with a term of three years.

The fair value of each warrant grant is estimated using Black-Scholes. We use historical data to estimate the expected price volatility. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the option. The following summarizes the Black-Scholes assumptions used for Consulting Awards granted during the nine months ended September 30, 2015:

	Grant Date	September 30, 2015
Volatility	125 – 170%	154%
Risk-free interest rate	0.5 – 1.1%	0.6%
Expected option life (years)	2.0 – 3.0	2.0 – 3.0
Dividend yield	--	--

The following summarizes Consulting Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	150,000	$ 4.40	1.2	$ --
Granted	65,000	$ 3.03	2.0
Outstanding at September 30, 2015	215,000	$ 3.99	1.5	$ --
Exercisable at September 30, 2015	150,000	$ 4.40	1.2	$ --

As of September 30, 2015, there was approximately $30,349 of total unrecognized expense related to unvested Consulting Awards, which is expected to be recognized over a weighted-average period of 4.2 years.

IPG Acquisition Warrants

In connection with the IPG APA, the Company issued to IPG 500,000 fully-vested warrants to purchase a) 250,000 shares of the Company’s common stock at $4.50 per share, (the “IPG $4.50 Warrants”), and b) 250,000 shares of the Company’s common stock at $5.00 per share (the “IPG $5.00 Warrants”) (collectively, the “IPG Warrants”). The IPG Warrants are subject to customary adjustments in the event of reclassification of the Company, consolidation of the Company, merger, subdivision of shares of the Company’s common stock, combination of shares of the Company’s common stock or payment of dividends in the form of the Company’s common stock. The IPG Warrants expire three years after their initial issuance date.  On the date of grant, the IPG $4.50 Warrants and the IPG $5.00 Warrants had fair values of approximately $421,000 and $412,000, respectively, based on the Black-Scholes, which was included in the purchase price of IPG.

The following summarizes the Black-Scholes assumptions used for IPG Warrants:

Volatility	134%
Risk-free interest rate	1.0%
Expected option life (years)	3.0
Dividend yield	--

Warrants with Debt

The fair value of each warrant grant is estimated using Black-Scholes.  We use historical data to estimate the expected price volatility.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the option.  The following summarizes the Black-Scholes assumptions used for warrants granted for debt during the nine months ended September 30, 2015:

Volatility	127 – 132%
Risk-free interest rate	0.4 – 0.5%
Expected option life (years)	1.5
Dividend yield	--

The following summarizes warrants issued with debt activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	600,000	$ 4.40	1.1
Cancelled	(600,000)	$ 4.40	1.1
Granted	554,500	$ 1.13	1.2
Outstanding at September 30, 2015	554,500	$ 1.13	1.2	$ 16,475
Exercisable at September 30, 2015	554,500	$ 1.13	1.2	$ 16,475

NOTE 9.  NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period.  Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(1,698,235)	$(1,746,660)	$(6,875,950)	$(3,175,389)
Weighted average outstanding shares of common stock	14,399,029	13,545,738	13,847,561	13,476,962
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	14,399,029	13,545,738	13,847,561	13,476,962
Net loss per share – Basic and diluted	$(0.12)	$(0.13)	$(0.50)	$(0.24)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.  The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	September 30,
	2015	2014
Common stock upon conversion of debt	297,989	362,929
Stock options	1,017,500	--
Warrants	2,285,200	1,015,700
Stock payable	1,080,000	500,000
	4,680,689	1,878,629

 NOTE 10.   SUBSEQUENT EVENTS

On November 4, 2015, the Company entered into an agreement (the “DB Option Agreement”) with Infinity Capital, a related party. Pursuant to the DB Option Agreement, Infinity Capital granted the Company a six month option to purchase all of its interest in DB Products Arizona, LLC (“DB”) at Infinity Capital’s actual cost, plus $1.00, or $600,001. The interests for which the option has been granted are Infinity Capital’s 50% equity interest in the membership interests of DB and any outstanding unpaid principal and interest owed on promissory note(s) issued by DB in favor of Infinity Capital for up to $600,000. The Company has no obligation to exercise the option.

NOTE 11.   SEGMENT INFORMATION

The Company’s operations are organized into four segments: Finance and Real Estate; Wholesale Supply; Security; and Consulting. All revenue originates in the United States.  The Company has revised its disclosure to correspond to the information provided to the chief operating decision maker.

Three months ended September 30

2015	Finance and Real Estate	Wholesale Supply	Security	Consulting	Total
Revenues, net	$29,365	$9,494	$503,703	$50,755	$593,317
Costs and expenses	(3,599)	(30,667)	(472,617)	(11,980)	(518,863)
Other expense	(41,361)	--	--	--	(41,361)
	$(15,595)	$(21,173)	$31,086	$38,775	33,093
Corporate expenses					(1,731,328)
				Net loss	$(1,698,235)

2014	Finance and Real Estate	Wholesale Supply	Security	Consulting	Total
Revenues, net	$28,764	$39,263	$--	$(13,600)	$54,427
Costs and expenses	(10,561)	(27,203)	--	--	(37,764)
Other expense	(3,548)	--	--	--	(3,548)
	$14,655	$12,060	$--	$(13,600)	13,115
Corporate expenses					(1,759,775)
				Net loss	$(1,746,660)

Nine months ended September 30

2015	Finance and Real Estate	Wholesale Supply	Security	Consulting	Total
Revenues, net	$93,954	$34,861	$897,806	$50,755	$1,077,376
Costs and expenses	(43,939)	(80,352)	(818,950)	(11,980)	(955,221)
Other expense	(191,394)	--	--	--	(191,394)
	$(141,379)	$(45,491)	$78,856	$38,775	(69,239)
Corporate expenses					(6,806,711)
				Net loss	$(6,875,950)

2014	Finance and Real Estate	Wholesale Supply	Security	Consulting	Total
Revenues, net	$86,294	$57,021	$--	$40,000	$183,315
Costs and expenses	(13,927)	(45,858)	--	(30)	(59,815)
Other expense	(9,535)	--	--	--	(9,535)
	$62,832	$11,163	$--	$39,970	113,965
Corporate expenses					(3,289,354)
				Net loss	$(3,175,389)

Total assets	September 30, 2015	December 31, 2014
Finance and Real Estate	$1,755,188	$1,720,067
Wholesale Supply	114,466	70,341
Security	2,019,070	--
Consulting	--	--
Corporate	45,934	276,656
	$3,934,658	$2,067,064

All assets are located in the United States.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year.  This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this quarterly report and the Consolidated Financial Statements and related notes and MD&A of Financial Condition and Results of operations appearing in our Annual Report on Form 10-K as of and for the years ended December 31, 2014 and 2013. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

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

When this report uses the words “we,” “us,” “our,” or “GCC,” and the “Company,” they refer to General Cannabis Corporation (formerly, “Advanced Cannabis Solutions, Inc.”).

Our Products, Services and Customers

We operate in a rapidly evolving and highly regulated industry that, as has been estimated by some, will exceed $30 billion by the year 2020.  The Company has been and will continue to be aggressive in executing acquisitions and other opportunities that it believes will benefit the Company in the long-term.

Through its reporting segments (Finance and Real Estate, Wholesale Supply, Security, and Consulting) the Company provides products and services to the regulated cannabis industry, which include the following:

Real Estate Leasing

Our real estate business primarily includes the acquisition and leasing of cultivation space and related facilities to licensed marijuana growers and dispensary owners for their operations. Management anticipates that these facilities will range in size from 5,000 to 50,000 square feet. These facilities will only be leased to tenants that possess the requisite state licenses to operate cultivation facilities. The leases with the tenants will provide certain requirements that permit us to continually evaluate its tenants’ compliance with applicable laws and regulations.

We have a credit facility to finance the acquisition of real estate.

As of the date of this report, we owned one cultivation property that is located in a suburb of Pueblo, Colorado (the “Pueblo West Property”). The property consists of approximately three acres of land, which includes a 5,000 square foot steel building, and parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022.

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

Shared Office Space, Networking and Event Services

In October 2014, we purchased a former retail bank located at 6565 East Evans Avenue, Denver, Colorado 80224, which has been branded as The Greenhouse (“The Greenhouse”).  The building is a 16,056 square-foot facility, which will be converted to serve as the largest shared workspace for entrepreneurs, professionals and others serving the cannabis industry.  Clients will be able to lease space to use as offices, meeting rooms, lecture, educational and networking facilities, and individual workstations.

The Greenhouse has approximately 5,000 square feet on its ground floor that is dedicated to a consumer banking design.

We plan to continue to acquire commercial real estate and lease office space to participants in the cannabis industry. These participants include media, internet, packaging, lighting, cultivation supplies, and financial services. In exchange for certain services that may be provided to these tenants, we expect to receive rental income in the form of cash. In certain cases, we may acquire equity interests or provide debt capital to these businesses.

Security and Cash Management Services

In March 2015, we acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company, and will continue to do business as “Iron Protection Group.” Iron Protection Group provides advanced security, including on-site professionals and video surveillance, to licensed cannabis cultivators and retail shops. Iron Protection Group has approximately 80 guards who serve 25 clients throughout Colorado.  The acquisition is anticipated to add annualized revenue of approximately $1.5 million in 2015.

Industry Finance and Equipment Leasing Services

We lease cultivation equipment and facilities to customers in the cannabis industry. We expect it will enter into sale lease-back transactions of grow lights, tenant improvements and other grow equipment. Since Colorado State law does not allow entities operating under a cannabis license to pledge the assets or the license of the cannabis operation for any type of general borrowing activity, we intend to provide loans to individuals and businesses in the cannabis industry on an unsecured basis.  Equipment will only be leased to tenants that possess the requisite state licenses to operate such facilities. The leases with the tenants will provide certain requirements that permit us to continually evaluate its tenants’ compliance with applicable laws and regulations.

We are exploring lending opportunities in Oregon, Washington, Colorado, and Arizona. Our finance strategy will include making direct term loans and providing revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products.  These loans will generally be secured to the maximum extent permitted by law.  We believe there is a significant demand for this financing.  We are pursuing other finance services including customized finance, capital formation, and banking, for participants in the cannabis industry.

On November 4, 2015, we entered into an agreement (the “DB Option Agreement”) with Infinity Capital, a related party.  Pursuant to the DB Option Agreement, Infinity Capital granted the Company a six month option to purchase all of its interest in DB Products Arizona, LLC (“DB”) at Infinity Capital’s actual cost, plus $1.00, or $600,001. The interests for which the option has been granted are Infinity Capital’s 50% equity interest in the membership interests of DB and any outstanding unpaid principal and interest owed on promissory note(s) issued by DB in favor of Infinity Capital for up to $600,000. We have no obligation to exercise the option.

Wholesale Supply

Our wholesale supply business, GC Supply, is a reseller of supplies to the cannabis market. GC Supply works with industry leaders and innovators to deliver high-quality products that are compliant with applicable regulations and with a focus on products that are manufactured in the United States.   GC Supply operates out of a leased, 1,800 square-foot warehouse located in Colorado Springs, Colorado.

In September 2015, we acquired substantially all of the assets of Chiefton Supply Co., and established a dba of Chiefton Supply Co. (“Chiefton”).  Chiefton designs, manufactures, distributes and sells apparel featuring graphic designs.

Consulting and Advisory

We deliver comprehensive consulting and advisory services under the tradename Next Big Crop that include new license competition, compliance advisory services, cultivation operation and logistical support, facility design and building services, and ongoing cultivation management services.  Our business plan is based on the future growth of the regulated cannabis market in the United States.

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

Results of Operations

The following table sets forth, for the periods indicated, condensed statements of income data.  The table and the discussion below should be read in conjunction with the accompanying condensed financial statements and the notes thereto appearing elsewhere in this report.

Consolidated Results

	Three months ended September 30,			Percent
	2015	2014	Change	Change
Revenues	$593,317	$54,427	$538,890	990%
Costs and expenses	1,840,156	1,379,678	460,478	33%
Other expense	451,396	421,409	29,987	7%
Net loss	$(1,698,235)	$(1,746,660)	$48,425	3%

	Nine months ended September 30,			Percent
	2015	2014	Change	Change
Revenues	$1,077,376	$183,315	$894,061	488%
Costs and expenses	7,188,034	1,967,540	5,220,494	265%
Other expense	765,292	1,391,164	(625,872)	(45) %
Net loss	$(6,875,950)	$(3,175,389)	$(3,700,561)	(117) %

Revenues

Revenue increased primarily due the acquisition of Iron Protection Group (“IPG”), which occurred in March 2015, by generating revenue of $503,703 and $897,806, respectively, for the three and nine months ended September 30, 2015.

Costs and expenses

	Three months ended September 30,			Percent
	2015	2014	Change	Change
Cost of service revenues	$416,838	$--	$416,838	N/A
Cost of goods sold	28,144	25,085	3,059	12%
Selling, general and administrative	406,711	192,258	214,453	112%
Share-based compensation	863,709	1,006,500	(142,791)	(14) %
Professional fees	70,594	143,237	(72,643)	(51) %
Depreciation and amortization	54,160	12,598	41,562	330%
	$1,840,156	$1,379,678	$460,478	33%

	Nine months ended September 30,			Percent
	2015	2014	Change	Change
Cost of service revenues	$673,926	$--	$673,926	N/A
Cost of goods sold	67,786	42,408	25,378	60%
Selling, general and administrative	1,027,394	555,511	471,883	85%
Share-based compensation	4,967,799	1,006,500	3,961,299	394%
Professional fees	321,091	344,291	(23,200)	(7) %
Depreciation and amortization	130,038	18,830	111,208	591%
	$7,188,034	$1,967,540	$5,220,494	265%

The cost of service revenue increase in 2015 compared to 2014, relates primarily to the IPG acquisition, which had costs of $406,150 and $663,238, respectively for the three and nine months ended September 30, 2015.  Cost of goods sold increased in 2015 compared to 2014, due primarily to writing off inventory resulting from a loss in effectiveness of certain nutrients in our Wholesale Supply segment, which increased expense by $27,459 and $54,959, respectively, for the three and nine months ended September 30, 2015.

Selling, general and administrative expense increased in 2015 compared to 2014, due to an increase in administrative salaries in connection with the IPG acquisition and our hiring of individuals from Next Big Crop for our consulting segment, as well as overhead incurred on The Greenhouse.

Share-based compensation included the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Infinity Capital agreement	$143,725	$1,006,500	$640,294	$1,006,500
Infinity Capital – stock uplisting	--	--	2,966,500	--
Consulting agreements	24,196	--	41,650	--
Employee awards	695,788	--	1,319,355	--
	$863,709	$1,006,500	$4,967,799	$1,006,500

On August 4, 2014, pursuant to an agreement with Michael Feinsod (“Feinsod”), our Board of Directors (the “Board”) appointed Feinsod Chairman of the Board and approved a compensatory agreement with Infinity Capital, LLC (“Infinity Capital”), an investment management company founded and controlled by him. Under the agreement, we issued 200,000 shares of our common stock in 2014 and committed to issuing an additional 150,000 shares in 2015 and 150,000 shares in 2016.  The 200,000 shares were expensed immediately, while the additional shares are being expensed ratably through their issue date.  Additionally, when our common stock was uplisted to the OTC Market’s OTCQB, we issued 1,000,000 shares of our common stock to Infinity Capital. Employee awards are issued under our 2014 Equity Incentive Plan, which was approved by the Board on June 26, 2015.

Professional fees consist primarily of accounting and legal expenses.  Legal fees are typically incurred for acquisitions and other corporate matters.  Accounting fees are incurred for annual audits and quarterly reviews.  Professional fees generally fluctuate depending on the timing of the delivery of service.

Depreciation and amortization expense increased due to the amortization of the intangibles from the IPG acquisition.

Other Expense

	Three months ended September 30,			Percent
	2015	2014	Change	Change
Amortization of debt discount and deferred financing costs	$285,090	$237,561	$47,529	20%
Interest expense	166,306	66,215	100,091	151%
Net (gain) loss on derivative liability	--	117,633	(117,633)	(100) %
	$451,396	$421,409	$(29,987)	7%

	Nine months ended September 30,			Percent
	2015	2014	Change	Change
Amortization of debt discount and deferred financing costs	$661,915	$671,414	$(9,499)	(1) %
Interest expense	314,011	178,353	135,658	76%
Net (gain) loss on derivative liability	(210,634)	541,397	(752,031)	(139) %
	$765,292	$1,391,164	$(652,872)	(45) %

Amortization of debt discount and deferred financing costs varies in 2015 compared to 2014, due to a) the addition of the mortgage for The Greenhouse in October 2014; b) additional borrowings in 2015 under the 10% convertible notes payable; c) the write-off of the deferred financing costs for the Full Circle financing in 2015; and d) unamortized debt discounts are fully expensed when debt is converted and $550,000 of debt was converted in 2014 compared to $320,000 converted in 2015.  Interest expense is higher due to the increased borrowing in 2015 compared to 2014.  The net (gain) loss on derivative liability was a net gain in 2015, which resulted from the settlement of our derivative liability upon Full Circle exercising its remaining warrants in May 2015.  The net loss on derivative liability in 2014 was driven by changes in the fair value of the underlying derivative.

Finance and Real Estate Segment

	Three months ended September 30,			Percent
	2015	2014	Change	Change
Revenues	$29,365	$28,764	$601	2%
Costs and expenses	3,599	10,561	(6,962)	(66) %
Other expense	41,361	3,548	37,813	1,066%
	$(15,595)	$14,655	$(30,250)	(206) %

	Nine months ended September 30,			Percent
	2015	2014	Change	Change
Revenues	$93,954	$86,294	$7,660	9%
Costs and expenses	43,939	13,927	30,012	215%
Other expense	191,394	9,535	181,859	1,907%
Net loss	$(141,379)	$62,832	$(204,211)	(325) %

Revenue increased in 2015 compared to 2014, due to lease revenue for The Greenhouse, which we acquired in October 2014.  We continue to renovate The Greenhouse in anticipation of being able to generate additional revenue from currently available space.  Costs and expenses increased in 2015 compared to 2014, associated with The Greenhouse.  Other expense includes the interest expense and amortization of debt discount associated with The Greenhouse mortgage.  In 2014, results included only revenues and expenses from our Pueblo facility.

Wholesale Supply

	Three months ended September 30,			Percent
	2015	2014	Change	Change
Revenues	$9,494	$39,263	$(29,769)	(76) %
Costs and expenses	30,667	27,203	3,464	13%
	$(21,173)	$12,060	$(33,233)	(276) %

	Nine months ended September 30,			Percent
	2015	2014	Change	Change
Revenues	$34,861	$57,021	$(22,160)	(39) %
Costs and expenses	80,352	45,858	34,494	75%
Net loss	$(45,491)	$11,163	$(56,654)	(508) %

The decrease in revenues in 2015 compared to 2014, was primarily due to increased competition and turnover in sales personnel.  Costs and expenses increased in 2015 compared to 2014, due primarily to writing off inventory resulting from a loss in effectiveness of certain nutrients, which increased expense by $27,459 and $54,959, respectively, for the three and nine months ended September 30, 2015.

Security

We launched our Security segment with the IPG acquisition on March 26, 2015.

	Period ended September 30, 2015
	Three Months	Nine Months
Revenues	$503,703	$897,806
Costs and expenses	472,617	818,950
Net loss	$31,086	$78,856

Revenues are derived primarily from guard service and cash transport.  Costs and expenses for the three and nine months ended September 30, 2015, were comprised primarily of payroll and transportation costs for guards of $416,957 and $678,246, respectively. Amortization of intangible assets was $55,453 and $113,315, respectively, for the three and nine months ended September 30, 2015.

Consulting

	Three months ended September 30,			Percent
	2015	2014	Change	Change
Revenues	$50,755	$(13,600)	$64,355	N/A
Costs and expenses	11,980	--	11,980	N/A
	$38,775	$(13,600)	$52,375	N/A

	Nine months ended September 30,			Percent
	2015	2014	Change	Change
Revenues	$50,755	$40,000	$10,755	27%
Costs and expenses	11,980	30	11,950	N/A
Net loss	$38,775	$39,970	$(1,195)	(3) %

We relaunched our consulting business under the tradename Next Big Crop in July 2015, by hiring two individuals with expertise in the cannabis consulting industry, including obtaining licenses, compliance, cultivation, logistical support, facility design and building services.   We also have contracts with clients pursuing medical cannabis licenses in states other than Colorado.  These contracts are expected to result in revenue of at least $75,000 through the end of 2015.  Activity in 2014, was primarily a result of a contract with a Canadian client that was canceled in the third quarter of 2014, resulting in a reversal of revenue during that period.

Liquidity and Capital Resources

We had cash of $100,959 and $165,536, respectively as of September 30, 2015 and December 31, 2014.  Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2015	2014
Net cash used in operating activities	$(1,115,087)	$(1,009,571)
Net cash used in investing activities	(54,960)	(91,451)
Net cash provided by financing activities	1,105,470	1,794,222

Net cash used in operating activities increased in 2015 by $105,516 compared to 2014.  Our operations expanded significantly in 2015, with the launch of our Security segment through the acquisition of IPG, as well as the relaunch of our Consulting segment, with the hiring of three employees with expertise in the cannabis industry.  We have also expanded our infrastructure ahead of anticipated revenue growth in all of our segments.  Where possible, we continue to use non-cash equity-based instruments to obtain consulting services and compensate employees.

Net cash used in investing activities relates primarily to renovating The Greenhouse for use as corporate offices and future revenue generating activities through leasing available space.

Net cash provided by financing activities in 2015, included new debt of $1,024,000, of which $659,000 was raised through a private securities offering (see Form 8-K filed with the SEC on May 6, 2015).  The private placement debt (the “10% Notes”) carries an interest rate of 10% per annum and the Company issued warrants to investors of the 10% Notes.  The Company’s short-term financing from Infinity Capital, which carries an interest rate of 5%, was $365,000 at September 30, 2015.  We also received $86,171, net of expenses, in 2015 upon the exercise of warrants by Full Circle.  Cash flows provided by financing activities in 2014, included the issuance of convertible debt of $1,412,400.  The convertible debt carries an interest rate of 12% per annum, payable quarterly.  After December 1, 2015, this convertible debt will automatically convert to shares of our common stock.  In 2014, the Company also sold Series C Warrants to Full Circle for net proceeds of $400,000.  All warrants were exercised as of June 30, 2015.

In April 2015, the Company’s common stock resumed quotation on the OTC Market’s OTCBB and was later uplisted to that Market’s OTCQB. In July 2015, the Company was selected by The Marijuana Index for inclusion in its MJIC US Reporting Index. The Marijuana Index is the leading equity-tracking index featuring public companies involved in the legalized marijuana and hemp sector. The Marijuana Index provides the most robust data set in the legal marijuana industry with a perpetually expanding assemblage of information available to brokers, analysts, investors and media.  The Company believes that these successes are a reflection of the Company’s strategic business and personnel acquisitions, improved operating cash flows, and effective branding and marketing.  We anticipate these successes and significant projected growth in the cannabis industry will continue to allow us to lower our cost of capital in future periods.

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

We believe that the disclosure of Adjusted EBITDA per share-basic and diluted provides investors with a better comparison of our period-to-period operating results. We exclude the effects of certain items from net loss per share-basic and diluted when we evaluate key measures of our performance internally, and in assessing the impact of known trends and uncertainties on our business. We also believe that excluding the effects of these items provides a more balanced view of the underlying dynamics of our business. Adjusted EBITDA per share-diluted excludes the impacts of interest expense, tax expense, depreciation and amortization, gain (loss) on its derivative liability, and share-based compensation. Weighted average number of common shares outstanding - basic and diluted (adjusted) excludes the impact of shares issued in connection with share-based compensation.

Tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Quarterly Report on Form 10-Q. We present such non-GAAP supplemental financial information, as we believe such information provides additional meaningful methods of evaluating certain aspects of our operating performance from period-to-period on a basis that may not be otherwise apparent on a non-GAAP basis. This supplemental financial information should be considered in addition to, not in lieu of, our Condensed Consolidated Financial Statements.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(1,698,235)	$(1,746,660)	$(6,875,950)	$(3,175,389)
Adjustments:
Share-based expense	863,709	1,006,500	4,967,799	1,006,500
Depreciation and amortization	54,160	12,598	130,038	18,830
Inventory lower of cost or market adjustment	27,459	--	54,959	--
Amortization of debt discount and debt financing costs	285,090	237,561	661,915	671,414
Interest expense	166,306	66,215	314,011	178,353
Net (gain) loss on derivative liability	--	117,633	(210,634)	541,397
Total adjustments	1,396,724	1,440,507	5,918,088	2,416,494
Adjusted EBITDA	$(301,511)	$(306,153)	$(957,862)	$(758,895)

Per share – basic and diluted:
Net loss	(0.12)	(0.13)	(0.50)	(0.24)
Adjusted EBITDA	(0.02)	(0.02)	(0.07)	(0.06)

Weighted-average shares outstanding:
Net loss	14,399,029	13,545,738	13,847,561	13,476,962
Adjusted EBITDA	13,349,029	13,421,825	13,231,444	13,435,204

Critical Accounting Policies

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of September 30, 2015

Remediation of Material Weaknesses

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2015, that occurred during our current fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required regarding market risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 6, 2015, the Company issued 6,012 shares of its common stock upon the conversion of $30,060 of principal and interest due under its 12% Convertible Notes.

On August 1, 2015, the Company issued stock options to employees to purchase 242,500 shares of common stock at an exercise price of $1.03.  122,500 of the options vested immediately and 120,000 vest after six months of continued employment.

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
101

The following financial information from the Quarterly Report on Form 10-Q of General Cannabis Corporation for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Lanaguage): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORPORATION

Date: November 13, 2015	By:	/s/Robert Frichtel
Robert Frichtel, Principal Executive Officer

	By:	/s/ Shelly Whitson
Shelly Whitson, Principal Financial and Accounting Officer