Form 10-K
period 2015-12-31
GENERAL CANNABIS CORP
filed 2016-03-25
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  000-54457

GENERAL CANNABIS CORP

(Exact name of registrant as specified in its charter)

COLORADO	20-8096131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6565 E. Evans Avenue Denver, Colorado 80224
(Address of principal executive offices)

Registrant's telephone number, including area code: (303) 759-1300

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Name of Each Exchange on Which Registered
N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐   No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2015 was $17,375,978.

As of March 25, 2016, the Registrant had 14,965,421 issued and outstanding shares of common stock.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” “GCC,” and the “Company,” they refer to General Cannabis Corp.

ITEM 1. BUSINESS.

History

General Cannabis Corp was incorporated on June 3, 2013.  Promap Corporation (“Promap”), our predecessor company, was incorporated in the State of Colorado on November 12, 1987. Promap originally operated as an independent geographic information system (“GIS”) and custom draft energy mapping company providing hard copy and digital format oil and gas production maps for the oil and gas industry in the United States and Canada. Prior to December 2013, most of our sales were to a company controlled by our former Chief Executive Officer.  On December 31, 2013, we sold our oil and gas mapping business to our former Chief Executive Officer in consideration for his agreement to assume all liabilities associated with the mapping business.

On August 14, 2013, Promap acquired 94% of the issued and outstanding share capital of Advanced Cannabis Solutions, Inc. (“ACSI”), a private Colorado Corporation, in exchange for 12,400,000 shares of its common stock (the “Share Exchange Agreement”). On November 9, 2013, we acquired the remaining 6% of the share capital of ACSI. On October 1, 2013, we changed our name from Promap Corporation to Advanced Cannabis Solutions, Inc. On June 17, 2015, we changed our name from Advanced Cannabis Solutions, Inc. to General Cannabis Corp.  We completed a change in trading symbol to CANN (OTCQB).

Subsidiary Structure

We have five wholly-owned subsidiaries:, (a) ACS Colorado Corp., a Colorado corporation formed in 2013; (b) Advanced Cannabis Solutions Corporation, a Colorado corporation formed in 2013; (c) 6565 E. Evans Owner LLC, a Colorado limited liability company formed in 2014; (d) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; and (e) GC Security LLC, a Colorado limited liability company formed in 2015.  Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, ACS Corp., which was formed in Colorado on June 6, 2013.

Our Products, Services and Customers

We operate in a rapidly evolving and highly regulated industry that, as has been estimated by some, will exceed $30 billion by the year 2020.  We have been and will continue to be aggressive in executing acquisitions and other opportunities that we believe will benefit us in the long-term.

Through our reporting segments (Finance and Real Estate, Wholesale Supply, Security, and Consulting) we provide products and services to the regulated cannabis industry, which include the following:

Security and Cash Management Services

In March 2015, we acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company, and will continue to do business as “Iron Protection Group.” Iron Protection Group provides advanced security, including on-site professionals, video surveillance and cash transport, to licensed cannabis cultivators and retail shops. As of December 31, 2015, Iron Protection Group has approximately 80 guards who serve 14 clients throughout Colorado.

Marketing and Products

In September 2015, we acquired substantially all of the assets of Chiefton Supply Co., and established a dba of Chiefton Supply Co., incorporated in Colorado (“Chiefton”).  Chiefton is an apparel and design company.  We design, distribute and sell apparel featuring graphic designs.  Our apparel is purchased and screen printed by third parties, for which there are numerous suppliers.  Chiefton also provides high-level design and branding services to various clients, from grow stores and dispensaries to wholesale cannabis companies.  Chiefton has built a name for themselves through innovative cannabis graphic design and branding. Initially focusing on the development of their apparel line, they realized the opportunity to provide similar services to fellow organizations within the industry.

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

Consulting and Advisory

Through Next Big Crop we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, logistical support, facility design and building services.  Our business plan is based on the future growth of the regulated cannabis market in the United States. We will provide general advisory services for business development, facilities design and construction, cultivation and retail operations, marketing and the improvement and expansion of existing operations.

Finance and Real Estate

Real Estate Leasing

Our real estate leasing business primarily includes the acquisition and leasing of cultivation space and related facilities to licensed marijuana growers and dispensary owners for their operations. Management anticipates that these facilities will range in size from 5,000 to 50,000 square feet. These facilities will only be leased to tenants that possess the requisite state licenses to operate cultivation facilities. The leases with the tenants will provide certain requirements that permit us to continually evaluate our tenants’ compliance with applicable laws and regulations.

As of the date of this report, we owned one cultivation property that is located in a suburb of Pueblo, Colorado (the “Pueblo West Property”). The property consists of approximately three acres of land, which currently includes a 5,000 square foot steel building, and parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022.  We are evaluating strategic options for this property.

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

The Greenhouse has approximately 10,000 square feet of existing office space and 5,000 square feet on its ground floor that is dedicated to a consumer banking design.  The banking space includes a vault with safety deposit boxes, three drive through teller windows and five secure teller windows inside.

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

Industry Finance and Equipment Leasing Services

We lease cultivation equipment and facilities to customers in the cannabis industry. We expect we will enter into sale lease-back transactions of grow lights, tenant improvements and other grow equipment. Since Colorado State law does not allow entities operating under a cannabis license to pledge the assets or the license of the cannabis operation for any type of general borrowing activity, we intend to provide loans to individuals and businesses in the cannabis industry on an unsecured basis.  Equipment will only be leased to tenants that possess the requisite state licenses to operate such facilities. The leases with the tenants will provide certain requirements that permit us to continually evaluate its tenants’ compliance with applicable laws and regulations.

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

On November 4, 2015, we entered into an agreement (the “DB Option Agreement”) with Infinity Capital, a related party.  Pursuant to the DB Option Agreement, Infinity Capital granted us a six month option to purchase all of its interest in DB Products Arizona, LLC (“DB”) at Infinity Capital’s actual cost, plus $1.00, or $600,001. The interests for which the option has been granted are Infinity Capital’s 50% equity interest in the membership interests of DB, and any outstanding unpaid principal and interest owed on promissory note(s) issued by DB in favor of Infinity Capital for up to $600,000.  DB is involved in the production and distribution of Dixie Brands, Inc’s full line of medical cannabis Dixie Elixirs and Edible products in Arizona.  DB expects to begin sales in 2016.  We have no obligation to exercise the option.

Competitive Strengths

We believe we possess certain competitive strengths and advantages in the industries which we operate:

Range of Services:  We are able to leverage our breadth of services and resources to deliver a comprehensive, integrated solution to companies in the cannabis industry – from operational and compliance consulting to security and marketing to financing needs.

Strategic Alliances. We are dedicated to rapid growth through acquisitions, partnerships and agreements that will enable us to enter and expand into new markets. Our strategy in pursuing these alliances are based on the target’s ability to generate positive cash flow, effectively meet customer needs, and supply desirable products, services or technologies, among other considerations. We anticipate that strategic alliances will play a significant role as more states pass legislation permitting the cultivation and sale of hemp and cannabis.

Industry’s Access to Capital. In February 2014, the Treasury Department issued guidelines for financial institutions dealing with cannabis-related businesses, (see “FinCEN” under “Federal Regulations and Our Business” of this document). In March 2015, legislation was introduced in the U.S. Senate proposing to change federal law such that states could regulate medical use of cannabis without risk of federal prosecution. A key component of the proposed Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) is to reclassify cannabis under the Controlled Substances Act to Schedule II, thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. Many banks and traditional financial institutions refuse to provide financial services to cannabis-related business. We plan to provide finance and leasing solutions to market participants using the FinCEN guidelines as a primary guide for compliance with federal law.

Regulatory Compliance. The state laws regulating the cannabis industry are changing at a rapid pace. Currently, there are twenty-three U.S. states and the District of Columbia that have created a legislative body to manage the medical cannabis industry. There are also four states that have allowed recreational use. In Colorado and Washington states, cannabis is heavily regulated. It is a critical component of our business plan both to ensure that all aspects of our operations are in compliance with all laws, policies, guidance and regulations to which we are subject and to provide an opportunity to our customers and allies to use our services to ensure that they, too, are in full compliance.

Industry Breadth. We continue to create, share and leverage information and experiences with the purpose of creating awareness and identifying opportunities to increase shareholder value. Our management team has extensive knowledge of the cannabis industry and closely monitors changes in legislation. We work with partners who enhance our industry breadth.

Market Conditions

In Colorado, the cannabis market was expanded in January 2014 to permit “recreational use”. Generally, this means adults over the age of twenty-one, including visitors from other states, can purchase cannabis from licensed retailers, subject to certain daily limits. Voters in the states of Washington, Oregon and Alaska have approved ballot measures to legalize cannabis for adult recreational use.

According to the Colorado Department of Revenue, Colorado’s cannabis industry reported the following estimated monthly cannabis sales during 2015:

	Estimated Sales
	Medical	Recreational	Total
January	$27,096,276	$35,263,000	$62,359,276
February	28,297,759	37,897,034	66,194,793
March	30,868,724	41,307,172	72,175,896
April	30,869,138	40,995,724	71,864,862
May	31,326,069	41,109,138	72,435,207
June	34,072,690	48,510,414	82,583,104
July	38,500,517	54,560,069	93,060,586
August	40,038,931	57,240,414	97,279,345
September	37,014,759	54,574,448	91,589,207
October	30,332,517	47,476,897	77,809,414
November	28,622,207	49,360,655	77,982,862
December	37,835,414	60,140,724	97,976,138
Total	$394,875,001	$568,435,690	$963,310,691

Competition

Currently, there are a number of other companies that provide similar products and/or services, such as direct finance, leasing of real estate, including shared workspace, warehouse sales, and consulting services to the cannabis industry. In the future we fully expect that other companies will recognize the value of ancillary businesses serving the cannabis industry and enter into the marketplace as competitors.

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

Our competitive position will depend on our ability to attract and retain qualified underwriters and loan managers, consultants and advisors with industry depth, and talented managerial, operational and other personnel. Our competitive position will also depend on our ability to develop and acquire effective proprietary products and solutions, personal relationships of our executive officers and directors, and our ability to secure adequate capital resources. We compete to attract and retain customers of our services. We expect to compete in this area on the basis of price, regulatory compliance, vendor relationships, usefulness, availability, and ease of use of our services.

Government and Industry Regulation

Cannabis is currently a Schedule I controlled substance and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized, its use, possession, or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the Controlled Substances Act in Colorado with respect to cannabis, persons that are charged with distributing, possessing with intent to distribute, or growing cannabis could be subject to fines and / or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of the date of this filing, 23 states and the District of Columbia allow their residents to use medical cannabis. Voters in the states of Colorado, Washington, Oregon and Alaska have approved ballot measures to legalize cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act (the “CSA”), which makes cannabis use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. In March 2015, legislation was introduced in the U.S. Senate proposing to change federal law such that states could regulate medical use of cannabis without risk of prosecution. A key component of the proposed Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) is to reclassify cannabis under the Controlled Substances Act to Schedule II, thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. There is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal government.

As of the date of this filing, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. We do not grow or distribute cannabis. However, our providing ancillary products and services to state-approved cannabis cultivators and dispensary facilities could be deemed to be aiding and abetting illegal activities, a violation of federal law. We intend to remain within the guidelines outlined in the Cole Memo (see “The Cole Memo”), however, we cannot provide assurance that we are in full compliance with the Cole Memo or any other federal laws or regulations.

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

•

Preventing the distribution of cannabis to minors;

•

Preventing revenue from the sale of cannabis from going to criminal enterprises, gangs, and cartels;

•

Preventing the diversion of cannabis from states where it is legal under state law in some form to other states;

•

Preventing state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

•

Preventing violence and the use of firearms in the cultivation and distribution of cannabis;

•

Preventing drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;

•

Preventing the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

•

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

FinCEN

The Financial Crimes Enforcement Network (“FinCEN”) provided guidance on February 14, 2014 about how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations. For purposes of the FinCEN guidelines, a “financial institution” includes any person doing business in one or more of the following capacities:

•

Bank (except bank credit card systems);

•

Broker or dealer in securities;

•

Money services business;

•

Telegraph company;

•

Casino;

•

Card club; and

•

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

While we believe we do not qualify as a financial institution in the United States, we cannot be certain that we do not fall under the scope of the FinCEN guidelines. We plan to use the FinCEN Guidelines, as may be amended, as a basis for assessing our relationships with potential tenants, clients and customers. As such, as we engage in financing activities, we intend to adhere to the guidance of FinCEN in conducting and monitoring our financial transactions. Because this area of the law is uncertain but expected to evolve rapidly, we believe that FinCEN’s guidelines will help us best operate in a prudent, reasonable and acceptable manner. There is no assurance, however, that our activities will not violate some aspect of the CSA. If we are found to violate the federal statute or any other in connection with our activities, our company could face serious criminal and civil sanctions.

Moreover, since the use of cannabis is illegal under federal law, we may have difficulty acquiring or maintaining bank accounts and insurance and our stockholders may find it difficult to deposit their stock with brokerage firms.

State and Local Regulations

Where applicable, we will apply for state licenses that are necessary to conduct our business in compliance with local laws. As of the date of this Annual Report, our subsidiary, ACS Corp., has registered with Colorado’s Marijuana Enforcement Division (the “MED”) as an approved vendor. On September 8, 2014, ACS was registered as a MED approved vendor. On March 11, 2015, GCS was registered as a MED approved vendor.

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

Employees

As of December 31, 2015, we had thirteen full time salaried employees and approximately 80 hourly employees.  None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

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

ITEM 1A. RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

As of the date of this report, we owned the following properties:

Property Name	Location	Description
Pueblo West Property	152 Industrial Blvd. Pueblo West, CO 81007

Located in a suburb of Pueblo, Colorado, the property consists of approximately three acres of land, which includes a 5,000 square-foot steel building, and parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis cultivator until December 31, 2022. This property is collateral for a loan taken to purchase the property, bearing interest at 8 ½ % with the balance due December 31, 2018.

The Greenhouse	6565 E. Evans Ave. Denver, CO 80224

We intend to re-purpose the former retail bank at this location into a multi-tenant office building that will, among other things, provide shared workspace environment purely dedicated to participants serving the cannabis industry. This property is collateral for a loan taken to purchase the property, bearing interest at 14% with the balance due October 21, 2016.

Colorado Springs Warehouse	Colorado Springs	We lease approximately 1,800 square feet of space for our Wholesale Supply business. The lease is for approximately $1,100 per month and expires on April 30, 2017.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On April 28, 2015, our common stock was uplisted and resumed quotation on the OTC Market’s OTCQB on May 6, 2015.  Quotation of our stock on the OTC Bulletin Board began on August 15, 2013. Trading was suspended on March 28, 2014 due to a suspension of trading order issued by the SEC. From April 10, 2014 to April 27, 2015, our common stock was traded under the symbol “CANN” on an unsolicited basis in the grey market.

The following table sets forth the high and low sales prices as reported on the OTCQB, when available.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter ended	High	Low
March 31, 2015	$8.37	$1.01
June 30, 2015	4.23	2.00
September 30, 2015	2.04	0.75
December 31, 2015	1.20	0.40
March 31, 2014	48.38	4.10
June 30, 2014	22.40	8.44
September 30, 2014	8.20	4.00
December 31,2014	4.00	1.00

Holders

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

Dividend Policy

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,761,500	$1.68	7,238,500
Equity compensation plans not approved by security holders	--	--	--
Total	2,761,500	$1.68	7,238,500

On October 29, 2014, the Board authorized the adoption of our 2014 Equity Incentive Plan (the “Incentive Plan”), which is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the Incentive Plan with ours and our stockholders. The Incentive Plan provides that up to 10 million shares of our common stock may be issued under the Plan.  On June 26, 2015, our stockholders ratified the Incentive Plan.

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

We made the following sales of common stock and warrants to purchase shares of our common stock in private offerings to accredited investors during the three months ended December 31, 2015:

On October 7, 2015, we granted 50,000 stock options to two employees at an exercise price of $1.38 per share, with a one year vesting period and a life of three years.

On December 17, 2015, we issued 150,000 shares of its common stock in accordance with the Feinsod Agreement.

On December 18, 2015, we issued 100,000 shares of its common stock as part of the IPG Acquisition.

On December 18, 2015, we granted 619,000 stock options to 99 employees at an exercise price of $0.60 per share, with a one year vesting period and a life of three years.

On December 18, 2015, we granted to a consultant warrants to purchase 50,000 shares of its common stock at an exercise price of $0.60 per share, with a one year vesting period and a life of three years.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year.  This discussion should be read in conjunction with the Consolidated Financial Statements and related notes in Item 8 of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-looking Statements

Our MD&A contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial condition.  All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.  If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date of this Annual Report on Form 10-K is filed.

Plan of Operations

We operate in a rapidly evolving and highly regulated industry that, as has been estimated by some, will exceed $30 billion by the year 2020.  We have been and will continue to be aggressive in executing acquisitions and other opportunities that we believe will benefit us in the long term.  We plan to leverage our breadth of services and resources to deliver a comprehensive, integrated solution to companies in the cannabis industry – from operational and compliance consulting to security and marketing to financing needs.

Security and Cash Management Services -- In March 2015, we acquired Iron Protection Group (“IPG”), which provides advanced security and cash transportation services to licensed cannabis cultivators and retail shops.  We intend to continue to expand the workforce of IPG and grow our customer base.  We are currently solidifying the infrastructure and developing processes to make this business scalable in other states.  Additionally, a significant number of our personnel are ex-military, and we are investigating programs that provide tax credits for hiring veterans.

Marketing and Products -- In September 2015, we acquired Chiefton Supply Co. (“Chiefton”).  Chiefton (a) designs, distributes and sells apparel featuring graphic designs; and (b) provides high-level design and branding services to various clients, from grow stores and dispensaries to wholesale cannabis companies.  Currently, our apparel sales and consulting are primarily focused on Colorado customers.  We have a consulting client in Nevada and will continue to expand to other states that have legalized the sale of cannabis and cannabis-related products.  In early 2016, Chiefton announced the official release of their cannabis design agency website, www.chieftondesign.com. Since inception, Chiefton has built a name for themselves through innovative cannabis graphic design and branding. Initially focusing on the development of their apparel line, they realized the opportunity to provide similar services to fellow organizations within the industry.

Consulting and Advisory -- In May 2015, we relaunched our consulting business under the tradename Next Big Crop, by hiring individuals with expertise in the cannabis consulting industry, including obtaining licenses, compliance, cultivation, logistical support, facility design and building services.  With the existing market and the potential growth if additional states legalize cannabis sales, we see a significant opportunity to bring our expertise to clients seeking to enter or expand within the industry.  Currently, we serve clients in Colorado, Hawaii, Maryland and Nevada.

Finance and Real Estate -- The revenue for this segment currently derives primarily from leasing land we own to a licensed medical cannabis grower.  We also have the ability to grow our Finance and Real Estate segment.  In October 2014, we purchased The Greenhouse, and have been renovating the space and establishing our corporate offices and infrastructure; however, we have yet to maximize the use of this building as shared workspace.  Additionally, we continue to evaluate opportunities to provide financing, equipment leasing, and property development to companies in the cannabis industry.  In November 2015, we obtained an option to acquire an equity and debt interest in a company that is an industry leader in the production and distribution of a full line of medical cannabis elixirs and edible products in Arizona.  We have not, and are under no obligation, to exercise this option.

Corporate -- In April 2015, our common stock resumed quotation on the OTC Market’s OTCBB and was later uplisted to that Market’s OTCQB. In July 2015, we were selected by The Marijuana Index for inclusion in its MJIC US Reporting Index. The Marijuana Index is the leading equity-tracking index featuring public companies involved in the legalized marijuana and hemp sector. The Marijuana Index provides the most robust data set in the legal marijuana industry with a perpetually expanding assemblage of information available to brokers, analysts, investors and media.  We believe that these successes are a reflection of our strategic business and personnel acquisitions, improved operating cash flows, and effective branding and marketing.  We anticipate these successes and significant projected growth in the cannabis industry will continue to allow us to lower our cost of capital in future periods.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. Our ability to continue as a going concern is dependent upon our ability to implement our business plan and generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to generate additional revenues and to raise additional funds, there can be no assurances to that effect. We continue to aggressively seek real estate, finance, consulting, security and wholesale opportunities with companies throughout Colorado and other regions that comply with state and local cannabis regulation.

We had an accumulated deficit of $16,427,378 as of December 31, 2015, and further losses are anticipated in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of Operations

The following tables set forth, for the periods indicated, statements of income data.  The tables and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto appearing in Item 8 in this report.

Consolidated Results

	Year ended December 31,			Percent
	2015	2014	Change	Change
Revenues	$1,762,978	$240,206	$1,522,772	634%
Costs and expenses	(9,006,389)	(2,775,945)	(6,230,444)	224%
Other expense	(1,542,866)	(4,394,400)	2,851,534	(65)%
Net loss	$(8,786,277)	$(6,390,139)	$(1,856,138)	27%

Revenues

Revenue increased primarily due the acquisition of Iron Protection Group (“IPG”) in March 2015, which generated $1,490,832 of revenue during the year ended December 31, 2015.

Costs and expenses

	Year ended December 31,			Percent
	2015	2014	Change	Change
Cost of service revenues	$1,307,821	$--	$1,307,821	N/A
Cost of goods sold	115,208	68,541	46,667	68%
Selling, general and administrative	1,433,359	787,325	646,034	82%
Share-based compensation	5,418,672	1,298,375	4,120,297	317%
Professional fees	448,501	555,442	(106,941)	(19)%
Depreciation and amortization	282,828	66,262	216,566	327%
	$9,006,389	$2,775,945	$6,230,444	224%

The cost of service revenue increase in 2015 compared to 2014, relates primarily due to the IPG acquisition, which had costs of $1,276,516 for the year ended December 31, 2015.  Cost of goods sold increased in 2015 compared to 2014, due primarily to writing off (a) slow moving inventory and (b) inventory that lost the effectiveness of certain nutrients in our wholesale product line, which increased expense by $75,048 for the year ended December 31, 2015.

Selling, general and administrative expense increased in 2015 compared to 2014, due to an increase in administrative salaries in connection with the IPG acquisition and our hiring of individuals from Next Big Crop for our consulting segment, as well as overhead incurred on The Greenhouse.

Share-based compensation included the following:

	Year ended December 31,
	2015	2014
Feinsod Agreement - accrual	$723,851	$1,293,349
Feinsod Agreement – stock uplisting	2,966,500	--
Consulting agreements	95,930	5,026
Employee awards	1,632,391	--
	$5,418,672	$1,298,375

On August 4, 2014, we entered into an agreement with Michael Feinsod in consideration for serving as Executive Chairman of the Board and as a member of the Board and pursuant to the terms of the Executive Board and Director Agreement (the “Feinsod Agreement”).  The Board approved the issuance to Infinity Capital of (a) 200,000 shares of our common stock on August 4, 2014; (b) 1,000,000 shares of our common stock upon the uplisting of our common stock to the OTC Market’s OTCQB; (c) 150,000 shares of our common stock on August 4, 2015; and (d) 150,000 shares of our common stock on August 4, 2016.  Mr. Feinsod must remain a member of the Board in order for the common stock to be issued.  Employee awards are issued under our 2014 Equity Incentive Plan, which was approved by the Board on October 29, 2014, and ratified by our shareholders on June 26, 2015.

Professional fees consist primarily of accounting and legal expenses.  Legal fees are typically incurred for acquisitions and other corporate matters.  Accounting fees are incurred for annual audits and quarterly reviews.  Professional fees generally fluctuate depending on the timing of the delivery of service.

Depreciation and amortization expense increased due to the amortization of the intangibles from the IPG and Chiefton acquisitions.

Other Expense

	Year ended December 31,			Percent
	2015	2014	Change	Change
Amortization of debt discount and deferred financing costs	$1,452,831	$755,725	$697,106	92%
Interest expense	300,669	244,771	55,898	23%
Net (gain) loss on derivative liability	(210,634)	3,393,904	(3,604,538)	(106)%
	$1,542,866	$4,394,400	$(2,851,534)

Amortization of debt discount and deferred financing costs varies in 2015 compared to 2014, due to a) the addition of the mortgage for The Greenhouse in October 2014; b) additional borrowings in 2015 under the 10% convertible notes payable; c) the write-off of the deferred financing costs for the Full Circle financing in 2015; and d) unamortized debt discounts are fully expensed when debt is converted and $485,000 of debt was converted in 2014 compared to $1,650,000 converted in 2015.  Interest expense is higher due to the increased borrowing in 2015 compared to 2014.  The net (gain) loss on derivative liability was a net gain in 2015, which resulted from the settlement of our derivative liability upon Full Circle exercising its remaining warrants in May 2015.  The net loss on derivative liability in 2014 was driven by changes in the fair value of the underlying derivative.

Security and Cash Management Services

We launched our Security segment with the IPG acquisition on March 26, 2015.

March 26, 2015 through December 31, 2015
Revenues	$1,490,832
Costs and expenses	(1,611,201)
Net profit	$(120,369)

Revenues are derived primarily from guard services and cash transport.  Costs and expenses for the year ended December 31, 2015, were comprised primarily of payroll for guards of $1,276,516 and management payroll of $241,705.

Marketing and Products

	Year ended December 31,			Percent
	2015	2014	Change	Change
Revenues	$60,564	$85,147	$(24,583)	(29)%
Costs and expenses	(248,646)	(125,489)	(123,157)	98%
	$(188,082)	$(40,342)	$(147,740)	366%

Revenues from our wholesale product line dropped from $85,147 in 2014 to $34,144 in 2015. Chiefton contributed revenue of $26,420 since their acquisition in late September 2015.  Costs and expenses increased in 2015 compared to 2014, due primarily to writing off (a) slow moving inventory and (b) inventory that lost the effectiveness of certain nutrients in our wholesale product line, which increased expense by $75,048 for the year ended December 31, 2015.

Consulting and Advisory

	Year ended December 31,			Percent
	2015	2014	Change	Change
Revenues	$110,800	$40,000	$70,800	177%
Costs and expenses	(162,428)	(30)	(162,398)	NA
	$(51,628)	$39,970	$(91,598)	(229)%

We relaunched our consulting business under the tradename Next Big Crop in May 2015, by hiring two individuals with expertise in the cannabis consulting industry, including obtaining licenses, compliance, cultivation, logistical support, facility design and building services.   We have contracts with clients pursuing medical cannabis licenses in numerous states.  Activity in 2014, was primarily a result of a contract with a Canadian client that was canceled in the third quarter of 2014, resulting in a reversal of revenue during that period.

Finance and Real Estate

	Year ended December 31,			Percent
	2015	2014	Change	Change
Revenues	$100,782	$115,059	$(14,277)	(12) %
Costs and expenses	(32,051)	(33,008)	957	(3) %
Interest expense	(44,166)	(15,961)	(28,205)	177%
	$24,565	$66,090	$(41,525)	(63) %

Revenue decreased in 2015 compared to 2014, due to a decrease in non-recurring revenue streams between 2014 and 2015.  Costs and expenses remained relatively flat in 2015 compared to 2014.  In 2014, results included only revenues and expenses from our Pueblo facility.  We continue to renovate The Greenhouse in anticipation of being able to generate additional revenue from currently available space.

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

Tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Annual Report on Form 10-K. We present such non-GAAP supplemental financial information, as we believe such information provides additional meaningful methods of evaluating certain aspects of our operating performance from period-to-period on a basis that may not be otherwise apparent on a non-GAAP basis. This supplemental financial information should be considered in addition to, not in lieu of, our Consolidated Financial Statements.

	Year ended December 31,
	2015	2014
Net loss	$(8,786,277)	$(6,930,139)
Adjustments:
Share-based expense	5,418,672	1,298,375
Depreciation and amortization	282,828	66,262
Inventory lower of cost or market adjustment	75,048	--
Amortization of debt discount and debt financing costs	1,452,831	755,725
Interest expense	300,669	244,771
Net (gain) loss on derivative liability	(210,634)	3,393,904
Total adjustments	7,319,414	5,759,037
Adjusted EBITDA	$(1,466,863)	$(1,171,102)

Per share – basic and diluted:
Net loss	$(0.63)	$(0.51)
Adjusted EBITDA	(0.11)	(0.09)

Weighted-average shares outstanding:
Net loss	14,017,095	13,462,396
Adjusted EBITDA	13,291,615	13,344,752

Liquidity

We expect our sources of liquidity to include cash generated from operations, debt and, potentially, the issuance of common stock or other equity-based instruments.  We anticipate our more significant uses of resources will include developing infrastructure, and business and real property acquisitions.

We had cash of $58,711 and $165,536, respectively as of and December 31, 2015 and 2014.  Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2015	2014
Net cash used in operating activities	$(1,582,026)	$(1,425,031)
Net cash used in investing activities	(68,462)	(611,252)
Net cash provided by financing activities	1,543,663	1,774,383

Net cash used in operating activities increased in 2015 by $156,995 compared to 2014.  Our operations expanded significantly in 2015, with the launch of our Security segment through the acquisition of IPG, as well as the relaunch of our Consulting segment, with the hiring of three employees with expertise in the cannabis industry.  We have also expanded our infrastructure ahead of anticipated revenue growth in all of our segments.  Where possible, we continue to use non-cash equity-based instruments to obtain consulting services and compensate employees.

Net cash used in investing activities in 2015 related primarily to renovating The Greenhouse for use as corporate offices and future revenue generating activities through leasing available space, as well as cash paid for the Chiefton Acquisition.  In 2014, we purchased The Greenhouse for $1,100,000, of which $500,000 was paid in cash.

Net cash provided by financing activities in 2015, included new debt of $1,450,000, of which $350,000 was raised through a private securities offering.  The private placement debt (the “10% Notes”) carries an interest rate of 10% per annum and has a maturity date of May 1, 2016.  Our short-term financing from Infinity Capital, which carries an interest rate of 5%, was $800,000 at December 31, 2015 and is now due on demand.  We also received $86,171, net of expenses, in 2015 upon the exercise of warrants by Full Circle.  Cash flows provided by financing activities in 2014, included the issuance of convertible debt of $1,394,739, which was automatically converted to shares of our common stock in December 2015.  In 2014, we also sold Series C Warrants to Full Circle for net proceeds of $400,000, which were all exercised as of June 30, 2015.

Capital Resources

We have no material commitments for capital expenditures as of December 31, 2015.  Part of our growth strategy, however, is to acquire businesses and real estate.  We would fund such acquisitions through the issuance of debt, common stock, or a combination thereof.

Off-balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

 Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses.  Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.  In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates.  Actual results may differ from these estimates.

We define critical accounting policies as those that are reflective of significant judgments and uncertainties and which may potentially result in materially different results under different assumptions and conditions.  In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates.  These estimates are subject to an inherent degree of uncertainty.

Purchase Accounting for Acquisitions

Acquisition of a business requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition.  Any amount of the purchase price paid that is in excess of the estimated fair value of the net assets acquires is recorded as goodwill.  We determine fair value using widely accepted valuation techniques, primarily discounted cash flows and market multiple analyses.  These types of analyses require us to make assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, discount rates and cash flow.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Impairment of Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount.

We determine fair value using widely accepted valuation techniques, namely discounted cash flow and market multiple analyses. These techniques are also used when assigning the purchase price to acquired assets and liabilities. These types of analyses require us to make assumptions and estimates regarding industry and economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Contingent Liabilities

We accrue a loss for contingencies if it is probable that an asset has been impaired or a liability has been incurred, and when the amount of loss can be reasonably estimable. When no accrual is made because one or both of these conditions does not exist, we disclose the contingency if there is at least a reasonable possibility that a loss may be incurred. We estimate contingent liabilities based on the best information we have available at the time. If we have a range of possible outcomes, we accrue the low end of the range.

Debt with Equity-linked Features

We issue debt that may have separate warrants, conversion features, or no equity-linked attributes.

When we issue debt with warrants, we determine the value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the estimated volatility of our stock.

When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative.  If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance, using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the estimated volatility of our stock.  If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF’).  A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date.  This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued.  The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible.

Equity-based Payments

We estimate the fair value of equity-based instruments issued to employees, or to third parties for services or goods using Black-Scholes, which requires us to estimate the volatility of our stock and forfeiture rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

General Cannabis Corp.

We have audited the accompanying consolidated balance sheet of General Cannabis Corp. as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Cannabis Corp. as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hall and Company

Irvine, CA

March 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

General Cannabis Corp.

We have audited the accompanying consolidated balance sheet of General Cannabis Corp. ( formerly known as Advanced Cannabis Solutions), as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Cannabis Corp. as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corp.

Irvine, CA

April 15, 2015

GENERAL CANNABIS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$58,711	$165,536
Accounts receivable	124,553	18,319
Prepaid expenses and other current assets	46,734	22,402
Inventory	15,518	70,341
Total current assets	245,516	276,598

Property and equipment, net	1,725,268	1,707,410
Intangible assets, net	1,524,927	--
Goodwill	187,000	--
Deferred financing costs	--	83,056
Total Assets	$3,682,711	$2,067,064

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$293,532	$83,185
Interest payable	84,720	16,470
Line of credit – related party	800,000	--
Notes payable (net of discount), current portion	986,475	6,337
Deferred rental revenue	33,146	--
Accrued stock payable, current portion	1,532,420	385,917
Warrant derivative liability	--	3,893,904
Total current liabilities	3,730,293	4,385,813

Notes payable (net of discount), less current portion	151,397	1,055,797
Accrued stock payable, less current portion	--	138,125
Tenant deposits	9,204	8,854
Total Liabilities	3,890,894	5,588,589

Commitments and Contingencies	--	--

Stockholders’ Equity (Deficit)
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at December 31, 2015 and 2014	--	--
Common Stock, $0.001 par value; 100,000,000 shares authorized; 14,915,421 shares and 12,499,933 shares issued and outstanding on December 31, 2015 and 2014, respectively	14,915	12,500
Additional paid-in capital	16,204,280	4,107,076
Accumulated deficit	(16,427,378)	(7,641,101)
Total Stockholders’ Equity (Deficit)	(208,183)	(3,521,525)

Total Liabilities & Stockholders’ Equity (Deficit)	$3,682,711	$2,067,064

See Notes to consolidated financial statements.

GENERAL CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014
REVENUES
Service	$1,604,632	$40,000
Tenant	100,782	115,059
Product sales	57,564	85,147
Total revenues	1,762,978	240,206

COSTS AND EXPENSES
Cost of service revenues	1,307,821	--
Cost of goods sold	115,208	68,541
Selling, general and administrative	1,433,359	787,325
Share-based compensation	5,418,672	1,298,375
Professional fees	448,501	555,442
Depreciation and amortization	282,828	66,262
Total costs and expenses	9,006,389	2,775,945

OPERATING LOSS	(7,243,411)	(2,535,739)

OTHER (INCOME) EXPENSE
Amortization of debt discount and deferred financing costs	1,452,831	755,725
Interest expense	300,669	244,771
Net (gain) loss on derivative liability	(210,634)	3,393,904
Total other (income) expense, net	1,542,866	4,394,400

NET LOSS	$(8,786,277)	$(6,930,139)

PER SHARE DATA – Basic and diluted
Net loss per share	$(0.63)	$(0.51)
Weighted average number of common shares outstanding	14,017,095	13,462,396

See Notes to consolidated financial statements.

GENERAL CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(8,786,277)	$(6,930,139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	1,371,607	755,725
Amortization of deferred financing costs	83,056	31,944
(Gain) loss on derivative liability, net	(210,634)	3,393,904
Depreciation and amortization expense	282,828	66,262
Equity-based payments	5,418,672	1,298,375
Changes in operating assets and liabilities (net of amounts acquired)
Accounts receivable	(106,234)	(18,319)
Prepaid expenses and other assets	(24,332)	(20,158)
Inventory	67,072	(70,341)
Accounts payable and accrued liabilities	322,216	67,716
Net cash used in operating activities:	(1,582,026)	(1,425,031)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(56,213)	(573,052)
Chiefton acquisition – cash paid for inventory	(12,249)	--
Purchase of intangible assets	--	(38,200)
Net cash used in investing activities	(68,462)	(611,252)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of cash expenses	350,000	1,394,739
Increase in line of credit -- related party	1,100,000	--
Payments on notes payable	(6,337)	(5,356)
Proceeds from sale of warrants, net	--	400,000
Proceeds from exercise of warrants for shares of common stock, net	100,000	--
Deferred financing costs	--	(15,000)
Net cash provided by financing activities	1,543,663	1,774,383

NET (DECREASE) INCREASE IN CASH	(106,825)	(261,900)
CASH, BEGINNING OF PERIOD	165,536	427,436
CASH, END OF PERIOD	$58,711	$165,536

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$231,296	$225,503

NON-CASH TRANSACTIONS
Acquisition of IPG with common stock payable and warrants	$1,887,000	$--
Acquisition of Chiefton with common stock payable	69,400	--
Purchase of property with note payable	--	600,000
Convertible notes settled in common stock	1,651,123	485,000
Line of credit – related party converted into 10% Note	309,000	--
Warrants issued in connection with debt recorded as debt discount	298,532	92,600
Non-cash financing costs	--	100,000
Issuance of common stock upon cashless conversion of warrants by Full Circle	3,683,270	--
Issuance of common stock from accrued stock payable	988,493	--
Accrued stock payable and warrants for architectural services	--	109,667

See Notes to consolidated financial statements.

GENERAL CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
December 31, 2013	15,137,200	$15,137	$918,490	$(710,962)	$222,665
Re-acquired common stock	(1,750,000)	(1,750)	1,750	--	--
Discount on convertible notes issued	--	--	1,813,280	--	1,813,280
Issuance of common stock under Feinsod Agreement	200,000	200	883,800	--	884,000
Conversion of Notes payable and interest	97,733	98	488,571	--	488,669
Retraction of common stock in settlement of lawsuit with former shareholder	(1,185,000)	(1,185)	1,185	--	--
Net loss	--	--	--	(6,930,139)	(6,930,139)
December 31,2014	12,499,933	12,500	4,107,076	(7,641,101)	(3,521,525)

Issuance of common stock under Feinsod Agreement	1,150,000	1,150	3,628,350	--	3,629,500
Full Circle – non-cash exercise of warrants	760,263	760	3,682,510	--	3,683,270
Full Circle – exercise of warrants for cash	25,000	25	99,975	--	100,000
Stock issued for architectural services	50,000	50	114,643	--	114,693
Conversion of Notes payable and interest	330,225	330	1,650,793	--	1,651,123
Warrants issued with 10% Notes Payable	--	--	298,532	--	298,532
Common stock and warrants issued for IPG acquisition	100,000	100	1,043,700	--	1,043,800
Warrants issued for services	--	--	77,918	--	77,918
Employee stock options	--	--	1,500,783	--	1,500,783
Net loss	--	--	--	(8786,277)	(8,786,277)
December 31, 2015	14,915,421	$14,915	$16,204,280	$(16,427,378)	$(208,183)

See Notes to consolidated financial statements.

GENERAL CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corporation (the “Company,” “we,” “us, ” “our,” or “GCC”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013, and provides products and services to the regulated cannabis industry.  On April 28, 2015, our common stock was uplisted and resumed quotation on the OTC Market’s OTCQB on May 6, 2015.  Our operations are segregated into the following four segments:

Security and Cash Management Services

In March 2015, we acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company, which will continue to do business as “Iron Protection Group.” Iron Protection Group (“IPG”) provides advanced security, including on-site professionals, video surveillance and cash transport, to licensed cannabis cultivators and retail shops. As of December 31, 2015, Iron Protection Group had approximately 80 guards who serve 14 clients throughout Colorado.

Marketing and Products

In September 2015, we acquired substantially all of the assets of Chiefton Supply Co., and established a dba of Chiefton Supply Co., incorporated in Colorado (“Chiefton”).  Chiefton is an apparel and design company.  We design, distribute and sell apparel featuring graphic designs.  Our apparel is purchased and screen printed by third parties, for which there are numerous suppliers.  Chiefton also provides high-level design and branding services to various clients, from grow stores and dispensaries to wholesale cannabis companies.

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

Consulting and Advisory

Through Next Big Crop we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and building services, and expansion of existing operations.  Our business plan is based on the future growth of the regulated cannabis market in the United States.

Finance and Real Estate

Real Estate Leasing

Our real estate leasing business primarily includes the acquisition and leasing of cultivation space and related facilities to licensed marijuana growers and dispensary owners for their operations. Management anticipates that these facilities will range in size from 5,000 to 50,000 square feet. These facilities will only be leased to tenants that possess the requisite state licenses to operate cultivation facilities. The leases with the tenants will provide certain requirements that permit us to continually evaluate our tenants’ compliance with applicable laws and regulations.

As of the date of this report, we owned one cultivation property that is located in a suburb of Pueblo, Colorado (the “Pueblo West Property”). The property consists of approximately three acres of land, which currently includes a 5,000 square foot steel building, and parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022.  We are evaluating strategic options for this property.

Shared Office Space, Networking and Event Services

In October 2014, we purchased a former retail bank located at 6565 East Evans Owner, Denver, Colorado 80224, which has been branded as The Greenhouse (“The Greenhouse”).  The building is a 16,056 square-foot facility, which will be converted to serve as the largest shared workspace for entrepreneurs, professionals and others serving the cannabis industry.  Clients will be able to lease space to use as offices, meeting rooms, lecture, educational and networking facilities, and individual workstations.

The Greenhouse has approximately 10,000 square feet of existing office space and 5,000 square feet on its ground floor that is dedicated to a consumer banking design.  The banking space includes a vault with safety deposit boxes, three drive through teller windows and five secure teller windows inside.

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

Industry Finance and Equipment Leasing Services

We lease cultivation equipment and facilities to customers in the cannabis industry. We expect we will enter into sale lease-back transactions of grow lights, tenant improvements and other grow equipment. Since Colorado State law does not allow entities operating under a cannabis license to pledge the assets or the license of the cannabis operation for any type of general borrowing activity, we intend to provide loans to individuals and businesses in the cannabis industry on an unsecured basis.  Equipment will only be leased to tenants that possess the requisite state licenses to operate such facilities. The leases with the tenants will provide certain requirements that permit us to continually evaluate its tenants’ compliance with applicable laws and regulations.

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

On November 4, 2015, we entered into an agreement (the “DB Option Agreement”) with Infinity Capital, a related party.  Pursuant to the DB Option Agreement, Infinity Capital granted us a six month option to purchase all of its interest in DB Products Arizona, LLC (“DB”) at Infinity Capital’s actual cost, plus $1.00, or $600,001. The interests for which the option has been granted are Infinity Capital’s 50% equity interest in the membership interests of DB, and any outstanding unpaid principal and interest owed on promissory note(s) issued by DB in favor of Infinity Capital for up to $600,000.  DB is involved in the production and distribution of Dixie Brands, Inc.’s full line of medical cannabis Dixie Elixirs and Edible products in Arizona.  DB expects to begin sales in 2016.  We have no obligation to exercise the option.

Basis of Presentation

The accompanying consolidated financial statements include the results of GCC, and its five wholly-owned subsidiary companies: (a) ACS Colorado Corp., a Colorado corporation formed in 2013; (b) Advanced Cannabis Solutions Corporation, a Colorado corporation formed in 2013; (c) 6565 E. Evans Avenue LLC, a Colorado limited liability company formed in 2014; (d)  General Cannabis Capital Corporation, a Colorado corporation formed in 2015; and (e) GC Security LLC, a Colorado limited liability company formed in 2015.  Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, ACS Corp., which was formed in Colorado on June 6, 2013.  Intercompany accounts and transactions have been eliminated.

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The reclassifications had no effect on net loss, total assets, or total stockholders’ equity (deficit).

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  The ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that actions presently being taken to further implement its business plan and generate additional revenues provide opportunity for us to continue as a going concern.  While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect.

We had an accumulated deficit of $16,427,378 at December 31, 2015, and further losses are anticipated in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks, and investments that are highly liquid and have maturities of three months or less at the date of purchase.  We had no cash equivalents at December 31, 2015 or 2014.

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000 per financial institution as of December 31, 2015).  At December 31, 2015 and 2014, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts.

Inventory

Our inventory consists of finished goods, including apparel and supplies for the cannabis market.  Inventory is stated at the lower of cost or market, using the first-in, first-out method (“FIFO”) to determine cost. We monitor inventory cost compared to selling price in order to determine if a lower of cost or market reserve is necessary.  For the year ended December 31, 2015, cost of goods sold includes $75,048 of expense for inventory adjusted down to market value.

Property and Equipment

Property and equipment are recorded at historical cost.  The cost of maintenance and repairs, which are not significant improvements, are expensed when incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets:  thirty years for buildings, the lesser of five years or the life of the lease for leasehold improvements, and three to five years for furniture, fixtures and equipment.  Land is not depreciated.  Construction in progress, consisting of land development costs, pre-construction costs, construction costs, interest incurred on financing, architectural plans, is not depreciated until the related asset is placed in service.

Business Combinations

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.  The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows. We allocate any excess purchase price over the fair value of the net assets and liabilities acquired to goodwill.  Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Intangible Assets and Goodwill

Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business.

Intangible assets consist primarily of customer relationships, non-compete agreements with key employees, and marketing-related intangibles. Our intangible assets are being amortized on a straight-line basis over a period of two to ten years.

Impairment of Long-lived Assets and Goodwill

We evaluate goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying amount.  The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

We periodically evaluate whether the carrying value of property, equipment and intangible assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Deferred Financing Costs

We capitalize the amounts paid to obtain financing, such as legal expenses of our lenders, and amortize the amount over the life of the underlying financing agreement.

Debt

We issue debt that may have separate warrants, conversion features, or no equity-linked attributes.

Debt with warrants – When we issue debt with warrants, we treat the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations.  The offset to the contra-liability is recorded as additional paid in capital in our consolidated balance sheet.  We determine the value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the volatility of our stock.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statement of operations.  The debt is treated as conventional debt.

Convertible debt – derivative treatment – When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative, as follows:  a) one or more underlyings, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity.  The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in stockholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance.  If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense.  Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt.  The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the consolidated statement of operations.  The debt discount is amortized through interest expense over the life of the debt.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF’).  A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date.  This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued.  The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheet.  We amortize the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statement of operations.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statement of operations.

If the conversion feature does not qualify for either the derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –

Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments include cash, accounts receivable, accounts payables and tenant deposits. The carrying values of these financial instruments approximate their fair value due to their short maturities.  The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us.  Our derivative liability was adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

Revenue Recognition

We recognize revenue when the four revenue recognition criteria are met, as follows:

Persuasive evidence of an arrangement exists – our customary practice is to obtain written evidence, typically in the form of a contract or purchase order;

Delivery – when services are completed in accordance with the underlying contract, or for the sale of goods when custody is transferred to our customers either upon shipment to or receipt at our customers’ locations, with no right of return or further obligations;

The price is fixed or determinable – prices are typically fixed and no price protections or variables are offered; and

Collectability is reasonably assured – we typically work with businesses with which we have a long standing relationship, as well as continually monitoring and evaluating customers’ ability to pay.

Refunds and returns, which are minimal, are recorded as a reduction of revenue.

Share-based Payments

Nonemployees – We may enter into agreements with nonemployees to make share-based payments in return for services. These payments may be made in the form of common stock or common stock warrants. We recognize expense for fully-vested warrants at the time they are granted. For awards with service or performance conditions, we generally recognize expense over the service period or when the performance condition is met; however, there may be circumstances in which we determine that the performance condition is probable before the actual performance condition is achieved. In such circumstances, the amount recognized as expense is the pro rata amount, depending on the estimated progress towards completion of the performance condition. Nonemployee share-based payments are measured at fair value, based on either the fair value of the equity instrument issued or on the fair value of the services received. Typically, it is not practical to value the services received, so we determine the fair value of common stock grants based on the price of the common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty’s performance is complete), and the fair value of common stock warrants using Black-Scholes. We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. For awards that are recognized when a performance condition is probable, the fair value is estimated at each reporting date. The cost ultimately recognized is the fair value of the equity award on the date the performance condition is achieved. Accordingly, the expense recognized may change between interim reporting dates and the date the performance condition is achieved.

Awards of common stock with a service or performance condition, where the ultimate number of shares to be issued is uncertain, are classified as liabilities.  All other non-employee awards are classified as equity.

Employees – We issue options to purchase our common stock to our employees, which are measured at fair value using Black-Scholes. We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option.  We recognize expense on a straight-line basis over the service period, net of an estimated forfeiture rate, resulting in a compensation cost for only those shares expected to vest.  Awards to employees are classified as equity.

Shipping and Handling

Payments by customers to us for shipping and handling costs are included in revenue on the consolidated statements of operations, while our expense is included in cost of goods sold. Shipping and handling for inventory is included as a component of inventory on the consolidated balance sheets, and in cost of revenues in the consolidated statements of operations when the product is sold.

Income Taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. Our assessment of tax positions as of December 31, 2015 and 2014, determined that there were no material uncertain tax positions.

Reportable Segments

Our reporting segments consist of:  a) Security and Cash Management Services; b) Marketing and Products; c) Consulting and Advisory; and d) Finance and Real Estate.  Our Chief Executive Officer has been identified as the chief decision maker.  Our operations are conducted primarily within the United States of America.

Recently Issued Accounting Standards

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard.  This ASU is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years.  We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2015-17”Income Taxes (Topic 740)” – In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet.  Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet.  The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2015-16 “Business Combinations (Topic 805),” or ASU 2015-16 - In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting period beginning after December 15, 2016, including interim periods within those fiscal years, with the option to early adopt for financial statements that have not been issued. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” or ASU 2015-11 - In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt as of the beginning of an annual or interim period. We do not expect the adoption of this ASU to have a significant impact on our financial position, results of operations and cash flows.

FASB ASU 2015-03 “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost,” or ASU 2015-03 - In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. We do not expect the adoption of this ASU to have a significant impact on our financial position, results of operations and cash flows.

FASB ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” or ASU 2015-02 - In February 2015, the FASB issued ASU 2015-02, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This ASU is effective for annual reporting periods beginning after December 15, 2015 and we are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

NOTE 2.   BUSINESS ACQUISITIONS

IPG Acquisition

On March 26, 2015, we entered into an Asset Purchase Agreement (the “IPG APA”) by and among us and Iron Protection Group, LLC, a Colorado limited liability company (“Seller”), whereby we agreed to acquire substantially all of the assets of Seller (the “IPG Acquisition”).  This acquisition expands our service offerings in the cannabis industry and provides a new revenue stream.

Pursuant to the terms of the IPG APA, we will deliver to Seller 500,000 restricted shares of our common stock, which will vest over a one-year period (100,000 shares on October 1, 2015; 200,000 shares on January 1, 2016; and 200,000 shares on April 1, 2016).

In addition, we delivered to Seller three-year warrants (the “IPG Warrants”) to purchase an aggregate of 500,000 shares of our common stock at an exercise price of: (i) $4.50 for warrants to purchase 250,000 shares, and (ii) $5.00 for warrants to purchase another 250,000 shares. The IPG APA contains certain provisions that require Seller to forfeit a portion of the stock consideration in the event that Seller violates its obligations under the IPG APA relating to non-competition and non-disclosure. The closing date of the IPG Acquisition was March 26, 2015 and we calculated the purchase price of the IPG Acquisition to be approximately $1,887,000. At the acquisition date and pursuant to the IPG APA, we did not assume any of the Seller’s liabilities and there were no tangible assets of significance.

The aggregate consideration was as follows:

Common stock payable	$1,054,000
Warrants issued with $4.50 exercise price	421,000
Warrants issued with $5.00 exercise price	412,000
$1,887,000

The 500,000 shares of common stock were valued based on the closing price per share on March 26, 2015, or $2.48, reduced by a discount of 15% due to restrictions in the ability to trade our common stock.  The $1,054,000 value of stock consideration was recorded as accrued stock payable on the consolidated balance sheet, which is reduced as we issue common stock according to the vesting schedule.  See Note 11 for a discussion of the warrants.

The purchase price allocation is as follows:

Intangible assets:
Customer relationship intangible	$1,000,000
Marketing-related intangibles	200,000
Non-compete agreements	500,000
Goodwill	187,000
$1,887,000

We finalized the purchase price allocation in the fourth quarter of the year ended December 31, 2015.

In connection with our acquisition of IPG, we agreed to issue to the sole shareholder of the Seller 100,000 fully vested warrants to purchase shares of our common stock if revenues of the Security segment exceeded $3,000,000 for the year ended December 31, 2015, with an exercise price of $2.48.  This condition was not met during the year ended December 31, 2015, so no value was recorded for these warrants.

The accompanying consolidated financial statements include the results of IPG from the date of acquisition, March 26, 2015.  The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2014, are as follows:

	Year ended December 31,
	2015 (Unaudited)	2014 (Unaudited)
Total net revenues	$2,132,724	$921,931
Net loss	(8,733,016)	(6,816,227)
Net loss per common share:
Basic and diluted	$(0.60)	$(0.49)

Chiefton Acquisition

On September 25, 2015, we closed an asset purchase agreement for the purchase of substantially all the assets of Chiefton Supply Co., a Colorado corporation, and established a dba within GCC of Chiefton.  This acquisition expands our service offerings in the cannabis industry and provides a new revenue stream.

We acquired the Chiefton assets for consideration of 80,000 restricted shares of our common stock. The shares shall remain in escrow for six months for the exclusive purpose of being available to indemnify us for any claims that may be made by any person or governmental entity related to or arising from Chiefton’s intellectual property during the six month period after closing. After such period, the shares will be released if no claims have been made, provided that if any claims have been made the shares will remain in escrow until the claim is resolved, at which time the shares will be released less the value of any and all settlement amounts, penalties, damages or other liabilities arising from the claim.

The aggregate consideration was as follows:

Cash	$12,249
Common stock	69,400
Aggregate consideration	$81,649

The value of the common stock consideration was estimated based on our closing common stock price on September 25, 2015, or $1.02 per share, reduced by a discount of 15% due to restrictions in the ability to trade our shares.  The $69,400 value of stock consideration is included in accrued stock payable on the consolidated balance sheet as of December 31, 2015.

The purchase price allocation is as follows:

Inventory	$12,249
Intangible assets – Chiefton brand and graphic designs	69,400
$81,649

We finalized the purchase price allocation in the fourth quarter of the year ended December 31, 2015.

NOTE 3.  ACCOUNTS RECEIVABLE

Our receivables consisted of the following:

	December 31,
	2015	2014
Accounts receivable	$133,692	$18,319
Less: Allowance for doubtful accounts	(9,139)	--
Total	$124,553	$18,319

Future minimum lease payments due us consist of:

Year ending December 31
2016	$110,536
2017	112,753
2018	115,008
2019	117,308
2020	119,,655
Thereafter	126,548
Total	$701,808

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2015	2014
Land	$812,340	$812,340
Buildings	871,767	724,284
Leasehold improvements	41,534	45,000
Furniture, fixtures and equipment	66,044	15,792
Construction in progress	--	138,056
	1,791,685	1,735,472
Less: Accumulated depreciation	(66,417)	(28,062)
	$1,725,268	$1,707,410

Depreciation expense was $38,355 and $28,062, respectively, for the years ended December 31, 2015 and 2014.

NOTE 5.   INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following as of December 31, 2015:

	Gross	Accumulated Amortization	Net	Estimated Life (in years)
Customer relationships	$1,000,000	$76,712	$923,288	10
Marketing-related	200,000	30,685	169,315	5
Non-compete agreements	500,000	127,854	372,146	3
Chiefton brand and graphic designs	69,400	9,222	60,178	2
Intangible assets, net	$1,769,400	$244,473	$1,524,927

Estimated amortization expense for the next five years is as follows:

Year ending December 31
2016	$342,302
2017	203,739
2018	140,000
2019	140,000
2020	140,000

Amortization expense was $244,473 and $38,200 for the years ended December 31, 2015 and 2014.  Amounts capitalized in 2014 for the development of educational and marketing webinars on various cannabis industry topics were fully expensed as of December 31, 2014.  We did not recognize any impairment during the year ended December 31, 2015.

Goodwill

In connection with our acquisition of IPG, we recorded goodwill of $187,000. We have not recognized any impairment as of December 31, 2015.

NOTE 6.    DEBT

Line of Credit – Related Party

In February 2015, we issued a senior secured note to Infinity Capital, LLC (“Infinity Capital”), as amended in April 2015, bearing interest at 5% payable monthly in arrears commencing June 30, 2015, until the maturity date of August 31, 2015 (the “Infinity Note”). Infinity Capital, an investment management company, was founded and is controlled by our chairman of the board, Michael Feinsod, a related party.  On July 1, 2015, the outstanding principal and interest of $309,000 was settled by our issuing a 10% private placement note.  Subsequent to the settlement on July 1, 2015, we continued to borrow under the Infinity Note.  Interest expense for the Infinity Note for the year ended December 31, 2015, was approximately $60,000, of which approximately $11,700 was accrued as of December 31, 2015.

Notes Payable

	December 31,
	2015	2014
10.0% private placement notes	$659,000	$--
14.0% mortgage note payable (The Greenhouse)	600,000	600,000
12.0% convertible notes - December 2013	--	530,000
12.0% convertible notes - January 2014	--	1,120,000
8.5% convertible note payable (Pueblo West Property)	158,307	164,644
	1,417,307	2,414,644
Unamortized debt discount	(279,435)	(1,352,510)
	1,137,872	1,062,134
Less: Current portion	(986,475)	(6,337)
Long-term portion	$151,397	$1,055,797

10% Private Placement Notes

In May, 2015, we initiated a private placement pursuant to a Promissory Note and Warrant Purchase Agreement (the “10% Agreement”) with certain accredited investors, bearing interest at 10% payable quarterly, with a maturity date of May 1, 2016.  Under the 10% Agreement, we can issue up to $2,000,000 of notes to investors, bearing interest at 10%, with a minimum denomination of $25,000 (each such note, a “10% Note,” and collectively, the “10% Notes”).  Subject to the terms and conditions of the 10% Agreement, each investor is granted fully-vested warrants equal to their note principal divided by two (the “10% Warrants”) (with standard dilution clauses).  The 10% Warrants are exercisable for a period of eighteen months after grant date and have an exercise price of $1.08 per share.  The debt is treated as conventional debt.  The 10% Notes are collateralized by a security interest in substantially all of our assets.

$309,000 of the 10% Notes are due to a related party, Infinity Capital, at December 31, 2015.  Approximately $14,000 of interest expense and $7,300 of accrued interest under the 10% Notes relates to Infinity Capital.

14% Mortgage Note Payable (The Greenhouse)

In October 2014, we executed a mortgage on The Greenhouse in the amount of $600,000, bearing 14.0% interest payable monthly, with a maturity date of October 21, 2016 (the “Greenhouse Mortgage”).  The debt is treated as conventional debt.

In addition, we granted warrants to Evans Street Lendco LLC (“Evans Lendco”), the note holder of the Greenhouse Mortgage, which expire on October 21, 2016.  The warrants vested immediately and allowed for Evans Lendco to purchase 600,000 shares of our common stock at a price of $4.40 per share, (with standard dilution clauses).  Due to the drop in our stock price, on July 29, 2015, we agreed with Evans Lendco to replace the warrants previously issued to Evans Lendco with warrants to purchase 225,000 shares of our stock at $1.20 per share with a term of two years.  The estimated fair value of the replacement warrants is less than the fair value of the original warrants on their date of grant.  Accordingly, we will continue to amortize the remaining fair value of the original warrants over the remaining life of the underlying debt.

12% Convertible Notes

December 2013 Issuance

In December 2013, we entered into convertible promissory notes with various third parties totaling $530,000 (the “December 2013 Issuance”). The principal amounts of these notes range between $10,000 and $150,000. The notes mature on October 31, 2018, bear interest at 12.0% payable quarterly, and are convertible into shares of our common stock at a conversion rate of $5.00 per share (with standard dilution clauses).

Derivative treatment is not required, as the conversion feature meets the scope exception. The conversion feature is not beneficial, because the conversion price was higher than the stock price on the commitment date.  Accordingly, we treated the December 2013 Issuance as conventional debt.

January 2014 Issuance

In January 2014, we entered into various convertible promissory notes with various third parties totaling $1,605,000 (the “January 2014 Issuance”). The principal amounts of these notes range between $10,000 and $200,000. Under the terms of these notes, they mature on October 31, 2018, bear interest at 12.0% payable quarterly, and are convertible into shares of our common stock at a conversion rate of $5.00 per share (with standard dilution clauses). These notes are convertible at the election of the noteholder at any time on or before maturity date.

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

Conversion of 12% Convertible Notes

During the year ended December 31, 2014, lenders converted $488,669 of 12% Convertible Notes in exchange for 97,773 shares of our common stock.  During the year ended December 31, 2015, lenders converted $321,123 of 12% Convertible Notes for 64,225 shares of our common stock.

The December 2013 Issuance and the January 2014 Issuance (collectively, the “12% Convertible Notes”) included a provision that if the trading stock price exceeded $10 for twenty consecutive trading days and the daily volume for those twenty consecutive trading days exceeds 25,000 shares, then the 12% Convertible Notes convert into shares of our common stock on or after December 1, 2015.  As of April 24, 2014, these parameters were met.  On December 1, 2015, the remaining $1,330,000 of convertible notes was automatically converted to 266,000 shares of our common stock.

8 ½% Convertible Note Payable (Pueblo West Property)

In December 2013, we executed a mortgage on our Pueblo West Property in the amount of $170,000, bearing 8 ½% interest with monthly principal and interest payments totaling $1,674, with the balance due on December 31, 2018 (the “Pueblo Mortgage”). This note is convertible at any time at $5.00 per share.

Derivative treatment is not required, as the conversion feature meets the scope exception. The conversion feature is not beneficial, because the conversion price was higher than the stock price on the commitment date.  Accordingly, we treated the Pueblo Mortgage as conventional debt.

Annual maturities of long-term debt (excluding unamortized discount) for the next four years, consist of:

Year ending December 31,
2016	$1,265,910
2017	7,507
2018	143,890
$1,417,307

NOTE 7.  ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

	Amount	Number of Shares
December 31, 2013	$--	--
Feinsod Agreement - accrual	409,349	300,000
Architectural Services	114,693	50,000
December 31, 2014	524,042	350,000
Architectural Services - issued	(114,693)	(50,000)
IPG acquisition -- accrued	1,054,000	500,000
IPG acquisition -- issued	(210,800)	(100,000)
Chiefton acquisition -- accrued	69,400	80,000
Feinsod Agreement -- accrual	723,851	--
Feinsod Agreement - issued	(663,000)	(150,000)
Employment agreements - accrued	131,608	50,000
Consulting services - accrued	18,012	50,000
December 31,2015	$1,532,420	730,000

Feinsod Agreement

On August 4, 2014, we entered into an agreement with Michael Feinsod in consideration for serving as Executive Chairman of the Board and as a member of the Board and pursuant to the terms of the Executive Board and Director Agreement (the “Feinsod Agreement”).  The Board approved the issuance to Infinity Capital of (a) 200,000 shares of our common stock on August 4, 2014; (b) 1,000,000 shares of our common stock upon the uplisting of our common stock to the OTC Market’s OTCQB; (c) 150,000 shares of our common stock on August 4, 2015; and (d) 150,000 shares of our common stock on August 4, 2016.  Mr. Feinsod must remain a member of the Board in order for the common stock to be issued.  In addition, the Feinsod Agreement requires the issuance of a number of shares of our common stock to Infinity Capital equal to 10% of any new issuances not to exceed 600,000 shares of our common stock in the aggregate during the time that Mr. Feinsod remains a member of the Board (the “New Issuance Allowance”).  Under the terms of the Feinsod Agreement, the New Issuance Allowance will not be triggered upon issuances relating to convertible securities existing as of the date of the Feinsod Agreement.  For illustrative purposes, if we issue 7,000,000 new shares of common stock, then the New Issuance Allowance issued to Infinity Capital would be capped at 600,000 shares of our common stock.  No shares have been issued under the New Issuance Allowance.

The 1,000,000 shares of our common stock were valued at $2.97 per share, based on the closing price of our common stock of $3.49 on April 27, 2015, and then reduced by 15% due to restrictions on the ability to trade our shares.  The other shares under the Feinsod Agreement were valued at $4.42 per share, based on the closing price of our common stock of $5.20 on August 4, 2014, and then reduced by 15% due to restriction on the ability to trade our common stock.  We are recognizing expense for the unissued shares ratably over the vesting period.

Architectural Services

On December 12, 2014, we agreed to issue 50,000 shares of our common stock to an architectural firm to prepare architectural plans for The Greenhouse.  The firm also received warrants to purchase 150,000 shares of our common stock at an exercise price of $4.40 per share, at any time on or before December 12, 2016.  The shares of common stock were issued in 2015.  We capitalized the cost of the architectural plans as part of Buildings within Property and Equipment on the consolidated balance sheet.

Employment Agreements

On May 13, 2015, we hired two individuals from Next Big Crop (“NBC”), an unaffiliated entity serving the cannabis industry, to service our new and existing clients. We did not purchase any existing client base from NBC and upon execution of employment agreements, granted these persons a total of 100,000 shares of our common stock with a vesting date of January 1, 2016. On the date of grant, the 100,000 shares had an initial fair value of $311,000, based on a closing price per share of our common stock of $3.11 on May 13, 2015. Due to restrictions in the ability to trade our shares, a discount of fifteen percent (15%) was applied to the fair value of the shares. After taking into consideration the illiquidity of the shares, the fair value was determined to be $264,350. One individual forfeited his shares, so expense was only recognized for 50,000 shares.

Consulting Agreement

On July 15, 2015, we entered into an agreement with an individual to provide consulting services to customers in exchange for 50,000 shares of our common stock to be delivered on March 15, 2016.  The fair value of the common stock is determined at the end of each reporting period and the pro rata amount earned is recognized as accrued stock payable over the term of the agreement.

NOTE 8.   DERIVATIVE WARRANT LIABILITY

On January 21, 2014, in connection with a Securities Purchase Agreement (the “SPA”) we entered into with Full Circle Capital Corporation (“Full Circle”), for $500,000 we issued to Full Circle, fully-vested warrants (“Series C Warrants”), which allow Full Circle to purchase up to 1,000,000 shares of our common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. As part of the $500,000 proceeds from the issuance of the Series C Warrants, $100,000 was retained by Full Circle to cover legal and deal related expenses of future financing transactions, which was recorded as deferred financing costs.  On September 24, 2014, we and Full Circle entered into Amendment No. 1 to the SPA, which changed the exercise price of the warrants issuable to $4.00 per share of our common stock, and increased the amount of warrants issuable to 1,400,000 warrants to purchase shares of our common stock.

The Series C Warrants have non-standard anti-dilution protection provisions and, under certain conditions, grant the right to the holder to require us to adjust the warrant’s exercise price to a lower price. Accordingly, these warrants were accounted for as derivative liabilities.

We used the binomial pricing model and assumptions that consider, among other factors, the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments. Our common stock has been thinly traded since being delisted in the first quarter of 2014, and all conversions of debt from the January 2014 Issuance during 2014 were converted using a stock price of $5.00 per share. Using the binomial pricing model and a stock price of $5.00 per share, management utilized initial scenario stock prices of $3.00, $4.00, $6.00, and $7.00.  Initially assuming a three-year expected term, management assessed the probabilities of the stock prices for each year, with probabilities more heavily weighted toward lower stock prices, in light of our delisted status, changes in leadership, and our current inability to execute our initial financing with Full Circle.

On January 21, 2014, the value of the initial warrant derivative liability was calculated to be $1,368,908. We received $500,000 in cash, resulting in an initial loss on the fair value of the derivative liability of $868,908 on the grant date. The price of $5.00 per share of the Series A and Series B Warrants granted in connection with the December 2013 Issuance and the January 2014 Issuance resulted in the revaluation of the Series C Warrants granted to Full Circle and an increase to the derivative liability of $153,994.

On January 21, 2015, Full Circle executed a cashless exercise of 1,215,000 warrants in exchange for 660,263 common shares of our common stock.  At the time of the cashless exercise, the fair value of the common stock was determined to be $3,314,520 based on the closing share price of $5.02 on January 21, 2015. Accordingly, we decreased the derivative liability by $3,314,520, and increased common stock by $660 and additional paid in capital by $3,313,860.

On May 1, 2015, we and Full Circle entered into Amendment No. 2 to the Series C Warrants, pursuant to which Full Circle executed a cashless exercised of 160,000 warrants and received 100,000 shares of our common stock. On May 4, 2015, Full Circle exercised its remaining warrants under the Series C Warrants for $100,000 and purchased 25,000 shares of our common stock for $4.00 per share. Immediately preceding Full Circle’s exercises the fair value of the Series C Warrants was determined to be $593,394. The fair value of the 125,000 common shares issued to Full Circle was determined to be approximately $468,750, based on closing prices per share of $3.75 on May 1, 2015. Accordingly, we decreased the derivative liability by $601,617, and increased common stock by $125 and additional paid in capital by $454,796, and $86,171 in cash received from Full Circle, net of $13,829 of settlement expenses paid. We recorded a net gain in the settlement of the warrant liability of $210,634 for the six months ended June 30, 2015. Following these transactions, there are no more Series C Warrants outstanding.

The underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability were:

	May 1, 2015	May 4, 2015	December 31, 2014
Current stock price	$3.75	$3.50	$5.02
Exercise price of warrant	$4.00	$4.00	$4.00
Risk-free interest rate	0.60%	0.60%	0.60%
Expected dividend yield	--	--	--
Expected term (in years)	1.8	1.8	3.0
Expected volatility	133%	133%	129%
Early exercise factor	1.33	1.33	1.33

Changes in fair value of the derivative financial instruments are recognized in our consolidated statements of operations as a derivative gain or loss and are included in other income (expense).  The primary underlying risk exposure pertaining to the warrants was the change in fair value of the underlying common stock for each reporting period.

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

NOTE 9.   COMMITMENTS AND CONTINGENCIES

Operating Leases

We entered into a month-to-month lease agreement for corporate office space in July 2013, to lease 2,000 square feet for an annual rate of $12,000, paid monthly. This lease was terminated effective April 1, 2014. On April 2, 2014, we entered into a three-year lease agreement for 3,000 square feet for our corporate offices, which was canceled without penalty, effective November 1, 2014.  We entered into a three-year agreement effective April 21, 2014, for a 1,800 square foot warehouse supply and distribution facility, through April 30, 2017.

Lease expense was approximately $3,192 and $9,150 for the years ended December 31, 2015 and 2014, respectively.  The future obligations under the warehouse lease are approximately $13,200 for 2016, and $4,500 for 2017.

DB Option Agreement

On November 4, 2015, we entered into an agreement (the “DB Option Agreement”) with Infinity Capital, a related party.  Pursuant to the DB Option Agreement, Infinity Capital granted us a six month option to purchase all of its interest in DB Products Arizona, LLC (“DB”) at Infinity Capital’s actual cost, plus $1.00, or $600,001. The interests for which the option has been granted are Infinity Capital’s 50% equity interest in the membership interests of DB, and any outstanding unpaid principal and interest owed on promissory note(s) issued by DB in favor of Infinity Capital for up to $600,000.  DB is involved in the production and distribution of Dixie Brands, Inc.’s full line of medical cannabis Dixie Elixirs and Edible products in Arizona.  DB expects to begin sales in 2016.  We have no obligation to exercise the option.

Legal

To the best of our knowledge and belief, no legal proceedings of merit are currently pending or threatened.

NOTE 10.  DEFERRED TAXES

The components of net deferred tax assets (liabilities) are as follows:

	December 31,
	2015	2014
Long-lived assets	$26,875	$(4,917)
Equity-based instruments	851,230	1,471,138
Net operating loss carryforwards	4,689,600	1,189,262
Deferred tax asset valuation allowance	(5,567,705)	(2,655,483)
	$--	$--

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year ended December 31,
	2015	2014
Income tax benefit at statutory rate	$(2,987,334)	$(2,356,247)
State income tax benefit, net of Federal benefit	(406,805)	(320,866)
Amortization of debt discount	561,936	291,937
Gain on derivative	(81,368)	--
Other	1,349	2,869
Valuation allowance	2,912,222	2,382,307
	$--	$--

NOTE 11.   STOCKHOLDERS’ EQUITY

Common Stock

On January 5, 2014, we reacquired 1,750,000 shares of our common stock from stockholders for no consideration, and returned them to our authorized but unissued share account.

On December 2, 2014, we entered into a settlement agreement with a former stockholder, whereby 1,185,000 share of our common stock were returned and subsequently cancelled.

Employee Stock Options

On October 29, 2014, the Board authorized the adoption of and on June 26, 2015, our stockholders ratified our 2014 Equity Incentive Plan (the “Incentive Plan”).  The Incentive Plan provides for the issuance of up to 10 million shares of our common stock, and is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning our long term interests with participants.

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.    We recognized expense for Employee Awards of $1,500,783 for the year ended December 31, 2015.  No Employee Awards were granted prior to 2015.

The fair value of each option grant is estimated on the date of grant using Black-Scholes.  We use historical data to estimate the expected price volatility.  We estimate forfeiture rates based on expected turnover of employees by category.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the option.  The following summarizes the Black-Scholes assumptions used for Employee Awards granted during the year ended December 31, 2015:

Exercise price	$0.60 – 3.75
Stock price on date of grant	$0.55 -- 3.75
Volatility	151 – 169%
Risk-free interest rate	0.9 – 2.5%
Expected life (years)	3.0 – 10.0
Dividend yield	--

We use an estimated forfeiture rate of 25% for our hourly employees, who were granted 282,000 options during the year ended December 31, 2015.  We assume options granted to salaried employees will all vest.

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	--
Granted	2,662,000	$ 1.54	3.1
Forfeited	(153,000)	2.39
Outstanding at December 31, 2015	2,509,000	1.49	3.1	$ --

Exercisable at December 31, 2015	347,500	$ 2.57	3.5	$ --

As of December 31, 2015, there was approximately $1,393,459 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of 0.8 years.

Warrants for Consulting Services

As needed, we may issue warrants to third parties in exchange for consulting services.  Stock-based compensation costs for award grants to third parties for consulting services (“Consulting Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  Service Awards are revalued at each reporting date until fully vested, which may generate an expense or benefit.  We recognized expense for Consulting Awards of $77,918 for the year ended December 31, 2015.

On December 12, 2014, we entered into a contract with an architectural firm to prepare plans for The Greenhouse.  The firm received fully-vested warrants to purchase 150,000 shares of our common stock at an exercise price of $4.40 per share, with a term of two years.

On April 24, 2015, we entered into a one-year contract with an individual to provide consulting services to raise capital. We granted to this individual warrants to purchase 20,000 shares of our common stock at an exercise price of $3.75 per share, with a one year vesting period and a term of two years.

On April 27, 2015, we entered into a one-year contract with a company to provide investor relations services.  We granted to this company warrants to purchase 20,000 shares of our common stock at an exercise price of $3.49 per share, with a one year vesting period and a term of two years.

On June 26, 2015, we granted an individual who provides management consulting services fully-vested warrants to purchase 25,000 shares of our common stock at an exercise price of $2.10 per share with a term of three years.  On August 31, 2015, we granted this individual fully-vested warrants to purchase 5,000 shares of our common stock at an exercise price of $1.03 per share, with a term of three years.  On December 18, 2015, we granted this individual warrants to purchase 7,500 shares our common stock at an exercise price of $0.60 per share, with a one year vesting period and a term of three years.

On June 26, 2015, we granted an individual serving as our chief financial officer fully-vested warrants to purchase 25,000 shares of our common stock at an exercise price of $2.10 per share, with a term of three years.

On July 1, 2015, we entered into a one-year contract with an individual to provide management consulting services.  We granted warrants to purchase 25,000 shares of our common stock at an exercise price of $1.88 per share, with a one year vesting period and a term of three years.

The fair value of each warrant grant is estimated using Black-Scholes.  We use historical data to estimate the expected price volatility.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of valuation for the estimated life of the option.  The following summarizes the Black-Scholes assumptions used for Consulting Awards granted:

	Year ended December 31,
	2015	2014
Exercise price	$0.60 – 3.75	$4.40
Stock price, date of valuation	$0.52 – 0.89	$1.20
Volatility	150 – 157%	134%
Risk-free interest rate	1.1 – 1.3%	0.6%
Expected life (years)	2.0 – 3.0	2.0
Dividend yield	--	--

The following summarizes Consulting Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	--			$--
Granted	150,000	$4.40	2.0
Outstanding at December 31, 2014	150,000	4.40	0.9	--
Granted	127,500	2.40	2.2
Forfeited	(25,000)	2.10
Outstanding at December 31, 2015	252,500	3.62	1.4	--

Exercisable at December 31, 2015	175,000	$4.07	1.2	--

As of December 31, 2015, there was approximately $9,885 of total unrecognized expense related to unvested Consulting Awards, which is expected to be recognized over a weighted-average period of 0.4 years.

IPG Acquisition Warrants

In connection with the IPG APA, we issued to IPG 500,000 fully-vested warrants to purchase a) 250,000 shares of our common stock at $4.50 per share, (the “IPG $4.50 Warrants”), and b) 250,000 shares of our common stock at $5.00 per share (the “IPG $5.00 Warrants”) (collectively, the “IPG Warrants”). The IPG Warrants are subject to customary adjustments in the event of our reclassification, consolidation, merger, subdivision of shares of our common stock, combination of shares of our common stock or payment of dividends in the form of the our common stock. The IPG Warrants expire three years after their initial issuance date.  On the date of grant, the IPG $4.50 Warrants and the IPG $5.00 Warrants had fair values of approximately $421,000 and $412,000, respectively, based on the Black-Scholes.

The following summarizes the Black-Scholes assumptions used for IPG Warrants:

Volatility	134%
Risk-free interest rate	1.0%
Expected life (years)	3.0
Dividend yield	--

Warrants with Debt

The fair value of each warrant grant is estimated using Black-Scholes.  We use historical data to estimate the expected price volatility.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the warrant.  The following summarizes the Black-Scholes assumptions used for warrants granted for debt:

	Year ended December 31,
	2015	2014
Volatility	125 – 132%	129 – 171%
Risk-free interest rate	0.4 – 0.5%	0.6 – 1.8%
Expected option life (years)	1.5	2.0 – 4.8
Dividend yield	--	--

The following summarizes warrants issued with debt activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	10,600	$5.00	4.8	$4,982
Granted	632,100	4.43	2.1	--
Outstanding at December 31, 2014	642.700	4.44	1.9	--
Granted	554,500	1.13	1.7	--
Cancelled	(600,000)	4.40		--
Outstanding at December 31, 2015	597,200	1.41	1.0	--

Exercisable at December 31, 2015	597,200	$1.41	1.0	--

Series A Warrants

Between July 11, 2013 and August 8, 2013, we issued 707,000 shares of our common stock and 707,000 fully-vested Series A Warrants for cash consideration of $1.00 per share. Each Series A Warrant entitles the holder to purchase one share of our common stock at a price of $10.00 per share. The Series A Warrants expire on the earlier of August 1, 2016, or twenty days following written notification from that our common stock had a closing bid price at or above $12.00 for any ten consecutive trading days. This condition was met as of April 30, 2014; however, we have not forced conversion of the warrants at this time.

Between August 14, 2013 and September 19, 2013, we issued 266,000 shares and 266,000 fully-vested Series A Warrants of our common stock for cash consideration of $1.00 per share. The Series A Warrants expire on the earlier of August 1, 2016, or twenty days following written notification from that our common stock had a closing bid price at or above $12.00 for any ten consecutive trading days. This condition was met as of April 30, 2014; however, we have not forced conversion of the warrants at this time.

As of December 31, 2015, all 973,000 warrants are outstanding and exercisable.

NOTE 12.  NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period.  Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Year ended December 31,
	2015	2014
Net loss	$(8,786,277)	$(6,930,139)
Weighted average outstanding shares of common stock	14,017,095	13,462,396
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	14,017,095	13,462,396

Net loss per share – Basic and diluted	$(0.63)	$(0.51)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.  The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2015	2014
Common stock upon conversion of debt	31,661	330,000
Stock options	2,509,000	--
Warrants	1,822,700	3,165,700
Stock payable	630,000	350,000
	4,993,361	3,845,700

 NOTE 13.   SUBSEQUENT EVENTS

There were no events subsequent to December 31, 2015, and up to the date of this filing that would require disclosure.

NOTE 14.   SEGMENT INFORMATION

Our operations are organized into four segments: Security and Cash Management Services; Marketing and Products; Consulting and Advisory; and Finance and Real Estate.  All revenue originates and all assets are located in the United States.  We have revised our disclosure to correspond to the information provided to the chief operating decision maker.

Year ended December 31

2015	Security and Cash Management	Marketing and Products	Consulting and Advisory	Finance and Real Estate	Total
Revenues	$1,490,832	$60,564	$110,800	$100,782	$1,762,978
Costs and expenses	(1,611,201)	(248,646)	(162,428)	(32,051)	(2,054,326)
Interest expense	--	--	--	(44,166)	(44,166)
	$(120,369)	$(188,082)	$(51,628)	$24,565	(335,514)
Corporate expenses					(8,450,763)
				Net loss	$(8,786,277)

2014	Security and Cash Management	Marketing and Products	Consulting and Advisory	Finance and Real Estate	Total
Revenues	$--	$85,147	$40,000	$115,059	$240,206
Costs and expenses	--	(125,489)	(30)	(33,008)	(158,527)
Interest expense	--	--	--	(15,961)	(15,961)
	$--	$(40,342)	$39,970	$66,090	65,718
Corporate expenses					(6,995,857)
				Net loss	$(6,930,139)

	December 31,
Total assets	2015	2014
Security and Cash Management Services	$132,314	$--
Marketing and Products	127,345	72,312
Consulting and Advisory	22,268	--
Finance and Real Estate	431,639	443,987
Corporate	2,969,145	1,550,765
	$3,682,711	$2,067,064

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the reorganization of Hartley Moore Accountancy Corporation (the “Former Auditor”), its audit partners and staff have joined Hall and Company, Inc. (“Hall”). Due to the reorganization of the firm, the Former Auditor has resigned as the independent auditor of General Cannabis Corp., effective February 29, 2016. The Former Auditor has been our auditor since July 9, 2014.

As a result of the above, the Audit Committee of the Board of Directors and our Board of Directors approved the resignation of the Former Auditor effective February 29, 2016, and the engagement of Hall as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2015 effective February 29, 2016.

The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by the Former Auditor.

We have not consulted with Hall for the fiscal year ended December 31, 2015, and the interim period ending February 29, 2016 regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written or oral advice was provided that would be an important factor considered in reaching a decision as to accounting, auditing or financial reporting issues. There were no matters that were either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

In connection with the audit of the fiscal years ended December 31, 2014 and 2013, and through February 29, 2016, we have no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Former Auditor’s reports on our consolidated financial statements as of and for the year ended December 31, 2014 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles other than a going concern.

During our two most recent completed fiscal years, and interim period through February 29, 2016, there were no “reportable events” as such term is described in Item 304(a)(1)(v) of Regulation S-K with the Former Auditor.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Management identified the following material weaknesses:

•

We have not performed a risk assessment and mapped our processes to control objectives;
We have not implemented comprehensive entity-level internal controls;

•

We have not implemented adequate system and manual controls; and

•

We do not have sufficient segregation of duties.

Remediation of Material Weaknesses

We have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•

We intend to allocate resources to perform a risk assessment and map processes to control objectives and, where necessary, implement and document internal controls in accordance with COSO.

•

Our entity-level controls are, generally, informal and we intend to evaluate current processes, supplement where necessary, and document requirements.

•

While we have implemented procedures to identify, evaluate and record significant transactions, we need to formally document these procedures and evidence the performance of the related controls.

•

We plan to evaluate system and manual controls, identify specific weaknesses, and implement a comprehensive system of internal controls.

•

We are assessing our current staffing and evaluating our personnel requirements to improve our segregation of duties.

Management understands that in order to remediate the material weaknesses, additional segregation of duties, changes in personnel, and technologies are necessary. We will not consider these material weaknesses fully remediated until management has tested those internal controls and found them to be operating effectively.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

We have implemented an informal process of preparation and review of balance sheet reconciliations, as well as informal procedures to identify, evaluate and record significant transactions; however, these changes to not meet the strict requirements to overcome the material weaknesses identified above.

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

Name	Age	Position
Michael Feinsod	45	Chairman of Board and Director
Robert L. Frichtel	52	Chief Executive Officer and Director
Peter Boockvar	46	Director
Shelly Whitson	42	Principal Financial and Accounting Officer

Directors currently hold office for one year or until the earlier of their death, resignation, removal or until their successors have been duly elected and qualified. There are no family relationships among our directors. Our bylaws provide that the number of members of the Board may be changed from time to time by resolutions adopted by the Board and/or the stockholders.

Michael Feinsod was appointed a director and elected Chairman of the Board on August 4, 2014. Mr. Feinsod is the Managing Member of Infinity Capital, LLC, an investment management company he founded in 1999. Since January 2014, Mr. Feinsod has been an investor in the Colorado cannabis industry. Mr. Feinsod has been a director of The Kingstone Companies, Inc. since 2008. From 2006 through 2013, he served in various executive positions at Ameritrans Capital Corporation (“Ameritrans”), a business development company. Mr. Feinsod served as a director of Ameritrans from December 2005 until July 2013 and served as a director of its subsidiary, Elk Associates Funding Corporation, from December 2005 until April 2013. In April 2013, in connection with a settlement agreement, the United States Small Business Administration was appointed as the receiver of Elk Associates Funding Corporation. Mr. Feinsod served as an investment analyst and portfolio manager at Mark Boyar & Company, Inc., a broker-dealer. He is admitted to practice law in New York and served as an associate in the Corporate Law Department of Paul, Hastings, Janofsky & Walker LLP. Mr. Feinsod holds a J.D. from Fordham University School of Law and a B.A. from George Washington University. We believe that Mr. Feinsod’s corporate finance, legal and executive-level experience, as well as his service on the boards of other public companies, give him the qualifications and skills to serve as one of our directors.

Robert L. Frichtel was appointed a director and as our Chief Executive Officer on August 14, 2013. Mr. Frichtel served as a managing partner of IBC Capital Group, a commercial real estate and finance company, from 2002 to June 2013. Between 1999 and 2001, Mr. Frichtel was the president and Chief Operating Officer of EOS Group, a division of Health Net, a NYSE listed healthcare company. Since 2001 Mr. Frichtel has consulted for numerous clients throughout the nation that are engaged in the medical cannabis business and has written articles for Bloomberg business regarding the cannabis industry. Mr. Frichtel received a Bachelor of Science degree in business administration from Colorado State University in 1985. We believe that Mr. Frichtel is qualified to act as one of our directors due to his past experience in commercial real estate and the cannabis industry.

Peter Boockvar was appointed a director on June 26, 2015.  Mr. Boockvar is the Chief Market Analyst with The Lindsey Group, a macro economic and market research firm, and has been employed at that firm since July 2013. He is also the Chief Investment Officer for Bookmark Advisors, an asset management firm.  Prior to holding these positions, Peter spent a brief time at Omega Advisors, a New York based hedge fund, as a macro analyst and portfolio manager. From January 2007 until the present, Mr. Boockvar was the founder and manager of OCLI, LLC, a farmland real estate investment fund. From October 1994 to December 2012, he was an employee and partner at Miller Tabak + Co where he was most recently an equity strategist and a portfolio manager. He joined Donaldson, Lufkin and Jenrette in 1992 in their corporate bond research department as a junior analyst. He is a CNBC contributor and appears regularly on their television network. Mr. Boockvar graduated Magna Cum Laude with a B.B.A. in Finance from George Washington University.

Shelly Whitson was appointed as our Principal Financial and Accounting Officer on November 1, 2015.  Prior to her appointment as Principal Accounting Officer, Ms. Whitson served as a consultant in connection with the preparation of our financial reports. In addition, she served as the controller for Rocky Mountain Disposables, a small packaging firm in Denver, Colorado from June, 2009 to March, 2014, where she managed the firm’s financial operations. From July, 2007 to June, 2009, Ms. Whitson was employed as a staff accountant for a Peterson & Scharf, a Certified Public Accountant (“CPA”) firm, where she maintained the financial records and prepared tax returns for many small to medium sized corporations and partnerships. In addition to her accounting background, Ms. Whitson previously held a Real Estate Brokers license in both Colorado and Nevada where she sold both commercial and residential real estate. Ms. Whitson holds a Bachelor of Science degree in Business Administration with a concentration in finance from Montana State University. Ms. Whitson is currently pursuing a Master’s degree of Accountancy at Colorado State University.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Legal Proceedings

Based on information submitted by the directors and executive officers, none of the directors or executive officers is involved in, or has been involved in, legal proceedings during the past ten years that are material to an evaluation of the ability or integrity of any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of our common stock.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Other than as disclosed herein and based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2015, our officers, directors and greater than ten percent stockholders timely filed all reports and did not miss any filings as required to file under Section 16(a).

Code of Ethics Policy

The Board has established a corporate Code of Conduct which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act and applies to our principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions. Among other matters, the Code of Conduct is designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•

Compliance with applicable governmental laws, rules and regulations as well as the rules and regulations of any self-regulatory organizations of which we are a member;

•

Prompt internal reporting of violations of the Code of Conduct to appropriate persons identified in the code; and

•

Accountability for adherence to the Code of Conduct.

Corporate Governance

Director Independence

Mr. Michael Feinsod and Mr. Peter Boockvar are considered as “independent” directors under the applicable definition of the listing standards of the NASDAQ Capital Market (“NASDAQ”).

Board Meetings and Committees

The Board held six meetings during 2015. Directors are expected to attend Board meetings and to spend time needed to meet as frequently as necessary to properly discharge their responsibilities. Each active director attended at least 75% of the aggregate number of meetings of the Board during 2015, except for Peter Boockvar, who was elected on June 26, 2015.

There have been no changes in any state law or other procedures by which security holders may recommend nominees to the Board. We have no nominating committee.

Audit Committee

Our Audit Committee includes each director of the Board.  The Audit Committee, among other things:

•

Review the annual audited consolidated financial statements with management and the independent auditors and determine whether to recommend to the Board of Directors that they be included in our Annual Report on Form 10-K;

•

Review proposed major changes to our auditing and accounting principles and practices;

•

Review and evaluate our system of internal control;

•

Review significant financial reporting issues raised by management or the independent auditors; and

•

Establish procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters as well as the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

The Board has determined that Mr. Peter Boockvar is an “audit committee financial expert” as defined in the applicable rules and regulations of the Exchange Act and is “independent.”  The SEC has indicated that the designation of a person as an “audit committee financial expert” does not (a) mean that such person is an expert for any purpose, including without limitation for purposes of Section 11 of the Securities Act of 1933, as amended; (b) impose on any such person any duties, obligations, or liability that are greater than the duties, obligations, and liability imposed on such person as a member of the Audit Committee or Board of Directors in the absence of such designation; or (c) affect the duties, obligations, or liability of any other member of the Audit Committee or Board of Directors.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation.  The Compensation Committee is responsible for: (a) assisting the Board in fulfilling its fiduciary duties with respect to the oversight of our compensation plans, policies and programs, including assessing our overall compensation structure, reviewing all executive compensation programs, incentive compensation plans and equity-based plans, and determining executive compensation; and (b) reviewing the adequacy of the Compensation Committee charter on an annual basis.

Mr. Michael Feinsod and Mr. Peter Boockvar are the members of the Compensation Committee.  During the year ended December 31, 2015, no members of our Compensation Committee were executive officers serving on the Compensation Committee of another entity whose executive officers served on our Board of Directors. No member of the Compensation Committee was an officer or employee, or had a business relationship with or conducted any undisclosed transactions with us. Our Chief Executive Officer, upon request, may attend selected meetings of the Compensation Committee.

Board Role in Risk Oversight

Risk is inherent with every business and we face a number of risks. Management is responsible for the day-to-day management of risks we face, while the Board is responsible for overseeing our management and operations, including overseeing its risk assessment and risk management functions.

Attendance at Annual Meetings of the Stockholders

We have no policy requiring Directors and Director Nominees to attend its annual meeting of stockholders; however, all Directors and Director Nominees are encouraged to attend.

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

Stockholder Communications

Stockholders may send communications to our directors as a group or individually, by writing to those individuals or the group: c/o the Chief Executive Officer c/o General Cannabis Corp, 6565 E. Evans Avenue, Denver, CO 80224. The Chief Executive Officer will review all correspondence received and will forward all correspondence that is relevant to the duties and responsibilities of the Board or the business of the Company to the intended director(s). Examples of inappropriate communication include business solicitations, advertising and communication that is frivolous in nature, relates to routine business matters (such as product inquiries, complaints or suggestions), or raises grievances that are personal to the person submitting the communication. Upon request, any director may review communication that is not forwarded to the directors pursuant to this policy.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during the years ended December 31, 2015 and 2014, and our two other highly compensated officers who had total compensation exceeding $100,000 for the year ended December 31, 2015 (each a “named executive officer”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	All Other ($)	Total ($)
Robert L. Frichtel President and Chief Executive Officer	2015 2014	136,011 108,000	-- --	-- --	746,743 --	-- --	882,754 108,000
Hunter Garth President of IPG(1)	2015 2014	86,663 --	-- --	-- --	25,060 --	-- --	111,723 --
Christopher Taylor Chief Financial Officer(2)	2015 2014	36,000 108,000	-- --	-- --	-- --	-- --	36,000 108,000

(1)   Mr. Garth was hired effective March 19, 2015.

(2)   Mr. Taylor transitioned from a role as our Chief Accounting Officer to Vice President of Business Development in late 2014.  He resigned in April 2015.

(3)   Represents equity-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 – Compensation – Stock Compensation, using the Black-Scholes option pricing model as set forth in Notes to our consolidated financial statements in Item 8.

Employment Agreements

Robert L. Frichtel -- On May 1, 2015, we entered into an employment agreement with Mr. Frichtel in order to secure his continued employment as our Chief Executive Officer.  Mr. Frichtel will receive a base salary of $150,000 per year, which may be increased (but not decreased) subject to annual review by the Board of Directors.  Mr. Frichtel will be eligible for an annual bonus pursuant to our executive bonus plan and is entitled to participate in any employee benefit plan we have adopted or may adopt.  The term of the agreement expires on December 31, 2018.  In addition, we entered into an option agreement, pursuant to which Mr. Frichtel will receive options to purchase 300,000 shares of our common stock at a price of $3.75 per share (which price was based on the closing price of our common stock on May 1, 2015), 100,000 of which vested upon execution of the Frichtel Agreement, and provided that Mr. Frichtel remains an employee on each date, 100,000 of which will vest on May 1, 2016, and the remaining 100,000 will vest on May 1, 2017.

Hunter Garth – On March 19, 2015, we entered into an employment agreement with Hunter Garth to serve as president of IPG.  Mr. Garth will receive a base salary of $120,000 per year.  Mr. Garth also received warrants to purchase 100,000 shares of our common stock, which vest if IPG’s gross revenues during the year ended December 31, 2015, exceed $3.0 million.

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding at December 31, 2015.

OUTSTANDING EQUITY AWARDS

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options (#)	Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Robert L. Frichtel	May 1, 2015	100,000	200,000	$ 3.75	May 1, 2018
	June 26, 2015	25,000	--	2.10	June 26, 2018
	August 31, 2015	--	200,000	1.03	August 31, 2018
	December 18, 2015	--	75,000	0.60	December 18, 2018
Hunter Garth	August 31, 2015	--	100,000	1.03	August 31, 2018
	December 18, 2015	--	50,000	0.60	December 18, 2018

Compensation of Directors

Our directors received the following compensation during the year ended December 31, 2015.

Name	Stock Awards ($)(3)	Option Awards ($)(3)	Total ($)
Michael Feinsod(1)	$3,690,351	$122,547	$3,812,898
Peter Boockvar(2)	--	210,015	210,015

(1)   On August 4, 2014, we entered into an agreement with Michael Feinsod in consideration for serving as Executive Chairman of the Board and as a member of the Board and pursuant to the terms of the Executive Board and Director Agreement (the “Feinsod Agreement”).  The Board approved the issuance to Infinity Capital of (a) 200,000 shares of our common stock on August 4, 2014; (b) 1,000,000 shares of our common stock upon the uplisting of our common stock to the OTC Market’s OTCQB; (c) 150,000 shares of our common stock on August 4, 2015; and (d) 150,000 shares of our common stock on August 4, 2016.  Through December 31, 2015, 1,150,000 shares of common stock have been issued to Mr. Feinsod.  He also received stock options to purchase (a) 500,000 shares of our common stock at an exercise price of $1.03 per share and (b) 75,000 shares of our common stock at an exercise price of $0.60 per share.  These options vest over a one year period and expire after three years.

(2)   Mr. Boockvar received stock options to purchase (a) 150,000 shares of our common stock at an exercise price of $2.10 per share, with one third vesting immediately, after one year and after two years; (b) 100,000 shares of our common stock at an exercise price of $1.03 per share, vesting over one year; and (c) 75,000 shares of our common stock at an exercise price of $0.60 per share, vesting over one year.  These options expire after three years.

(3)   Represents equity-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 – Compensation – Stock Compensation, using the Black-Scholes option pricing model as set forth in the Notes to our consolidated financial statements in Item 8.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 17, 2016: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 17, 2015, there were 14,965,421 shares of our common stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage
5% or Greater Stockholders:
BGBW, LLC	2,500,000	17%
GTC House
18 Station Road
Chesham Bucks HP5 1DH
United Kingdom

The List Consulting, LLC	1,005,420	7%
GTC House
18 Station Road
Chesham Bucks HP5 1DH
United Kingdom

Directors and named executive officers:
Robert Frichtel (1)	1,600,000	10%
Hunter Garth (2)	650,000	4%
Michael Feinsod (3)	2,229,500	14%
Peter Boockvar (4)	325,000	2%
All officers and directors as a group (5 persons) (5)	4,879,500	28%

(1)   Includes options to purchase 600,000 shares of common stock.

(2)   Includes options to purchase 150,000 shares of common stock, and 400,000 shares of common stock to be issued for the IPG Acquisition.

(3)   Includes common stock beneficially owned by Mr. Feinsod and Infinity Capital.  Includes options to purchase 575,000 shares of common stock, 150,000 shares of common stock to be issued under the Feinsod Agreement, and warrants to purchase 154,500 shares of common stock under the 10% Notes.

(4)   Includes options to purchase 325,000 shares of common stock.

(5)   Includes Shelly Whitson, Chief Financial Officer, who has options to purchase 75,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Transactions with Related Persons

In February 2015, we issued a senior secured note to Infinity Capital, LLC (“Infinity Capital”), as amended in April 2015, bearing interest at 5% payable monthly in arrears commencing June 30, 2015, until the maturity date of August 31, 2015 (the “Infinity Note”).   Infinity Capital, an investment management company, was founded and is controlled by our chairman of the board, Michael Feinsod, a related party.  On July 1, 2015, the outstanding principal and interest of $309,000 was settled by our issuing a 10% private placement note.  Subsequent to the settlement on July 1, 2015, we continued to borrow under the Infinity Note.  As of December 31, 2015, we owed $800,000 under the Infinity Note.

On November 4, 2015, we entered into an agreement (the “DB Option Agreement”) with Infinity Capital.  Pursuant to the DB Option Agreement, Infinity Capital granted us a six month option to purchase all of its interest in DB Products Arizona, LLC (“DB”) at Infinity Capital’s actual cost, plus $1.00, or $600,001. The interests for which the option has been granted are Infinity Capital’s 50% equity interest in the membership interests of DB, and any outstanding unpaid principal and interest owed on promissory note(s) issued by DB in favor of Infinity Capital for up to $600,000.  DB is involved in the production and distribution of Dixie Brands, Inc’s full line of medical cannabis Dixie Elixirs and Edible products in Arizona.  DB expects to begin sales in 2016.  We have no obligation to exercise the option.

Director Independence

Mr. Michael Feinsod and Mr. Peter Boockvar are considered as “independent” directors under the applicable definition of the listing standards of the NASDAQ Capital Market (“NASDAQ”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and the review of financial statements included in our Quarterly Reports on Form 10-Q.  Audit-related fees relate to procedures performed in conjunction with our S-1/A filings.  The aggregate fees billed for professional services rendered by our principal accountant, Hartley Moore Accountancy Corp., were as follows:

	2015	2014
Audit	$49,000	$75,000
Audit-related	--	4,500
Tax	--	--
Total	$49,000	$79,500

 Pre–Approval Policy of Services Performed by Independent Registered Public Accounting Firms

The Board’s policy is to pre–approve all audit and non–audit related services, tax services and other services. Pre–approval is generally provided for up to one year, and any pre–approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Board has delegated the pre–approval authority to its CEO when expedition of services is necessary. Our independent registered public accounting firm and its management are required to periodically report to the Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre–approval and the fees for the services performed to date.

The Board approved all services that our independent accountants provided to us for the years ended December 31, 2015 and 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed with this Annual Report:

Exhibit Number	Exhibit Name
1	Securities Purchase Agreement (17)
2	Articles of Merger (Acquisition of shares in Advanced Cannabis Solutions) (1)
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (1)
3.3	Amended and Restated Articles of Incorporation (1)
3.4	Bylaws (1)
3.5	Articles of Amendment (name change) (4)
3.6	Articles of Amendment (name change) (15)
4.1	Senior Secured Note dated February 19, 2015 (9)
4.2	Warrant dated March 16, 2015 (11)
4.3	Senior Secured Note dated April 30, 2015 (12)
4.4	Secured Promissory Note (14)
5	Opinion of Sichenzia Ross Friedman Ference, LLP (4)
10	Share Exchange Agreement (2)
10.1	Securities Purchase Agreement (3)
10.2	Warrant (Series C) (3)
10.3	Registration Rights Agreement (3)
10.4	Form of Convertible Note (3)
10.5	Form of Guarantee (3)
10.6	Form of Security Agreement (3)
10.7

Amendment No.1 to the Securities Purchase Agreement and Amendment No.1 to the Warrant to Purchase Common Stock by and between the Company and Full Circle Capital Corporation dated September 24, 2014 (4)

10.8	Agreement Regarding Sale of Oil and Gas Mapping Business (8)
10.9	Note and Deed of Trust (Pueblo County, Colorado purchase) (8)
10.10	Form of Convertible Note (8)
10.11	Form of Series A Warrant (8)
10.12	Form of Series B Warrant (8)
10.13	Lease Agreement (Pueblo Property) (8)
10.14	Promissory Note (the “Greenhouse”) (8)
10.15	Common Stock Warrant dated October 21, 2014 (6)
10.16	Executive Chairman of the Board and Director Agreement between the Company and Michael Feinsod dated August 4, 2014 (5)
10.17	Independent Contractor Agreement with Brian Kozel dated October 24, 2014 (7)
10.18	Asset Purchase Agreement by and among the Company, GC Security LLC and Iron Protection Group LLC (10)
10.19	Amendment No. 2 to Warrant to Purchase Common Stock (13)
10.20	Security Agreement (14)
10.21	Warrant to Purchase Common Stock (14)
10.22	Employee Nonstatutory Stock Option Agreement (16)
10.23	Warrant to Purchase Common Stock (17)
10.24	Asset Purchase Agreement, Bill of Sale, Assignment and Assumption Agreement and Intellectual Property Assignment Agreement (18)
10.25	Option to Purchase Common Stock (19)
21.1*	Subsidiaries
31.1*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of the Principal Executive and Financial Officers
101	XBRL Interactive Data Files

(1)	Incorporated by reference to the same exhibit file with our registration statement on Form S-1, File No. 333-163342.
(2)	Incorporated by reference to the same exhibit filed with our 8-K report dated August 14, 2013.
(3)	Incorporated by reference to the same exhibit filed with our 8-K/A report dated January 21, 2014.

(4)	Incorporated by reference to the same exhibit filed with our 8-K report dated September 30, 2014.
(5)	Incorporated by reference to the same exhibit filed with our 8-K report dated August 5, 2014.
(6)	Incorporated by reference to the same exhibit filed with our 8-K report dated October 27, 2014.
(7)	Incorporated by reference to the same exhibit filed with our 8-K report dated November 21, 2014.
(8)	Incorporated by reference to the same exhibit filed with our registration statement on Form S-1, File No. 333-193890.
(9)	Incorporated by reference to the same exhibit filed with our 8-K report dated February 24, 2015.
(10)	Incorporated by reference to the same exhibit filed with our 8-K report dated March 16, 2015.
(11)	Incorporated by reference to the same exhibit filed with our 8-K report dated March 31, 2015.
(12)	Incorporated by reference to the same exhibit filed with our 8-K report dated May 1, 2015.
(13)	Incorporated by reference to the same exhibit filed with our 8-K report dated May 6, 2015.
(14)	Incorporated by reference to the same exhibit filed with our 8-K report dated May 14, 2015.
(15)	Incorporated by reference to the same exhibit filed with our 8-K report dated June 18, 2015.
(16)	Incorporated by reference to the same exhibit filed with our 8-K report dated July 16, 2015.
(17)	Incorporated by reference to the same exhibit filed with our 8-K report dated August 3, 2015.
(18)	Incorporated by reference to the same exhibit filed with our 8-K report dated October 1, 2015.
(19)	Incorporated by reference to the same exhibit filed with our 8-K report dated November 9, 2015.
*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL CANNABIS CORP

By:	/s/ Robert L. Frichtel
Robert L. Frichtel, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Frichtel	Principal Executive Officer, and a Director	March 25, 2016
Robert L. Frichtel

/s/ Shelly Whitson	Principal Financial and Accounting Officer	March 25, 2016
Shelly Whitson

/s/ Michael Feinsod	Chairman of the Board of Directors	March 25, 2016
Michael Feinsod