Form 10-Q
period 2016-03-31
GENERAL CANNABIS CORP
filed 2016-05-09
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended March 31, 2016.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

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

As of May 9, 2016, there were 15,495,421 issued and outstanding shares of the Company’s common stock.

GENERAL CANNABIS CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL CANNABIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$14,626	$58,711
Accounts receivable	149,377	124,553
Prepaid expenses and other current assets	16,593	46,734
Inventory, net	9,356	15,518
Total current assets	189,952	245,516

Property and equipment, net	1,715,725	1,725,268
Intangible assets, net	1,439,820	1,524,927
Goodwill	187,000	187,000
Total Assets	$3,532,497	$3,682,711

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$371,499	$293,532
Interest payable	104,115	84,720
Line of credit – related party	1,007,500	800,000
Notes payable (net of discount), current portion	1,122,460	986,475
Deferred rental revenue	32,016	33,146
Accrued stock payable	1,597,623	1,532,420
Total current liabilities	4,235,213	3,730,293

Notes payable (net of debt discount), less current portion	149,579	151,397
Tenant deposits	8,854	9,204
Total Liabilities	4,393,646	3,890,894

Commitments and Contingencies	--	--

Stockholders’ Equity (Deficit)
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	--	--
Common Stock, $0.001 par value; 100,000,000 shares authorized; 14,965,421 shares and 14,915,421 shares issued and outstanding on March 31, 2016 and December 31, 2015, respectively	14,965	14,915
Additional paid-in capital	16,739,496	16,204,280
Accumulated deficit	(17,615,610)	(16,427,378)
Total Stockholders’ Deficit	(861,149)	(208,183)

Total Liabilities & Stockholders’ Deficit	$3,532,497	$3,682,711

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2016	2015
REVENUES
Service	$636,219	$17,382
Tenant	36,369	26,677
Product Sales	19,524	12,798
Total revenues	692,112	56,857

COSTS AND EXPENSES
Cost of service revenues	452,584	13,037
Cost of goods sold	28,267	1,100
Selling, general and administrative	416,362	185,404
Share-based expense	600,469	248,625
Professional fees	105,729	94,107
Depreciation and amortization	97,266	9,007
Total costs and expenses	1,700,677	551,280

OPERATING LOSS	(1,008,565)	(494,423)

OTHER (INCOME) EXPENSE
Amortization of debt discount and deferred financing costs	135,837	242,630
Interest expense	43,830	69,207
Net (gain) loss on derivative liability	--	22,233
Total other (income) expense, net	179,667	334,070

NET LOSS	$(1,188,232)	$(828,493)

PER SHARE DATA – Basic and diluted
Net loss per share	$(0.08)	$(0.06)
Weighted average number of common shares outstanding	14,930,256	13,095,465

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(1,188,232)	$(828,493)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	135,837	233,046
Amortization of deferred financing costs	--	9,584
(Gain) loss on derivative liability, net	--	22,233
Depreciation and amortization expense	97,266	9,007
Equity-based payments	600,469	248,625
Changes in operating assets and liabilities
Accounts receivable	(24,824)	938
Prepaid expenses and other assets	30,141	(26,804)
Inventory	6,162	(11,236)
Accounts payable and accrued liabilities	95,882	53,039
Net cash used in operating activities:	(247,299)	(290,061)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(2,616)	(13,253)
Net cash used in investing activities	(2,616)	(13,253)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Increase in line of credit -- related party	207,500	239,000
Payments on notes payable	(1,670)	(1,534)
Net cash provided by financing activities	205,830	237,466

NET DECREASE IN CASH	(44,085)	(65,848)
CASH, BEGINNING OF PERIOD	58,711	165,536
CASH, END OF PERIOD	$14,626	$99,688

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$24,435	$46,938

NON-CASH TRANSACTIONS
Issuance of common stock and warrants from accrued stock payable	$25,000	$109,667
Acquisition of IPG with common stock payable and warrants	--	1,887,000
Common stock and warrants capitalized as construction in progress	--	4,820
Convertible notes payable settled in common stock	--	290,000
Interest on convertible notes payable settled in common stock	--	1,063
Issuance of common stock upon cashless conversion of warrants by Full Circle	--	3,314,520

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1.   NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corporation (the “Company,” “we,” “us,” “our,” or “GCC”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013, and provides products and services to the regulated cannabis industry.  On April 28, 2015, our common stock was uplisted and resumed quotation on the OTC Market’s OTCQB on May 6, 2015.  Our operations are segregated into the following four reportable segments:

Security and Cash Management Services

In March 2015, we acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company, which continues to do business as “Iron Protection Group.” Iron Protection Group (“IPG”) provides advanced security, including on-site professionals, video surveillance and cash transport, to licensed cannabis cultivators and retail shops. As of March 31, 2016, Iron Protection Group had approximately 52 guards who serve 15 clients throughout Colorado.

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

In April 2016, we relaunched GC Supply, dedicated to providing wholesale equipment and supplies to participants in the regulated cannabis industry.  We will provide turnkey sourcing and stocking services to cultivation, retail and infused products manufacturing facilities.  Offerings will include infrastructure, equipment, consumables, various delivery technologies (vaporizers and capsules) and compliance packaging.  GC Supply operates out of a leased, 1,800 square-foot warehouse located in Colorado Springs, Colorado.

Consulting and Advisory

Through Next Big Crop we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and building services, and expansion of existing operations.  Our business plan is based on the future growth of the regulated cannabis market in the United States.

In April 2016, we launched our public market research services division, called General Cannabis Equity Research, or GCER.  Our approach to investment research will place an emphasis on intrinsic value and management quality.  We will evaluate cannabis investments in the same manner as a merger and acquisitions specialist might.  Our analyses of the individual cannabis companies will be driven by economic realities of the industry and its constantly changing dynamics.  We expect our first report will be available in July 2016.

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

On November 4, 2015, we entered into an agreement (the “DB Option Agreement”) with Infinity Capital, a related party, which was amended on March 29, 2016 (the “Amended DB Option Agreement”).  Pursuant to the Amended DB Option Agreement, we have the right to purchase all of Infinity Capital’s interest in DB Products Arizona, LLC (“DB”) at Infinity Capital’s actual cost, plus $1.00, or $750,001. The interests for which the option has been granted are Infinity Capital’s 50% equity interest in the membership interests of DB, and any outstanding unpaid principal and interest owed on promissory note(s) issued by DB in favor of Infinity Capital for up to $750,000.  DB is involved in the production and distribution of Dixie Brands, Inc’s full line of medical cannabis Dixie Elixirs and Edible products in Arizona.  DB expects to begin sales in 2016.  We have no obligation to exercise the option, which expires September 24, 2016.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2015, has been derived from audited statements and (b) the condensed consolidated unaudited financial statements as of March 31, 2016 and 2015, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2016.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three ended March 31, 2016, are not necessarily indicative of the results of operations expected for the year ending December 31, 2016.

The condensed consolidated financial statements include the results of GCC and its five wholly-owned subsidiary companies: (a) ACS Colorado Corp., a Colorado corporation formed in 2013; (b) Advanced Cannabis Solutions Corporation, a Colorado corporation formed in 2013; (c) 6565 E. Evans Avenue LLC, a Colorado limited liability company formed in 2014; (d) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; and (e) GC Security LLC, a Colorado limited liability company formed in 2015.  Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, ACS Corp., which was formed in Colorado on June 6, 2013.  Intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The reclassifications had no effect on net loss, total assets, or total stockholders’ equity (deficit).

Going Concern

The financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  The ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management believes that actions presently being taken to further implement its business plan and generate additional revenues provide opportunity for the Company to continue as a going concern.  While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect.

We had an accumulated deficit of $17,615,610 and $16,427,378, respectively, at March 31, 2016 and December 31, 2015, and further losses are anticipated in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recently Issued Accounting Standards

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2016-09 “Compensation – Stock Compensation (Topic 718)” – In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting for share-based payments.  While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows.  Implementation and administration may present challenges for companies with significant share-based payment activities.  This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)” – In April 2016, the FASB issued ASU 2016-10, clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

NOTE 2.   BUSINESS ACQUISITIONS

IPG Acquisition

On March 26, 2015, GCS, our wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “IPG APA”) by and among us, GCS and Iron Protection Group, LLC, a Colorado limited liability company (the “Seller”), whereby GCS agreed to acquire substantially all of the assets of Seller (the “IPG Acquisition”). Pursuant to the terms of the IPG APA, we delivered to Seller 500,000 restricted shares of our common stock, which vested over a one-year period (100,000 shares on October 1, 2015; 200,000 shares on January 1, 2016; and 200,000 shares on April 1, 2016).

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

The accompanying condensed consolidated financial statements include the results of IPG from the date of acquisition, March 26, 2015.  The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2015, are as follows:

Three months ended
March 31, 2015 (Unaudited)
Total net revenues	$1,061,858
Net loss	(1,079,871)
Net loss per common share:
Basic and diluted	$(0.07)

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

NOTE 3.   LONG-LIVED ASSETS

Property and Equipment

Depreciation expense was $12,159 and $9,007, respectively for the three months ended March 31, 2016 and 2015.  We have not recognized any impairment as of March 31, 2016.

Intangible Assets

Intangible assets consisted of the following as of March 31, 2016:

	Gross	Accumulated Amortization	Net	Estimated Life (in years)
Customer relationship intangible	$1,000,000	$101,643	$898,357	10
Marketing-related intangibles	200,000	40,658	159,342	5
Non-compete agreements	500,000	169,406	330,594	3
Chiefton brand and graphic designs	69,400	17,873	51,527	2
Intangible assets, net	$1,769,400	$329,580	$1,439,820

Amortization expense was $85,107 and $0, respectively, for the three months ended March 31, 2016 and 2015.  We have not recognized any impairment as of March 31, 2016.

Goodwill

In connection with our purchase of IPG, we recorded goodwill of $187,000. We have not recognized any impairment as of March 31, 2016.

NOTE 4.    DEBT

Line of Credit – Related Party

In February 2015, we issued a senior secured note to Infinity Capital, LLC (“Infinity Capital”), as amended in April 2015, bearing 5% interest payable monthly in arrears commencing June 30, 2015, until the maturity date of August 31, 2015 (the “Infinity Note”).   Infinity Capital, an investment management company, was founded and is controlled by our chairman of the board, Michael Feinsod, a related party.  On July 1, 2015, the outstanding principal and interest of $309,000 was settled by our issuing a 10% private placement note.  Subsequent to the settlement on July 1, 2015, we continued to borrow under the Infinity Note.  Interest expense for the Infinity Note for the three months ended March 31, 2016, was approximately $11,700, and approximately $23,400 was accrued as of March 31, 2016.

Notes Payable

	March 31, 2016	December 31, 2015
10.0% private placement notes	$659,000	$659,000
14.0% mortgage note payable (The Greenhouse)	600,000	600,000
8.5% convertible note payable (Pueblo West Property)	156,637	158,307
	1,415,637	1,417,307
Unamortized debt discount	(143,598)	(279,435)
	1,272,039	1,137,872
Less: Current portion	(1,122,460)	(986,475)
Long-term portion	$149,579	$151,397

10% Private Placement Notes

In 2015, we completed a private placement pursuant to a Promissory Note and Warrant Purchase Agreement (the “10% Agreement”) with certain accredited investors, bearing interest at 10% payable quarterly, with a maturity date of May 1, 2016.  Under the 10% Agreement, we can issue up to $2,000,000 of notes to investors, bearing interest at 10%, with a minimum denomination of $25,000

(each such note, a “10% Note,” and collectively, the “10% Notes”).  Subject to the terms and conditions of the 10% Agreement, each investor is granted fully-vested warrants equal to their note principal divided by two (the “10% Warrants”) (with standard dilution clauses).  The 10% Warrants are exercisable for a period of eighteen months after grant date and have an exercise price of $1.08 per share.  The debt is treated as conventional debt.  The 10% Notes are collateralized by a security interest in substantially all of our assets.

$309,000 of the 10% Notes are due to a related party, Infinity Capital, at March 31, 2016 and December 31, 2015.  During the three months ended March 31, 2015, approximately $3,600 of interest expense and $10,900 of accrued interest under the 10% Notes relates to Infinity Capital.

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

12% Convertible Notes

Conversion of 12% Convertible Notes

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

December 2013 Issuance

In December 2013, we entered into convertible promissory notes with various third parties totaling $530,000 (the “December 2013 Issuance”). The principal amounts of these notes ranged between $10,000 and $150,000. The notes required quarterly interest payments at 12%, and were convertible into shares of our common stock at a conversion rate of $5.00 per share (with standard dilution clauses).

Derivative treatment was not required, as the conversion feature met the scope exception. The conversion feature was not beneficial, because the conversion price was higher than the stock price on the commitment date.  Accordingly, we treated the December 2013 Issuance as conventional debt.

January 2014 Issuance

In January 2014, we entered into convertible promissory notes with various third parties totaling $1,605,000 (the “January 2014 Issuance”). The principal amounts of these notes ranged between $10,000 and $200,000. The notes required quarterly interest payments at 12%, and were convertible into shares of our common stock at a conversion rate of $5.00 per share (with standard dilution clauses).

Derivative treatment was not required, as the conversion feature met the scope exception.  Since the initial conversion price was less than the market value of the common stock at the time of issuance, it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature and the combined value of the debt discount resulted in a value greater than the value of the debt and, as such, the total discount was limited to the value of the debt balance of $1,605,000.

Annual maturities of long-term debt (excluding unamortized discount) for the next four years, consist of:

Year ending December 31,
2016	$1,264,240
2017	7,507
2018	143,890
$1,415,637

NOTE 5.  ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable during the three months ended March 31, 2016:

	Amount	Number of Shares
December 31, 2015	$1,532,420	730,000
Feinsod Agreement -- accrual	82,648	--
Consulting services -- accrual	6,988	--
Consulting services -- issued	(25,000)	(50,000)
Employment agreements -- accrual	567	--
March 31, 2016	$1,597,623	680,000

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

Consulting Agreement

On July 15, 2015, we entered into an agreement with an individual to provide consulting services to customers in exchange for 50,000 shares of our common stock to be delivered on March 15, 2016.  The fair value of the common stock is determined at the end of each reporting period and the pro rata amount earned is recognized as accrued stock payable over the term of the agreement.  These shares were issued in March 2016.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

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

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested. We recognized expense for continued vesting of previously issued Employee Awards of $452,621 during the three months ended March 31, 2016.  No Employee Awards were granted during the three months ended March 31, 2016 and 2015.

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,509,000	$1.49
Forfeited	(134,000)	$0.73
Outstanding at March 31, 2016	2,375,000	$1.53	2.9	$5,270

Exercisable at March 31, 2016	347,500	$2.57	3.3	--

As of March 31, 2016, there was approximately $877,000 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of six months.

Warrants for Consulting Services

As needed, we may issue warrants to third parties in exchange for consulting services.  Stock-based compensation costs for award grants to third parties for consulting services (“Consulting Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  Service Awards are revalued at each reporting date until fully vested, which may generate an expense or benefit.  We recognized expense for continued vesting of previously issued Consulting Awards of $10,100 for the three months ended March 31, 2016.  No Consulting Awards were granted during the three months ended March 31, 2016 and 2015.

The following summarizes Consulting Awards:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	252,500	$3.62
Outstanding at March 31, 2016	252,500	$3.62	1.2	$75

Exercisable at March 31, 2016	180,000	$3.99	1.0	$75

As of March 31, 2016, there was approximately $4,825 of total unrecognized expense related to unvested Consulting Awards, which is expected to be recognized over a weighted-average period of two months.

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

As of March 31, 2016, all of the IPG Warrants are outstanding and exercisable.

Warrants with Debt

The following summarizes warrants issued with debt:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	597,200	$1.41
Outstanding at March 31, 2016	597,200	$1.41	0.8	$--

Exercisable at March 31, 2016	597,200	$1.41	0.8	$--

DB Option Agreement warrants

In order to extend the DB Option Agreement with Infinity Capital, we granted Infinity Capital warrants to purchase 100,000 shares of our common stock at an exercise price of $0.67 per share with a five year life.  The fair value of $55,100 is included in equity-based expense.  The following summarizes the Black-Scholes assumptions used to estimate the fair value of the DB Option Agreement warrants:

Volatility	150%
Risk-free interest rate	1.2%
Expected life (years)	5.0
Dividend yield	--

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

As of March 31, 2016, all 973,000 warrants are outstanding and exercisable.

NOTE 9.  NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period.  Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended March 31,
	2016	2015
Net loss	$(1,188,232)	$(828,493)
Weighted average outstanding shares of common stock	14,930,256	13,095,465
Dilutive effect of stock options and warrants	--	--
Common stock and equivalents	14,930,256	13,095,465

Net loss per share – Basic and diluted	$(0.08)	$(0.06)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.

NOTE 10.   SUBSEQUENT EVENTS

Settlement of Accrued Stock Payable

In April 2016, we issued shares of our common stock related to accrued stock payable, as follows:

Number of Shares
IPG Acquisition	400,000
Chiefton Acquisition	80,000
Consulting services	50,000
March 31, 2016	530,000

Employee Awards

In April 2016, we issued options to employees to purchase 216,650 shares of our common stock at an exercise price of $0.61 per share, with a one year vesting period.

Registration Statement on Form S-8

In April 2016, we filed a Registration Statement on Form S-8 (the “Registration Statement”), which automatically became effective in May 2016.  The Registration Statement relates to 10,000,000 shares of our common stock, which are issuable pursuant to, or upon exercise of, options that have been granted or may be granted under our Incentive Plan.

NOTE 11.   SEGMENT INFORMATION

Our operations are organized into four segments: Security and Cash Management Services; Marketing and Products; Consulting and Advisory; and Finance and Real Estate.  All revenue originates and all assets are located in the United States.  We have revised our disclosure to correspond to the information provided to the chief operating decision maker.

Three months ended March 31

2016	Security and Cash Management	Marketing and Products	Consulting and Advisory	Finance and Real Estate	Total
Revenues, net	$507,531	$50,098	$98,114	$36,369	$692,112
Costs and expenses	(541,396)	(81,575)	(83,769)	(11,786)	(718,526)
Other expense	--	--	--	(3,352)	(3,352)
	$(33,865)	$(31,477)	$14,345	$21,231	(29,766)
Corporate expenses					(1,158,466)
				Net loss	$(1,188,232)

2015	Security and Cash Management	Marketing and Products	Consulting and Advisory	Finance and Real Estate	Total
Revenues, net	$17,382	$12,798	$--	$26,677	$56,857
Costs and expenses	(27,470)	(24,653)	--	(9,007)	(61,130)
Other expense	--	--	--	(2,322)	(2,322)
	$(10,088)	$(11,855)	$--	$15,348	(6,595)
Corporate expenses					(821,898)
				Net loss	$(828,493)

Total assets	March 31, 2016	December 31, 2015
Security and Cash Management	$110,214	132,314
Marketing and Products	30,045	127,345
Consulting and Advisory	22,220	22,268
Finance and Real Estate	453,312	431,639
Corporate	2,916,706	2,969,145
	$3,532,497	3,682,711

All assets are located in the United States.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year.  This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related notes and MD&A of Financial Condition and Results of operations appearing in our Annual Report on Form 10-K as of and for the years ended December 31, 2015 and 2014. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

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

When this report uses the words “we,” “us,” “our,” or “GCC” and the “Company,” they refer to General Cannabis Corporation (formerly, “Advanced Cannabis Solutions, Inc.”).

Our Products, Services and Customers

We operate in a rapidly evolving and highly regulated industry that, as has been estimated by some, will exceed $30 billion by the year 2020.  We have been and will continue to be aggressive in executing acquisitions and other opportunities that it believes will benefit us in the long-term.

Through our reporting segments we provide services and products to the regulated cannabis industry, which include the following:

Security and Cash Management Services

In March 2015, we acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company, which continues to do business as “Iron Protection Group.” Iron Protection Group (“IPG”) provides advanced security, including on-site professionals, video surveillance and cash transport, to licensed cannabis cultivators and retail shops. As of March 31, 2016, Iron Protection Group had approximately 52 guards who serve 15 clients throughout Colorado.

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

In April 2016, we relaunched GC Supply, dedicated to providing wholesale equipment and supplies to participants in the regulated cannabis industry.  We will provide turnkey sourcing and stocking services to cultivation, retail and infused products manufacturing facilities.  Offerings will include infrastructure, equipment, consumables, various delivery technologies (vaporizers and capsules) and compliance packaging.  GC Supply operates out of a leased, 1,800 square-foot warehouse located in Colorado Springs, Colorado.

Consulting and Advisory

Through Next Big Crop we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and building services, and expansion of existing operations.  Our business plan is based on the future growth of the regulated cannabis market in the United States.

In April 2016, we launched our public market research services division, called General Cannabis Equity Research, or GCER.  Our approach to investment research will place an emphasis on intrinsic value and management quality.  We will evaluate cannabis investments in the same manner as a merger and acquisitions specialist might.  Our analyses of the individual cannabis companies will be driven by economic realities of the industry and its constantly changing dynamics.  We expect our first report will be available in July 2016.

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

On November 4, 2015, we entered into an agreement (the “DB Option Agreement”) with Infinity Capital, a related party, which was amended on March 29, 2016 (the “Amended DB Option Agreement”).  Pursuant to the Amended DB Option Agreement, we have the right to purchase all of Infinity Capital’s interest in DB Products Arizona, LLC (“DB”) at Infinity Capital’s actual cost, plus $1.00, or $750,001. The interests for which the option has been granted are Infinity Capital’s 50% equity interest in the membership interests of DB, and any outstanding unpaid principal and interest owed on promissory note(s) issued by DB in favor of Infinity Capital for up to $750,000.  DB is involved in the production and distribution of Dixie Brands, Inc’s full line of medical cannabis Dixie Elixirs and Edible products in Arizona.  DB expects to begin sales in 2016.  We have no obligation to exercise the option, which expires September 24, 2016.

Subsidiary Structure

General Cannabis Corporation has five wholly-owned subsidiary companies: (a) ACS Colorado Corp., a Colorado corporation formed in 2013; (b) Advanced Cannabis Solutions Corporation, a Colorado corporation formed in 2013; (c) 6565 E. Evans Avenue LLC, a Colorado limited liability company formed in 2014; (d) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; and (e) GC Security LLC, a Colorado limited liability company formed in 2015.  Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, ACS Corp., which was formed in Colorado on June 6, 2013.  Intercompany accounts and transactions have been eliminated.

Results of Operations

The following table sets forth, for the periods indicated, condensed statements of income data.  The table and the discussion below should be read in conjunction with the accompanying condensed financial statements and the notes thereto appearing elsewhere in this report.

Consolidated Results

	Three months ended March 31,			Percent
	2016	2015	Change	Change
Revenues	$692,112	$56,857	$635,255	1,117%
Costs and expenses	(1,700,677)	(551,280)	(1,149,397)	208%
Other expense	(179,667)	(334,070)	154,403	(46)%
Net loss	$(1,188,232)	$(828,493)	$(359,739)	43%

Revenues

Revenue increased primarily due to (a) the acquisition of Iron Protection Group (“IPG”), which occurred in late March 2015, which generated revenue of $507,531 and $17,382, respectively, for the three months ended March 31, 2016 and 2015; and (b) the acquisition of Chiefton, which occurred in September 2015, which generated revenue of $49,147 and $0, respectively, for the three months ended March 31, 2016 and 2015.

Costs and expenses

	Three months ended March 31,			Percent
	2016	2015	Change	Change
Cost of service revenues	$452,584	$13,037	$439,547	3,372%
Cost of goods sold	28,267	1,100	27,167	2,470%
Selling, general and administrative	416,362	185,404	230,958	125%
Share-based expense	600,469	248,625	351,844	142%
Professional fees	105,729	94,107	11,622	12%
Depreciation and amortization	97,266	9,007	88,259	980%
	$1,700,677	$551,280	$1,149,397	208%

The cost of service revenue increase in 2016 compared to 2015, relates primarily to the IPG acquisition, which had costs of $420,558 and $13,037, respectively for the three months ended March 31, 2016 and 2015.  Cost of goods sold increased in 2016 compared to 2015, due primarily to the Chiefton acquisition.

Selling, general and administrative expense increased in 2016 compared to 2015, due to an increase in management salaries in connection with the IPG and Chiefton acquisitions, and our hiring of individuals from Next Big Crop for our consulting segment, as well as overhead incurred on The Greenhouse.

Share-based expense included the following:

	Three months ended March 31,
	2016	2015
Feinsod agreement	$82,648	$248,625
Consulting Awards	10,100	--
Employee Awards	452,621	--
DB Option Agreement warrants	55,100	--
	$600,469	$248,625

On August 4, 2014, pursuant to an agreement with Michael Feinsod (“Feinsod”), our Board of Directors (the “Board”) appointed Feinsod Chairman of the Board and approved a compensatory agreement with Infinity Capital, LLC (“Infinity Capital”), an investment management company founded and controlled by him.  Under the agreement, we issued 200,000 shares of our common stock in 2014 and committed to issuing an additional 150,000 shares in 2015 and 150,000 shares in 2016.  The 200,000 shares were expensed immediately, while the additional shares are being expensed ratably through their issue date.  Additionally, when our common stock was uplisted to the OTC Market’s OTCQB, we issued 1,000,000 shares of our common stock to Infinity Capital.  Employee awards are issued under our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015.  In March 2016, we extended the DB Option Agreement and issued 100,000 warrants for our common stock.

Professional fees consist primarily of accounting and legal expenses.  Legal fees are typically incurred for acquisitions and other corporate matters.  Accounting fees are incurred for annual audits and quarterly reviews.  Professional fees generally fluctuate depending on the timing of the delivery of service.

Depreciation and amortization expense increased due to the amortization of the intangibles from the IPG and Chiefton acquisitions.

Other Expense

	Three months ended March 31,
	2016	2015
Amortization of debt discount and deferred financing costs	$135,837	$242,630
Interest expense	43,830	69,207
Net (gain) loss on derivative liability	--	22,233
	$179,667	$334,070

Amortization of debt discount and deferred financing costs are lower in 2016 compared to 2015, due to (a) the settlement of the 12% Notes in December 2015; (b) the write-off of the deferred financing costs for the Full Circle financing in 2015; and (c) additional borrowings in 2015 under the 10% convertible notes payable.  Interest expense is lower in 2016 compared to 2015 due to the settlement of the 12% Notes in December 2015.  The Full Circle warrants that generated the derivative liability were fully exercised in May 2015, thus there was no gain or loss in 2016.

Security and Cash Management

We launched this segment with the IPG acquisition on March 26, 2015.

	Three months ended March 31,			Percent
	2016	2015	Change	Change
Revenues	$507,531	$17,382	$490,149	2,820%
Costs and expenses	(541,396)	(27,470)	(513,926)	1,871%
	$(33,865)	$(10,088)	$(23,777)	236%

Revenues are derived primarily from guard services and cash transport.  Costs and expenses are comprised primarily of payroll for guards and management.

Marketing and Products

	Three months ended March 31,			Percent
	2016	2015	Change	Change
Revenues	$50,098	$12,798	$37,300	291%
Costs and expenses	(81,575)	(24,653)	(56,922)	231%
	$(31,477)	$(11,855)	$(19,622)	166%

Chiefton, acquired in late September 2015, contributed revenue of $49,147 in 2016.  Revenues from our wholesale supply business decreased from $12,798 in 2015 to $951 in 2016, as we transitioned to a relaunch of GC Supply in April 2016 with a new mix of products.  Costs and expenses increased in 2016 primarily due to Chiefton.

Consulting and Advisory

	Three months ended March 31,
	2016	2015
Revenues	$98,114	$--
Costs and expenses	(83,769)	--
	$14,345	$--

We relaunched our consulting business under the tradename Next Big Crop in May 2015, by hiring two individuals with expertise in the cannabis consulting industry, including obtaining licenses, compliance, cultivation, logistical support, facility design and building services.   We have contracts with clients pursuing medical cannabis licenses in numerous states.  Costs and expenses consist primarily of payroll and external consulting fees.

Finance and Real Estate

	Three months ended March 31,			Percent
	2016	2015	Change	Change
Revenues	$36,369	$26,677	$9,692	36%
Costs and expenses	(11,786)	(9,007)	(2,779)	31%
Interest expense	(3,352)	(2,322)	(1,030)	44%
	$21,231	$15,348	$5,883	38%

Revenue from leasing our Pueblo facility remained steady between 2016 and 2015.  Revenue increased in 2016 compared to 2015, due to lease revenue for The Greenhouse.  We continue to renovate The Greenhouse and are pursuing new tenants in anticipation of being able to generate additional revenue from currently available space.  Costs and expenses increased in 2016 compared to 2015, associated with The Greenhouse.  Interest expense represents the interest for the mortgage on our Pueblo facility.

Liquidity and Capital Resources

We had cash of $14,626 and $58,711, respectively, as of March 31, 2016 and December 31, 2015.  Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2016	2015
Net cash used in operating activities	$(247,299)	$(290,061)
Net cash used in investing activities	(2,616)	(13,253)
Net cash provided by financing activities	$205,830	$237,466

Net cash used in operating activities decreased in 2016 by $42,762 compared to 2015, primarily due to our management of working capital.  Our operations expanded significantly in 2015, with the launch of our Security and Cash Management segment through the acquisition of IPG, as well as the relaunch of our Consulting segment, with the hiring of three employees with expertise in the cannabis industry.  We have also expanded our infrastructure ahead of anticipated revenue growth in all of our segments.  Where possible, we continue to use non-cash equity-based instruments to obtain consulting services and compensate employees.

Net cash used in investing activities relates primarily to renovating The Greenhouse for use as corporate offices and future revenue generating activities through leasing available space.

Net cash provided by financing activities was from our short-term financing with Infinity Capital, which carries an interest rate of 5%, offset by payments on our Pueblo mortgage.

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

	Three months ended March 31,
	2016	2015
Net loss	$(1,188,232)	$(828,493)
Adjustments:
Share-based expense	600,469	248,625
Depreciation and amortization	97,267	9,007
Amortization of debt discount and debt financing costs	135,837	242,630
Interest expense	43,830	69,207
Net (gain) loss on derivative liability	--	22,233
Total adjustments	877,403	591,702
Adjusted EBITDA	$(310,829)	$(236,791)

Per share – basic and diluted:
Net loss	$(0.08)	$(0.06)
Adjusted EBITDA	(0.02)	(0.02)

Weighted-average shares outstanding:
Net loss	14,930,256	13,095,465
Adjusted EBITDA	14,915,421	13,050,465

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

•

We have not implemented comprehensive entity-level internal controls;

•

We have not implemented adequate system and manual controls; and

•

We do not have sufficient segregation of duties.

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of March 31, 2016.

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

Our Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the SEC that permits us to provide only management’s report in our Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

We have implemented an informal process of preparation and review of balance sheet reconciliations, as well as informal procedures to identify, evaluate and record significant transactions; however, these changes do not meet the strict requirements to overcome the material weaknesses identified above.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required regarding market risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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
101

The following financial information from the Quarterly Report on Form 10-Q of General Cannabis Corporation for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORPORATION

Date: May 9, 2016	By:	/s/Robert Frichtel
Robert Frichtel, Principal Executive Officer

	By:	/s/ Shelly Whitson
Shelly Whitson, Principal Financial and Accounting Officer