Form 10-Q
period 2016-06-30
GENERAL CANNABIS CORP
filed 2016-08-10
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended June 30, 2016.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

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

As of August 10, 2016, there were 15,495,421 issued and outstanding shares of the Company’s common stock.

GENERAL CANNABIS CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL CANNABIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$54,400	$58,711
Accounts receivable	160,810	124,553
Prepaid expenses and other current assets	20,010	46,734
Inventory, net	29,214	15,518
Total current assets	264,434	245,516

Property and equipment, net	1,705,482	1,725,268
Intangible assets, net	1,354,712	1,524,927
Goodwill	187,000	187,000
Total Assets	$3,511,628	$3,682,711

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$496,968	$293,532
Interest payable	126,668	84,720
Line of credit – related party	1,237,500	800,000
Notes payable (net of discount), current portion	1,202,380	986,475
Deferred rental revenue	32,016	33,146
Accrued stock payable	635,496	1,532,420
Total current liabilities	3,731,028	3,730,293

Notes payable (net of debt discount), less current portion	147,734	151,397
Tenant deposits	8,854	9,204
Total Liabilities	3,887,616	3,890,894

Commitments and Contingencies	--	--

Stockholders’ Equity (Deficit)
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	--	--
Common Stock, $0.001 par value; 100,000,000 shares authorized; 15,495,421 shares and 14,915,421 shares issued and outstanding on June 30, 2016 and December 31, 2015, respectively	15,495	14,915
Additional paid-in capital	18,560,598	16,204,280
Accumulated deficit	(18,952,081)	(16,427,378)
Total Stockholders’ Deficit	(375,988)	(208,183)

Total Liabilities & Stockholders’ Deficit	$3,511,628	$3,682,711

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUES
Service	$647,876	$376,722	$1,284,095	$394,104
Tenant	31,464	37,911	67,833	64,588
Product Sales	22,602	12,569	42,126	25,367
Total revenues	701,942	427,202	1,394,054	484,059

COSTS AND EXPENSES
Cost of service revenues	455,314	313,051	907,898	326,088
Cost of goods sold	15,390	38,542	43,657	39,642
Selling, general and administrative	395,146	366,279	811,508	551,683
Share-based expense	501,505	3,855,465	1,101,974	4,104,090
Professional fees	75,457	156,390	181,186	250,497
Depreciation and amortization	97,075	66,871	194,341	75,878
Total costs and expenses	1,539,887	4,796,598	3,240,564	5,347,878

OPERATING LOSS	(837,945)	(4,369,396)	(1,846,510)	(4,863,819)

OTHER EXPENSE (INCOME)
Amortization of debt discount and deferred financing costs	79,781	134,195	215,618	376,825
Interest expense	60,745	78,498	104,575	147,705
Loss on extinguishment of debt	358,000	--	358,000	--
Net (gain) loss on derivative liability	--	(232,867)	--	(210,634)
Total other expense (income), net	498,526	(20,174)	678,193	313,896

NET LOSS	$(1,336,471)	$(4,349,222)	$(2,524,703)	$(5,177,715)

PER SHARE DATA – Basic and diluted
Net loss per share	$(0.09)	$(0.31)	$(0.17)	$(0.38)
Weighted average number of common shares outstanding	15,384,762	14,054,673	15,157,509	13,577,719

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(2,524,703)	$(5,177,715)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	215,618	357,658
Amortization of deferred financing costs	--	19,167
Loss on extinguishment of debt	358,000	--
(Gain) loss on derivative liability, net	--	(210,634)
Depreciation and amortization expense	194,341	75,878
Equity-based payments	1,101,974	4,104,090
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	(36,257)	(54,871)
Prepaid expenses and other assets	26,724	(82,220)
Inventory	(13,696)	15,534
Accounts payable and accrued liabilities	243,904	147,995
Net cash used in operating activities:	(434,095)	(805,118)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(4,340)	(42,562)
Net cash used in investing activities	(4,340)	(42,562)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Increase in line of credit -- related party	437,500	289,000
Borrowings under notes payable	--	325,000
Payments on notes payable	(3,376)	(3,101)
Proceeds from warrant exercises	--	87,616
Net cash provided by financing activities	434,124	698,515

NET DECREASE IN CASH	(4,311)	(149,165)
CASH, BEGINNING OF PERIOD	58,711	165,536
CASH, END OF PERIOD	$54,400	$16,371

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$62,627	$95,540

NON-CASH TRANSACTIONS
Issuance of common stock and warrants from accrued stock payable	$1,069,775	$114,487
Acquisition of IPG with common stock payable and warrants	--	1,887,000
Convertible notes payable settled in common stock	--	290,000
Interest on convertible notes payable settled in common stock	--	1,063
Issuance of common stock upon cashless conversion of warrants by Full Circle	--	3,683,270

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

Security and Cash Management Services

In March 2015, we acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company, which continues to do business as “Iron Protection Group.” Iron Protection Group (“IPG”) provides advanced security, including on-site professionals, video surveillance and cash transport, to licensed cannabis cultivators and retail shops. As of June 30, 2016, IPG had approximately 58 security guards on staff who serve 16 clients throughout Colorado.

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

As of the date of this report, we owned one cultivation property that is located in a suburb of Pueblo, Colorado (the “Pueblo West Property”). The Pueblo West Property consists of approximately three acres of land, which currently includes a 5,000 square foot steel building, and parking lot. The Pueblo West Property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022.  We are evaluating strategic options for this property.

Shared Office Space, Networking and Event Services

In October 2014, we purchased a former retail bank located at 6565 East Evans Avenue, Denver, Colorado 80224, which has been branded as The Greenhouse (“The Greenhouse”).  The building is a 16,056 square-foot facility, which will be converted to serve as the largest shared workspace for entrepreneurs, professionals and others serving the cannabis industry.  Clients will be able to lease space to use as offices, meeting rooms, lecture halls, educational and networking facilities, and individual workstations.

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

On November 4, 2015, we entered into an agreement (the “DB Option Agreement”) with Infinity Capital, a related party, which was amended on March 29, 2016 (the “Amended DB Option Agreement”).  Pursuant to the Amended DB Option Agreement, we have the right to purchase all of Infinity Capital’s interest in DB Products Arizona, LLC (“DB”) at Infinity Capital’s actual cost, plus $1.00, or $750,001. The interests for which the option has been granted are Infinity Capital’s 50% equity interest in the membership interests of DB, and any outstanding unpaid principal and interest owed on promissory note(s) issued by DB in favor of Infinity Capital for up to $750,000.  DB is involved in the production and distribution of Dixie Brands, Inc’s full line of medical cannabis “Dixie Elixirs and Edibles” products in Arizona.  DB expects to begin sales in 2016.  We have no obligation to exercise the option, which expires September 24, 2016.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2015, has been derived from audited statements and (b) condensed consolidated unaudited financial statements as of June 30, 2016 and 2015, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2016.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results of operations expected for the year ending December 31, 2016.

The condensed consolidated financial statements include the results of GCC and its five wholly-owned subsidiary companies: (a) ACS Colorado Corp., a Colorado corporation formed in 2013; (b) Advanced Cannabis Solutions Corporation, a Colorado corporation formed in 2013; (c) 6565 E. Evans Avenue LLC, a Colorado limited liability company formed in 2014; (d) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; and (e) GC Security LLC, (“GCS”) a Colorado limited liability company formed in 2015.  Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, ACS Corp., which was formed in Colorado on June 6, 2013.  Intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation. The reclassifications had no effect on net loss, total assets, or total stockholders’ equity (deficit).

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  The ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern.  While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect.

We had an accumulated deficit of $18,952,081 and $16,427,378, respectively, at June 30, 2016 and December 31, 2015, and further losses are anticipated in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Significant Accounting Policy Updates

Modification of Debt Instruments

Modifications or exchanges of debt, which are not considered a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different.  The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument.  The fair value of non-cash consideration associated with the new debt instrument, such as warrants, are included as a day one cash flow in the 10% cash flow test.  If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss.

Recently Issued Accounting Standards

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606)” – In May 2016, the FASB issued 2016-12.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2016-12 provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815)” – In May 2016, the FASB issued 2016-11, which clarifies guidance on assessing whether an entity is a principal or an agent in a revenue transaction.  This conclusion impacts whether an entity reports revenue on a gross or net basis.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

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

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance.  Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard.  This ASU is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years.  We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

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

In addition, we delivered to Seller three-year warrants (the “IPG Warrants”) to purchase an aggregate of 500,000 shares of our common stock at an exercise price of: (i) $4.50 for warrants to purchase 250,000 shares, and (ii) $5.00 for warrants to purchase another 250,000 shares. The IPG APA contains certain provisions that require Seller to forfeit a portion of the stock consideration in the event that Seller violates its obligations under the IPG APA relating to non-competition and non-disclosure. The closing date of the IPG Acquisition was March 26, 2015, and we calculated the purchase price of the IPG Acquisition to be approximately $1,887,000. At the acquisition date and pursuant to the IPG APA, we did not assume any of the Seller’s liabilities and there were no tangible assets of significance.

The aggregate consideration was as follows:

Common stock payable	$1,054,000
Warrants issued with $4.50 exercise price	421,000
Warrants issued with $5.00 exercise price	412,000
$1,887,000

The 500,000 shares of common stock were valued based on the closing price per share on March 26, 2015, or $2.48, reduced by a discount of 15% due to restrictions in the ability to trade our common stock.  The $1,054,000 value of stock consideration was originally recorded as accrued stock payable on the condensed consolidated balance sheet, which was then reduced as we issued common stock according to the vesting schedule.  As of June 30, 2016, all common stock has been issued.

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

The accompanying condensed consolidated financial statements include the results of IPG from the date of acquisition, March 26, 2015.  The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2015, are as follows:

Six months ended
June 30, 2015 (Unaudited)
Total net revenues	$853,805
Net loss	(5,124,454)
Net loss per common share:
Basic and diluted	$(0.36)

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

The value of the common stock consideration was estimated based on our closing common stock price on September 25, 2015, or $1.02 per share, reduced by a discount of 15% due to restrictions in the ability to trade our shares.  The $69,400 value of stock consideration was originally included in accrued stock payable on the condensed consolidated balance sheet.  As of June 30, 2016, all common stock has been issued.

The purchase price allocation is as follows:

Inventory	$12,249
Intangible assets – intellectual property	69,400
$81,649

We finalized the purchase price allocation in the fourth quarter of the year ended December 31, 2015.

NOTE 3.   LONG-LIVED ASSETS

Property and Equipment

Depreciation expense was $11,967 and $9,008, respectively, for the three months ended June 30, 2016 and 2015, and $24,126 and $18,015, respectively, for the six months ended June 30, 2016 and 2015.  We have not recognized any impairment as of June 30, 2016.

Intangible Assets

Intangible assets consisted of the following as of June 30, 2016:

	Gross	Accumulated Amortization	Net	Estimated Life (in years)
Customer relationship intangible	$1,000,000	$126,575	$873,425	10
Marketing-related intangibles	200,000	50,630	149,370	5
Non-compete agreements	500,000	210,959	289,041	3
Chiefton brand and graphic designs	69,400	26,524	42,876	2
Intangible assets, net	$1,769,400	$414,688	$1,354,712

Amortization expense was $85,108 and $57,863, respectively, for the three months ended June 30, 2016 and 2015, and $170,215 and $57,863, respectively, for the six months ended June 30, 2016 and 2015.  We have not recognized any impairment as of June 30, 2016.

Goodwill

In connection with our purchase of IPG, we recorded goodwill of $187,000. We have not recognized any impairment as of June 30, 2016.

NOTE 4.    DEBT

Line of Credit – Related Party

In February 2015, we issued a senior secured note to Infinity Capital, LLC (“Infinity Capital”), as amended in April 2015, bearing 5% interest payable monthly in arrears commencing June 30, 2015, until the maturity date of August 31, 2015 (the “Infinity Note”).   Infinity Capital, an investment management company, was founded and is controlled by our chairman of the board, Michael Feinsod, a related party.  On July 1, 2015, the outstanding principal and interest of $309,000 was settled by our issuing a 10% private placement note.  Subsequent to the settlement on July 1, 2015, we continued to borrow under the Infinity Note.  Interest expense for the Infinity Note for the six months ended June 30, 2016, was approximately $26,540, and approximately $38,268 was accrued as of June 30, 2016.

Notes Payable

	June 30, 2016	December 31, 2015
10.0% private placement notes	$659,000	$659,000
14.0% mortgage note payable (The Greenhouse)	600,000	600,000
8.5% convertible note payable (Pueblo West Property)	154,931	158,307
	1,413,931	1,417,307
Unamortized debt discount	(63,817)	(279,435)
	1,350,114	1,137,872
Less: Current portion	(1,202,380)	(986,475)
Long-term portion	$147,734	$151,397

10% Private Placement Notes

In 2015, we completed a private placement pursuant to a Promissory Note and Warrant Purchase Agreement (the “10% Agreement”) with certain accredited investors, bearing interest at 10% payable quarterly (each such note, a “10% Note,” and collectively, the “10% Notes”).  Subject to the terms and conditions of the 10% Agreement, each investor is granted fully-vested warrants equal to their note principal divided by two (the “10% Warrants”) (with standard dilution clauses).  The 10% Warrants are exercisable for a period of eighteen months after grant date and have an exercise price of $1.08 per share.  The debt is treated as conventional debt.  The 10% Notes are collateralized by a security interest in substantially all of our assets.

$309,000 of the 10% Notes are due to a related party, Infinity Capital, at June 30, 2016 and December 31, 2015.  As of and for the six months ended June 30, 2016, approximately $7,225 of interest expense, and $14,500 of accrued interest under the 10% Notes relates to Infinity Capital.

On June 3, 2016, we reached an agreement with the 10% Note holders to extend the maturity date from May 1, 2016 to January 31, 2017.  In exchange for the extension, we issued the holders an aggregate of 659,000 additional warrants to purchase our common stock at $1.07 per share for a period of five years, with an aggregate fair value of $358,000, determined using Black-Scholes, a risk-free rate of 1.2% and volatility of 151%.  We concluded that this modification of the debt instruments met the criteria for a debt extinguishment and, accordingly, recorded a loss on extinguishment of debt of $358,000.  Absent the warrants, the fair value of the new debt remained the same as the fair value of the original debt.

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

8.5% Convertible Note Payable (Pueblo West Property)

In December 2013, we executed a mortgage on our Pueblo West Property in the amount of $170,000, bearing 8.5% interest with monthly principal and interest payments totaling $1,674, with the balance due on December 31, 2018 (the “Pueblo Mortgage”). This note is convertible at any time at $5.00 per share.

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

Annual maturities of long-term debt (excluding unamortized discount) for the next three years, consist of:

Year ending December 31,
2016	$603,522
2017	666,507
2018	143,902
$1,413,931

NOTE 5.  ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable during the six months ended June 30, 2016:

	Amount	Number of Shares
December 31, 2015	$1,532,420	730,000
IPG acquisition -- issued	(843,200)	(400,000)
Chiefton acquisition -- issued	(69,400)	(80,000)
Feinsod Agreement -- accrual	165,296	--
Consulting services -- accrual	6,988	--
Consulting services -- issued	(25,000)	(50,000)
Employment agreements -- accrual	567	--
Employment agreements -- issued	(132,175)	(50,000)
June 30, 2016	$635,496	150,000

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

Employment Agreements

On May 13, 2015, we hired two individuals from Next Big Crop (“NBC”), an unaffiliated entity serving the cannabis industry, to service our new and existing clients. We did not purchase any existing client base from NBC and upon execution of employment agreements, granted these persons a total of 100,000 shares of our common stock with a vesting date of January 1, 2016. On the date of grant, the 100,000 shares had an initial fair value of $311,000, based on a closing price per share of our common stock of $3.11 on May 13, 2015. Due to restrictions in the ability to trade our shares, a discount of fifteen percent (15%) was applied to the fair value of the shares. After taking into consideration the illiquidity of the shares, the fair value was determined to be $264,350.  One individual forfeited his shares, so expense was only recognized for 50,000 shares.  These shares were issued in April 2016.

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

NOTE 6.   COMMITMENTS AND CONTINGENCIES

Legal

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

NOTE 7.   STOCKHOLDERS’ EQUITY

Share-based expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Employee Awards	$381,441	$623,567	$834,062	$623,567
Consulting Awards	37,416	17,454	47,516	17,454
Feinsod Agreement	82,648	3,214,444	165,296	3,463,069
DB Option Agreement	--	--	55,100	--
	$501,505	$3,855,465	$1,101,974	$4,104,090

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

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  The following summarizes the Black-Scholes assumptions used for Employee Awards granted during the six months ended June 30, 2016:

Exercise price	$ 0.61 -- 1.01
Stock price on date of grant	$ 0.63 -- 1.01
Volatility	149 -- 153%
Risk-free interest rate	0.87 – 0.90%
Expected life (years)	3.0
Dividend yield	--

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,509,000	$1.49
Granted	228,000
Forfeited	(235,650)	$0.75
Outstanding at June 30, 2016	2,501,350	$1.48	2.6	$203,000
Exercisable at June 30, 2016	547,500	$2.79	3.4	$--

As of June 30, 2016, there was approximately $555,000 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of five months.

Warrants for Consulting Services

As needed, we may issue warrants to third parties in exchange for consulting services.  Stock-based compensation costs for award grants to third parties for consulting services (“Consulting Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  Service Awards are revalued at each reporting date until fully vested, which may generate an expense or benefit.  No Consulting Awards were granted during the six months ended June 30, 2016.

The following summarizes Consulting Awards:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	252,500	$3.62
Outstanding at June 30, 2016	252,500	$3.62	0.9	$2,250
Exercisable at June 30, 2016	245,000	$3.71	0.5	$2,250

As of June 30, 2016, there was approximately $2,700 of total unrecognized expense related to unvested Consulting Awards, which is expected to be recognized over a weighted-average period of six months.

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

As of June 30, 2016, all of the IPG Warrants are outstanding and exercisable.

Warrants with Debt

The following summarizes warrants issued with debt:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	597,200	$1.41
Granted	659,000	1.07
Outstanding at June 30, 2016	1,256,200	1.41	3.0	$--
Exercisable at June 30, 2016	1,256,200	$1.23	3.0	$--

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

As of June 30, 2016, all 973,000 warrants are outstanding and exercisable.

NOTE 8.  NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period.  Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(1,336,471)	$(4,349,222)	$(2,524,703)	$(5,177,715)
Weighted average outstanding shares of common stock	15,384,762	14,054,673	15,157,509	13,577,719
Dilutive effect of stock options and warrants	--	--	--	--
Common stock and equivalents	15,384,762	14,054,673	15,157,509	13,577,719
Net loss per share – Basic and diluted	$(0.09)	$(0.31)	$(0.17)	$(0.38)

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.

NOTE 9.   SUBSEQUENT EVENTS

There were no events subsequent to June 30, 2016, and up to the date of this filing that would require disclosure.

NOTE 10.   SEGMENT INFORMATION

Our operations are organized into four segments: Security and Cash Management Services; Marketing and Products; Consulting and Advisory; and Finance and Real Estate.  All revenue originates and all assets are located in the United States.  We have revised our disclosure to correspond to the information provided to the chief operating decision maker.

Three months ended June 30

2016	Security and Cash Management	Marketing and Products	Consulting and Advisory	Finance and Real Estate	Total
Revenues, net	$531,663	$66,041	$72,774	$31,464	$701,942
Costs and expenses	(534,620)	(79,522)	(99,794)	(11,593)	(725,529)
Other expense	--	--	--	(1,110)	(1,110)
	$(2,957)	$(13,481)	$(27,020)	$18,761	(24,697)
Corporate expenses					(1,311,774)
				Net loss	$(1,336,471)

2015	Security and Cash Management	Marketing and Products	Consulting and Advisory	Finance and Real Estate	Total
Revenues, net	$376,722	$12,569	$--	$37,911	$427,202
Costs and expenses	(380,852)	(32,438)	--	(18,531)	(431,821)
Other expense	--	--	--	(3,493)	(3,493)
	$(4,130)	$(19,869)	$--	$15,887	(8,112)
Corporate expenses					(4,341,110)
				Net loss	$(4,349,222)

Six months ended June 30

2016	Security and Cash Management	Marketing and Products	Consulting and Advisory	Finance and Real Estate	Total
Revenues, net	$1,039,194	$116,139	$170,888	$67,833	$1,394,054
Costs and expenses	(1,076,016)	(161,097)	(183,563)	(23,379)	(1,444,055)
Other expense	--	--	--	(4,462)	(4,462)
	$(36,822)	$(44,958)	$(12,675)	$39,992	(54,463)
Corporate expenses					(2,470,240)
				Net loss	$(2,524,703)

2015	Security and Cash Management	Marketing and Products	Consulting and Advisory	Finance and Real Estate	Total
Revenues, net	$394,104	$25,367	$--	$64,588	$484,059
Costs and expenses	(408,322)	(57,091)	--	(27,538)	(492,951)
Other expense	--	--	--	(5,815)	(5,815)
	$(14,218)	$(31,724)	$--	$31,235	(14,707)
Corporate expenses					(5,163,008)
				Net loss	$(5,177,715)

Total assets	June 30, 2016	December 31, 2015
Security and Cash Management	$101,935	132,314
Marketing and Products	50,589	127,345
Consulting and Advisory	39,822	22,268
Finance and Real Estate	452,760	431,639
Corporate	2,866,522	2,969,145
	$3,511,628	3,682,711

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

Through our reporting segments we provide services and products to the regulated cannabis industry, which include the following:

Security and Cash Management Services

In March 2015, we acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company, which continues to do business as “Iron Protection Group.” Iron Protection Group (“IPG”) provides advanced security, including on-site professionals, video surveillance and cash transport, to licensed cannabis cultivators and retail shops. As of March 31, 2016, IPG had approximately 52 security guards on staff who serve 15 clients throughout Colorado.

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

As of the date of this report, we owned one cultivation property that is located in a suburb of Pueblo, Colorado (the “Pueblo West Property”). The Pueblo West Property consists of approximately three acres of land, which currently includes a 5,000 square foot steel building, and parking lot. The Pueblo West Property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022.  We are evaluating strategic options for this property.

Shared Office Space, Networking and Event Services

In October 2014, we purchased a former retail bank located at 6565 East Evans Owner, Denver, Colorado 80224, which has been branded as The Greenhouse (“The Greenhouse”).  The building is a 16,056 square-foot facility, which will be converted to serve as the largest shared workspace for entrepreneurs, professionals and others serving the cannabis industry.  Clients will be able to lease space to use as offices, meeting rooms, lecture halls, educational and networking facilities, and individual workstations.

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

On November 4, 2015, we entered into an agreement (the “DB Option Agreement”) with Infinity Capital, a related party, which was amended on March 29, 2016 (the “Amended DB Option Agreement”).  Pursuant to the Amended DB Option Agreement, we have the right to purchase all of Infinity Capital’s interest in DB Products Arizona, LLC (“DB”) at Infinity Capital’s actual cost, plus $1.00, or $750,001. The interests for which the option has been granted are Infinity Capital’s 50% equity interest in the membership interests of DB, and any outstanding unpaid principal and interest owed on promissory note(s) issued by DB in favor of Infinity Capital for up to $750,000.  DB is involved in the production and distribution of Dixie Brands, Inc’s full line of medical cannabis “Dixie Elixirs and Edibles” products in Arizona.  DB expects to begin sales in 2016.  We have no obligation to exercise the option, which expires September 24, 2016.

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

Results of Operations

The following table sets forth, for the periods indicated, condensed statements of operations data.  The table and the discussion below should be read in conjunction with the accompanying condensed financial statements and the notes thereto appearing elsewhere in this report.

Consolidated Results

	Three months ended June 30,			Percent
	2016	2015	Change	Change
Revenues	$701,942	$427,202	$274,740	64%
Costs and expenses	(1,539,887)	(4,796,598)	3,256,711	(68)%
Other expense	(498,526)	20,174	(518,700)	(2,571)%
Net loss	$(1,336,471)	$(4,349,222)	$3,012,751	(69)%

	Six months ended June 30,			Percent
	2016	2015	Change	Change
Revenues	$1,394,054	$484,059	$909,995	188%
Costs and expenses	(3,240,564)	(5,347,878)	2,107,314	(39)%
Other expense	(678,193)	(313,896)	(364,297)	116%
Net loss	$(2,524,703)	$(5,177,715)	$2,653,012	(51)%

Revenues

Revenue for the three and six months ended June 30, 2016 compared to 2015, increased primarily due to (a) the acquisition of IPG, which occurred in late March 2015; (b) the acquisition of Chiefton, which occurred in September 2015; and (c) the relaunch of our consulting practice as Next Big Crop in July 2015.  Additionally, due to organic growth IPG revenues increased to $531,663 during the three months ended June 30, 2016, compared to revenue of $376,722 for the same period in 2015.

Costs and expenses

	Three months ended June 30,			Percent
	2016	2015	Change	Change
Cost of service revenues	$455,314	$313,051	$142,263	45%
Cost of goods sold	15,390	38,542	(23,152)	(60)%
Selling, general and administrative	395,146	366,279	28,867	8%
Share-based expense	501,505	3,855,465	(3,353,960)	(87)%
Professional fees	75,457	156,390	(80,933)	(52)%
Depreciation and amortization	97,075	66,871	30,204	45%
	$1,539,887	$4,796,598	$(3,256,711)	(68)%

	Six months ended June 30,			Percent
	2016	2015	Change	Change
Cost of service revenues	$907,898	$326,088	$581,810	178%
Cost of goods sold	43,657	39,642	4,015	10%
Selling, general and administrative	811,508	551,683	259,825	47%
Share-based expense	1,101,974	4,104,090	(3,002,116)	(73)%
Professional fees	181,186	250,497	(69,311)	(28)%
Depreciation and amortization	194,341	75,878	118,463	156%
	$3,240,564	$5,347,878	$(2,107,314)	(39)%

The increase in cost of service revenues for the three and six months ended June 30, 2016 compared to 2015, relates primarily to the IPG acquisition, as well as the organic growth of revenue for IPG in 2016 compared to 2015.  The changes in cost of goods sold were due primarily to the Chiefton acquisition in September 2015, the decline in our wholesale business in 2016, and a write-off of inventory during the three months ended June 30, 2015, of $27,500 from our wholesale supply business.

Selling, general and administrative expense increased in 2016 due to the IPG and Chiefton acquisitions, and our hiring of individuals from Next Big Crop in July 2015 for our consulting segment.  During the three months ended June 30, 2016, a reduction in management headcount for IPG resulted in a decrease in management salaries.

Share-based expense included the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Feinsod agreement	$82,648	$3,214,444	$165,296	$3,463,069
Consulting Awards	37,416	17,454	47,516	17,454
Employee Awards	381,441	623,567	834,062	623,567
DB Option Agreement warrants	--	--	55,100	--
	$501,505	$3,855,465	$1,101,974	$4,104,090

On August 4, 2014, pursuant to an agreement with Michael Feinsod (“Feinsod”), our Board of Directors (the “Board”) appointed Feinsod Chairman of the Board and approved a compensatory agreement with Infinity Capital, LLC (“Infinity Capital”), an investment management company founded and controlled by him.  Under the agreement, we issued 200,000 shares of our common stock in 2014 and committed to issuing an additional 150,000 shares in 2015 and 150,000 shares in 2016.  The 200,000 shares were expensed immediately, while the additional shares are being expensed ratably through their issue date.  Additionally, when our common stock was uplisted to the OTC Market’s OTCQB in May 2015, we issued 1,000,000 shares of our common stock to Infinity Capital and recorded expense of $2,966,500.  Employee awards are issued under our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015.  In March 2016, we extended the DB Option Agreement and issued 100,000 warrants for our common stock.

Professional fees consist primarily of accounting and legal expenses.  Legal fees are typically incurred for acquisitions and other corporate matters.  Accounting fees are incurred for annual audits and quarterly reviews.  Professional fees generally fluctuate depending on the timing of the delivery of service.

Depreciation and amortization expense increased due to the amortization of the intangibles from the IPG and Chiefton acquisitions.

Other Expense

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Amortization of debt discount and deferred financing costs	$79,781	$134,195	$215,618	$376,825
Interest expense	60,745	78,498	104,575	147,705
Loss on extinguishment of debt	358,000	--	358,000	--
Net (gain) loss on derivative liability	--	(232,867)	--	(201,634)
	$498,526	$(20,174)	$678,193	$313,896

Amortization of debt discount and deferred financing costs are lower in 2016 compared to 2015, due to (a) the settlement of the 12% Notes in December 2015; (b) the write-off of the deferred financing costs for the Full Circle financing in 2015; and (c) additional borrowings in 2015 under the 10% convertible notes payable, which was fully amortized in April 2016.  Interest expense is lower in 2016 compared to 2015 due to the settlement of the 12% Notes in December 2015.  Extending the maturity date of the 10% Notes from April 2016 to January 2017 was treated as a debt extinguishment, and the warrants issued to affect the extension were expensed during the three months ended June 30, 2016.  The Full Circle warrants that generated the derivative liability were fully exercised in May 2015, thus there was no gain or loss in 2016.

Security and Cash Management

We launched this segment with the IPG acquisition on March 26, 2015.

	Three months ended June 30,			Percent
	2016	2015	Change	Change
Revenues	$531,663	$376,722	$154,941	41%
Costs and expenses	(534,620)	(380,852)	(153,768)	40%
	$(2,957)	$(4,130)	$1,173	(28)%

	Six months ended June 30,			Percent
	2016	2015	Change	Change
Revenues	$1,039,194	$394,104	$645,090	164%
Costs and expenses	(1,076,016)	(408,322)	(667,694)	164%
	$(36,822)	$(14,218)	$(22,604)	(159)%

Results in 2016 include six months of activity, whereas 2015 includes only results subsequent to the acquisition of IPG in late March 2015.  During the growth and integration of IPG, expenses increased as we added management positions, which were subsequently eliminated during the three months ended June 30, 2016, allowing us to return to a nearly break even position.    Revenues and the related costs of revenue increased due to organic growth during the three months ended June 30, 2016 compared to 2015.

Marketing and Products

	Three months ended June 30,			Percent
	2016	2015	Change	Change
Revenues	$66,041	$12,569	$53,472	425%
Costs and expenses	(79,522)	(32,438)	(47,084)	145%
	$(13,481)	$(19,869)	$6,388	(32)%

	Six months ended June 30,			Percent
	2016	2015	Change	Change
Revenues	$116,139	$25,367	$90,772	358%
Costs and expenses	(161,097)	(57,091)	(104,006)	182%
	$(44,958)	$(31,724)	$(13,234)	42%

Revenues in 2016 were from Chiefton, acquired in late September 2015.  Revenues in 2015 were from our wholesale supply business, which decreased to minimal levels in 2016.  We are transitioning to a relaunch of GC Supply in 2016 with a new mix of products.  Costs and expenses increased in 2016 primarily due to Chiefton.  During the three months ended June 30, 2015, we wrote off $27,500 of inventory from our wholesale supply business.

Consulting and Advisory

	Three months ended June 30,
	2016	2015
Revenues	$72,774	$--
Costs and expenses	(99,794)	--
	$(27,020)	$--

	Six months ended June 30,
	2016	2015
Revenues	$170,888	$--
Costs and expenses	(183,563)	--
	$(12,675)	$--

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

Finance and Real Estate

	Three months ended June 30,			Percent
	2016	2015	Change	Change
Revenues	$31,464	$37,911	$(6,447)	(17)%
Costs and expenses	(11,593)	(18,531)	6,938	(37)%
Interest expense	(1,110)	(3,493)	2,383	(68)%
	$18,761	$15,887	$2,874	18%

	Six months ended June 30,			Percent
	2016	2015	Change	Change
Revenues	$67,833	$64,588	$3,245	5%
Costs and expenses	(23,379)	(27,538)	4,159	(15)%
Interest expense	(4,462)	(5,815)	1,353	(23)%
	$39,992	$31,235	$8,757	28%

Revenue from leasing our Pueblo facility remained steady between 2016 and 2015.  Revenue fluctuates in 2016 compared to 2015, due to lease revenue for The Greenhouse.  We continue to renovate The Greenhouse and are pursuing new tenants in anticipation of being able to generate additional revenue from currently available space.  Costs and expenses increased in 2016 compared to 2015, associated with The Greenhouse.  Interest expense represents the interest for the mortgage on our Pueblo facility.

Liquidity and Capital Resources

We had cash of $54,400 and $58,711, respectively, as of June 30, 2016 and December 31, 2015.  Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2016	2015
Net cash used in operating activities	$(434,095)	$(805,118)
Net cash used in investing activities	(4,340)	(42,562)
Net cash provided by financing activities	434,124	698,515

Net cash used in operating activities decreased in 2016 by $371,023 compared to 2015, primarily due to our management of working capital and a reduction in discretionary expenses.  Our operations expanded significantly in 2015, with the launch of our Security and Cash Management segment through the acquisition of IPG, as well as the relaunch of our Consulting segment, with the hiring of three employees with expertise in the cannabis industry.  We have also expanded our infrastructure ahead of anticipated revenue growth in all of our segments.  Where possible, we continue to use non-cash equity-based instruments to obtain consulting services and compensate employees.

Net cash used in investing activities relates primarily to renovating The Greenhouse for use as corporate offices and future revenue generating activities through leasing available space.

Net cash provided by financing activities in 2016 and 2015 was from our short-term financing with Infinity Capital, which carries an interest rate of 5%, offset by payments on our Pueblo mortgage.  In 2015, we also issued the 10% Notes for $325,000 and received $87,616 when a third party exercised warrants.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(1,336,471)	$(4,349,222)	$(2,524,703)	$(5,177,715)
Adjustments:
Share-based expense	501,505	3,855,465	1,101,974	4,104,090
Depreciation and amortization	97,075	66,871	194,341	75,878
Inventory write-off	--	27,500	--	27,500
Amortization of debt discount and debt financing costs	79,781	134,195	215,618	376,825
Interest expense	60,745	78,498	104,575	147,705
Loss on extinguishment of debt	358,000	--	358,000	--
Net (gain) loss on derivative liability	--	(232,867)	--	(210,634)
Total adjustments	1,097,106	3,929,662	1,974,508	4,521,364
Adjusted EBITDA	$(239,365)	$(419,560)	$(550,195)	$(656,351)

Per share – basic and diluted:
Net loss	$(0.09)	$(0.31)	$(0.17)	$(0.38)
Adjusted EBITDA	(0.02)	(0.03)	(0.04)	(0.05)

Weighted-average shares outstanding:
Net loss	15,384,762	14,054,673	15,157,509	13,577,719
Adjusted EBITDA	15,474,322	13,351,376	15,209,707	13,224,127

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, and Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of June 30, 2016.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In July 2016, we reached a legal settlement with a former employee for approximately $24,000.

ITEM 1A.  RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required regarding market risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORPORATION

Date: August 10, 2016	By:	/s/Robert Frichtel
Robert Frichtel, Principal Executive Officer

	By:	/s/ Shelly Whitson
Shelly Whitson, Principal Financial and Accounting Officer