Form 10-Q
period 2016-09-30
GENERAL CANNABIS CORP
filed 2016-11-07
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended September 30, 2016.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

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

As of November 7, 2016, there were 15,607,921 issued and outstanding shares of the Company’s common stock.

GENERAL CANNABIS CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL CANNABIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$1,064,606	$58,711
Accounts receivable	267,694	124,553
Prepaid expenses and other current assets	59,055	46,734
Inventory, net	27,145	15,518
Total current assets	1,418,500	245,516

Property and equipment, net	1,700,813	1,725,268
Intangible assets, net	1,268,668	1,524,927
Goodwill	187,000	187,000
Total Assets	$4,574,981	$3,682,711

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$457,526	$293,532
Interest payable	63,032	84,720
Line of credit – related party	1,297,500	800,000
Notes payable (net of debt discount of $279,435 as of December 31, 2015), current portion	--	986,475
Deferred rental revenue and customer deposits	66,138	33,146
Accrued stock payable	663,000	1,532,420
Derivative warrant liability	15,386,000	--
Total current liabilities	17,933,196	3,730,293

Notes payable (net of debt discount of $2,419,800 and $ --, respectively, as of September 30, 2016 and December 31, 2015), less current portion	580,200	151,397
Tenant deposits	8,854	9,204
Total Liabilities	18,522,250	3,890,894

Commitments and Contingencies	--	--

Stockholders’ Equity (Deficit)
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	--	--
Common Stock, $0.001 par value; 100,000,000 shares authorized; 15,495,421 shares and 14,915,421 shares issued and outstanding on September 30, 2016 and December 31, 2015, respectively	15,495	14,915
Additional paid-in capital	19,436,411	16,204,280
Accumulated deficit	(33,399,175)	(16,427,378)
Total Stockholders’ Deficit	(13,947,269)	(208,183)

Total Liabilities & Stockholders’ Deficit	$4,574,981	$3,682,711

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
REVENUES
Service	$704,489	$554,458	$1,988,584	$948,561
Tenant	25,565	29,365	93,398	93,954
Product Sales	80,326	9,494	122,452	34,861
Total revenues	810,380	593,317	2,204,434	1,077,376

COSTS AND EXPENSES
Cost of service revenues	477,287	416,838	1,393,445	673,926
Cost of goods sold	77,252	28,144	112,649	67,786
Selling, general and administrative	488,543	406,711	1,300,051	1,027,394
Share-based expense	872,217	863,709	1,974,191	4,967,799
Professional fees	95,520	70,594	276,706	321,091
Depreciation and amortization	97,988	54,160	292,329	130,038
Total costs and expenses	2,108,807	1,840,156	5,349,371	7,188,034

OPERATING LOSS	(1,298,427)	(1,246,839)	(3,144,937)	(6,110,658)

OTHER EXPENSE (INCOME)
Amortization of debt discount and deferred financing costs	111,837	285,090	327,455	661,915
Interest expense	5,276,550	166,306	5,381,125	314,011
Loss on extinguishment of debt	1,728,280	--	2,086,280	--
Net loss (gain) on derivative liability	6,032,000	--	6,032,000	(210,634)
Total other expense (income), net	13,148,667	451,396	13,826,860	765,292

NET LOSS	$(14,447,094)	$(1,698,235)	$(16,971,797)	$(6,875,950)

PER SHARE DATA – Basic and diluted
Net loss per share	$(0.93)	$(0.12)	$(1.11)	$(0.50)
Weighted average number of common shares outstanding	15,495,421	14,399,029	15,270,968	13,847,561

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2016	2015
OPERATING ACTIVITIES	$(16,971,797)	$(6,875,950)
Net loss
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount and deferred financing costs	327,455	663,747
Loss on extinguishment of debt	2,086,280	--
Initial fair value of derivative warrant liability included as interest expense	5,189,000	--
Loss (gain) on derivative liability, net	6,032,000	(210,634)
Depreciation and amortization expense	292,329	130,038
Equity-based payments	1,974,191	4,964,218
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable	(143,141)	(72,264)
Prepaid expenses and other assets	(12,321)	(89,405)
Inventory	(11,627)	40,013
Accounts payable and accrued liabilities	174,948	335,150
Net cash used in operating activities:	(1,062,683)	(1,115,087)

INVESTING ACTIVITIES
Purchase of property and equipment	(11,615)	(54,960)
Net cash used in investing activities	(11,615)	(54,960)

FINANCING ACTIVITIES
Borrowings under notes payable	2,500,000	659,000
Increase in line of credit -- related party	497,500	365,000
Payments on notes payable	(917,307)	(4,701)
Proceeds from warrant exercises	--	86,171
Net cash provided by financing activities	2,080,193	1,105,470

NET INCREASE (DECREASE) IN CASH	1,005,895	(64,577)
CASH, BEGINNING OF PERIOD	58,711	165,536
CASH, END OF PERIOD	$1,064,606	$100,959

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$213,813	$173,627

NON-CASH TRANSACTIONS
Issuance of common stock and warrants from accrued stock payable	$1,069,775	$114,693
Derivative warrant liability recorded as debt discount	2,450,000	--
Warrants issued in connection with debt recorded as debt discount	31,100	297,931
10% Notes and 14% Mortgage Note Payable converted to 12% Notes	550,000	--
Convertible notes payable settled in common stock	--	320,000
Issuance of common stock upon cashless conversion of warrants by Full Circle	--	3,683,270
Acquisition of IPG with common stock payable and warrants	--	1,887,000
Acquisition of Chiefton with common stock payable	--	69,400

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1.   NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corporation (the “Company,” “we,” “us,” “our,” or “GCC”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated in Colorado on June 3, 2013, and provides products and services to the regulated cannabis industry.  On April 28, 2015, our common stock was uplisted and resumed quotation on the OTC Market’s OTCQB on May 6, 2015.  Our operations are segregated into the following four reportable segments:

Security and Cash Management Services

In March 2015, we acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company, which continues to do business as “Iron Protection Group.” Iron Protection Group (“IPG”) provides advanced security, including on-site professionals, video surveillance and cash transport, to licensed cannabis cultivators and retail shops. As of September 30, 2016, IPG had approximately 71 security guards on staff who serve 16 clients throughout Colorado.

Marketing and Products

In September 2015, we acquired substantially all of the assets of Chiefton Supply Co., and established a dba of Chiefton Supply Co., incorporated in Colorado (“Chiefton”).  Chiefton is an apparel and design company.  Chiefton Supply designs, distributes and sells apparel featuring graphic designs.  Our apparel is purchased and screen printed by third parties, for which there are numerous suppliers.  Chiefton Design provides design, branding and marketing strategy consulting services to the cannabis community.

In April 2016, we relaunched GC Supply, dedicated to providing wholesale equipment and supplies to participants in the regulated cannabis industry.  We provide turnkey sourcing and stocking services to cultivation, retail and infused products manufacturing facilities.  Offerings will include infrastructure, equipment, consumables, various delivery technologies (vaporizers and capsules) and compliance packaging.  GC Supply operates out of a leased, 1,800 square-foot warehouse located in Colorado Springs, Colorado.

Consulting and Advisory

Through Next Big Crop we deliver comprehensive cannabis industry consulting services that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and building services, and expansion of existing operations. Next Big Crop’s business plan is based on the future growth of the regulated cannabis market in the United States.

Finance and Real Estate

Real Estate Leasing

We own a cultivation property in a suburb of Pueblo, Colorado, consisting of approximately three acres of land, which currently includes a 5,000 square foot steel building and parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022.

Our real estate leasing business plan includes the potential future acquisition and leasing of cultivation space and related facilities to licensed marijuana growers and dispensary owners for their operations. Management anticipates that these facilities would range in size from 5,000 to 50,000 square feet. These facilities would only be leased to tenants that possess the requisite state licenses to operate cultivation facilities. The leases with the tenants would include certain requirements that permit us to continually evaluate our tenants’ compliance with applicable laws and regulations.

Shared Office Space, Networking and Event Services

In October 2014, we purchased a former retail bank located at 6565 East Evans Avenue, Denver, Colorado 80224, which has been branded as The Greenhouse (“The Greenhouse”).  The building is a 16,056 square-foot facility, which we use as our corporate headquarters and Chiefton’s retail location.

The Greenhouse has approximately 10,000 square feet of existing office space and 5,000 square feet on its ground floor that is dedicated to a consumer banking design.  We continue to assess the opportunity to lease shared workspace for entrepreneurs, professionals and others serving the cannabis industry.  Clients would be able to lease space to use as offices, meeting rooms, lecture, educational and networking facilities, and individual workstations.

Industry Finance

Our industry finance strategy includes evaluating opportunities to make direct term loans or to provide revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products.  These loans would generally be secured to the maximum extent permitted by law.  We believe there is a significant demand for this financing.  We are assessing other finance services including customized finance, capital formation, and banking, for participants in the cannabis industry.

On November 4, 2015, we entered into an agreement (the “DB Option Agreement”) with Infinity Capital, a related party, which was amended on March 29, 2016 (the “Amended DB Option Agreement”) and on September 16, 2016 (the “Second Amended DB Option Agreement”).  Pursuant to the Amended DB Option Agreement, we have the right to purchase all of Infinity Capital’s interest in DB Products Arizona, LLC (“DB”) at Infinity Capital’s actual cost, plus $1.00, or $800,001. The interests for which the option has been granted are Infinity Capital’s 50% equity interest in the membership interests of DB, and any outstanding unpaid principal and interest owed on promissory note(s) issued by DB in favor of Infinity Capital for up to $800,000.  DB is involved in the production and distribution of Dixie Brands, Inc.’s full line of medical cannabis “Dixie Elixirs and Edibles” products in Arizona.  DB expects to begin sales in 2016.  We have no obligation to exercise the option, which expires September 30, 2018.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2015, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of September 30, 2016 and 2015, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2016.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results of operations expected for the year ending December 31, 2016.

The condensed consolidated financial statements include the results of GCC and its five wholly-owned subsidiary companies: (a) ACS Colorado Corp., a Colorado corporation formed in 2013; (b) Advanced Cannabis Solutions Corporation, a Colorado corporation formed in 2013; (c) 6565 E. Evans Avenue LLC, a Colorado limited liability company formed in 2014; (d) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; and (e) GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015.  Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, ACS Corp., which was formed in Colorado on June 6, 2013.  Intercompany accounts and transactions have been eliminated.

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

We had an accumulated deficit of $33,399,175 and $16,427,378, respectively, at September 30, 2016 and December 31, 2015, and further losses are anticipated in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Significant Accounting Policy Updates

Debt and Derivative Liability

If we issue debt with warrants that have certain terms, such as a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value.  If the initial value of the warrant derivative liability is higher than the fair value of the associated debt, the excess is recognized immediately as interest expense.  The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as expense.  Due to the complexity of such warrant derivatives, we use the binomial model to estimate their fair value.  The derivative warrant liability is a level three fair value measurement.

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

Recently Issued Accounting Standards

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2016-15 “Statement of Cash Flows (Topic 230)” – In August 2016, the FASB issued 2016-15.  Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  Adoption of this ASU will not have a significant impact on our statement of cash flows.

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
$1,887,000

The 500,000 shares of common stock were valued based on the closing price per share on March 26, 2015, or $2.48, reduced by a discount of 15% due to restrictions in the ability to trade our common stock.  The $1,054,000 value of stock consideration was originally recorded as accrued stock payable on the condensed consolidated balance sheet, which was then reduced as we issued common stock according to the vesting schedule.  As of September 30, 2016, all common stock has been issued.

The purchase price allocation was as follows:

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

The accompanying condensed consolidated financial statements include the results of IPG from the date of acquisition, March 26, 2015.  The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2015, are as follows:

Nine months ended September 30, 2015 (Unaudited)
Total net revenues	$1,447,122
Net loss	(6,822,689)
Net loss per common share:
Basic and diluted	$(0.48)

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

The value of the common stock consideration was estimated based on our closing common stock price on September 25, 2015, or $1.02 per share, reduced by a discount of 15% due to restrictions in the ability to trade our shares.  The $69,400 value of stock consideration was originally included in accrued stock payable on the condensed consolidated balance sheet.  As of September 30, 2016, all common stock has been issued.

The purchase price allocation is as follows:

Inventory	$12,249
Intangible assets – intellectual property	69,400
$81,649

We finalized the purchase price allocation in the fourth quarter of the year ended December 31, 2015.

NOTE 3.   LONG-LIVED ASSETS

Property and Equipment

Depreciation expense was $11,944 and $5,574, respectively, for the three months ended September 30, 2016 and 2015, and $36,070 and $16,723, respectively, for the nine months ended September 30, 2016 and 2015.  We have not recognized any impairment as of September 30, 2016.

Intangible Assets

Intangible assets consisted of the following as of September 30, 2016:

	Gross	Accumulated Amortization	Net	Estimated Life (in years)
Customer relationship intangible	$1,000,000	$151,782	$848,218	10
Marketing-related intangibles	200,000	60,712	139,288	5
Non-compete agreements	500,000	252,968	247,032	3
Chiefton brand and graphic designs	69,400	35,270	34,130	2
Intangible assets, net	$1,769,400	$500,732	$1,268,668

Amortization expense was $86,044 and $55,452, respectively, for the three months ended September 30, 2016 and 2015, and $256,259 and $113,315, respectively, for the nine months ended September 30, 2016 and 2015.  We have not recognized any impairment as of September 30, 2016.

Goodwill

In connection with our purchase of IPG, we recorded goodwill of $187,000. We have not recognized any impairment as of September 30, 2016.

NOTE 4.    DEBT

Line of Credit – Related Party

In February 2015, we issued a senior secured note to Infinity Capital, LLC (“Infinity Capital”), as amended in April 2015, bearing 5% interest payable monthly in arrears commencing June 30, 2015 (the “Infinity Note”).   Infinity Capital, an investment management company, was founded and is controlled by our chairman of the board, Michael Feinsod, a related party.  On July 1, 2015, the outstanding principal and interest of $309,000 was settled by our issuing a 10% private placement note.  Subsequent to the settlement on July 1, 2015, we continued to borrow under the Infinity Note.  Interest expense for the Infinity Note for the nine months ended September 30, 2016, was approximately $26,540, and approximately $38,268 was accrued as of September 30, 2016.  The maturity date of the Infinity Note was August 31, 2015, however, under the terms of the 12% Notes no payments may be made before those notes are retired.

Notes Payable

	September 30, 2016	December 31, 2015
12% September 2016 notes	$3,000,000	$--
10% private placement notes	--	659,000
14% mortgage note payable (The Greenhouse)	--	600,000
8.5% convertible note payable (Pueblo West Property)	--	158,307
	3,000,000	1,417,307
Unamortized debt discount	(2,419,800)	(279,435)
	580,200	1,137,872
Less: Current portion	--	(986,475)
Long-term portion	$580,200	$151,397

12% September 2016 Notes

In September 2016, we completed a $3,000,000 private placement pursuant to a promissory note and warrant purchase agreement (the “12% Agreement”) with certain accredited investors, bearing interest at 12%, with interest and principal due September 21, 2018 (each such note, a “12% Note,” and collectively, the “12% Notes”).  In the event of default, the interest rate increases to 18%.  The 12% Notes are collateralized by a security interest in substantially all of our assets.  We may prepay the 12% Notes at any time, but in any event must pay at least one year of interest.

Subject to the terms and conditions of the 12% Agreement, each investor was granted fully-vested warrants equal to their note principal times three (the “12% Warrants”), or nine million warrants, with a life of three years.  4.5 million warrants have an exercise price of $0.35 per share and the other 4.5 million warrants have an exercise price of $0.70 per share.  Should we issue any equity-based instruments at a price lower than the exercise price(s) of the 12% Warrants, other than under our Incentive Plan, the exercise price(s) of the 12% Warrants will be adjusted to the lower price.  The 12% Warrants may be exercised at the option of the holder (a) by paying cash, (b) by applying the amount due under the 12% Notes as consideration, or (c) if there is no effective registration statement for the 12% Warrants within six months of being granted, the holder may exercise on a cashless basis.  Since the 12% Warrants include a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value.

We received $2,450,000 of cash for issuing the 12% Notes.  $300,000 of 10% Notes and $250,000 of the 14% Mortgage Note Payable were converted into 12% Notes.  We concluded that these conversions met the criteria for a debt extinguishment and, accordingly, recorded a loss on extinguishment of $1,728,280 for the three and nine months ended September 30, 2016.  The loss on extinguishment represents the fair value of the 12% Warrants issued to the previous 10% Note holders and the 14% Mortgage Note Payable lender.  The fair value of the 12% Warrants not associated with the conversions was recorded as a debt discount of $2,450,000 and interest expense of $5,189,000.  The 12% Notes are otherwise treated as conventional debt.

8% August 2016 Notes

In August 2016, we completed a private placement pursuant to a promissory note and warrant purchase agreement (the “8% Notes”) with two accredited investors, bearing interest at 8%, payable on demand by the lenders.  Subject to the terms of the 8% Notes, we issued 100,000 warrants having an exercise price of $0.78 per share, with a life of three years.  We received cash of $50,000.  The debt is treated as conventional debt and the fair value of the warrants is included in additional paid-in capital.  Since the 8% Notes are payable on demand, the $31,100 fair value of the warrants was expensed immediately, included in amortization of debt discount on the condensed statements of operations for the three and nine months ended September 30, 2016.  One of the 8% Notes was with one of our board members.  Both 8% Notes were paid off with proceeds from the 12% Notes in September 2016.

10% Private Placement Notes

In September 2016, we extinguished the 10% Notes by paying cash of $359,000 and converting $300,000 into 12% Notes.

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

$309,000 of the 10% Notes were due to a related party, Infinity Capital.  For the nine months ended September 30, 2016, approximately $22,500 of interest expense under the 10% Notes relates to Infinity Capital.  The Infinity Capital portion of the principle and accrued interest of the 10% Notes was settled for cash of $347,000, in September 2016.

On June 3, 2016, we reached an agreement with the 10% Note holders to extend the maturity date from May 1, 2016 to January 31, 2017.  In exchange for the extension, we issued the holders an aggregate of 659,000 additional warrants to purchase our common stock at $1.07 per share for a period of five years, with an aggregate fair value of $358,000, determined using Black-Scholes, a risk-free rate of 1.2% and volatility of 151%.  We concluded that this modification of the debt instruments met the criteria for a debt extinguishment and, accordingly, recorded additional paid-in capital and a loss on extinguishment of debt of $358,000 during the three months ended June 30, 2016, .  Absent the warrants, the fair value of the new debt remained the same as the fair value of the original debt.

14% Mortgage Note Payable (The Greenhouse)

In September 2016, we extinguished the Greenhouse Mortgage by paying cash of $350,000 and converting $250,000 into 12% Notes.  The remaining unamortized debt discount of $13,280 was included in loss on extinguishment of debt in the condensed statements of operations during the three and nine months ended September 30, 2016.

In October 2014, we executed a mortgage on The Greenhouse in the amount of $600,000, bearing 14.0% interest payable monthly, with a maturity date of October 21, 2016 (the “Greenhouse Mortgage”).  The debt is treated as conventional debt.

In addition, we granted warrants to Evans Street Lendco LLC (“Evans Lendco”), the note holder of the Greenhouse Mortgage, which expire on October 21, 2016.  The warrants vested immediately and allowed for Evans Lendco to purchase 600,000 shares of our common stock at a price of $4.40 per share, (with standard dilution clauses).  Due to the drop in our stock price, on July 29, 2015, we agreed with Evans Lendco to replace the warrants previously issued to Evans Lendco with warrants to purchase 225,000 shares of our stock at $1.20 per share with a term of two years.  The estimated fair value of the replacement warrants is less than the fair value of the original warrants on their date of grant.  Accordingly, we continued to amortize the remaining fair value of the original warrants over the remaining life of the underlying debt until the debt was extinguished in September 2016.

8.5% Convertible Note Payable (Pueblo West Property)

In September 2016, we extinguished the Pueblo Mortgage by paying cash of $153,189.

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

Annual maturities of long-term debt (excluding unamortized discount) for the next three years, consist of:

Year ending December 31,
2016	$--
2017	--
2018	3,000,000
$3,000,000

NOTE 5.  ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable during the nine months ended September 30, 2016:

	Amount	Number of Shares
December 31, 2015	$1,532,420	$730,000
IPG acquisition -- issued	(843,200)	(400,000)
Chiefton acquisition -- issued	(69,400)	(80,000)
Feinsod Agreement -- accrual	192,800	--
Consulting services -- accrual	6,988	--
Consulting services -- issued	(25,000)	(50,000)
Employment agreements -- accrual	567	--
Employment agreements -- issued	(132,175)	(50,000)
September 30, 2016	$663,000	$150,000

Feinsod Agreement

On August 4, 2014, we entered into an agreement with Michael Feinsod in consideration for serving as Executive Chairman of the Board and as a member of our Board of Directors (the “Board”) and pursuant to the terms of the Executive Board and Director Agreement (the “Feinsod Agreement”).  The Board approved the issuance to Infinity Capital of (a) 200,000 shares of our common stock on August 4, 2014; (b) 1,000,000 shares of our common stock upon the uplisting of our common stock to the OTC Market’s OTCQB; (c) 150,000 shares of our common stock on August 4, 2015; and (d) 150,000 shares of our common stock on August 4, 2016.  All shares, except the final tranche of 150,000 shares, have been issued as of September 30, 2016.  Mr. Feinsod must remain a member of the Board in order for the common stock to be issued.  In addition, the Feinsod Agreement requires the issuance of a number of shares of our common stock to Infinity Capital equal to 10% of any new issuances not to exceed 600,000 shares of our common stock in the aggregate during the time that Mr. Feinsod remains a member of the Board (the “New Issuance Allowance”).  Under the terms of the Feinsod Agreement, the New Issuance Allowance will not be triggered upon issuances relating to convertible securities existing as of the date of the Feinsod Agreement.  For illustrative purposes, if we issue 7,000,000 new shares of common stock, then the New Issuance Allowance issued to Infinity Capital would be capped at 600,000 shares of our common stock.  No shares have been issued under the New Issuance Allowance.

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

Employment Agreements

On May 13, 2015, we hired two individuals from Next Big Crop, an unaffiliated entity serving the cannabis industry, to service our new and existing clients. We did not purchase any existing client base from Next Big Crop and upon execution of employment agreements, granted these persons a total of 100,000 shares of our common stock with a vesting date of January 1, 2016. On the date of grant, the 100,000 shares had an initial fair value of $311,000, based on a closing price per share of our common stock of $3.11 on May 13, 2015. Due to restrictions in the ability to trade our shares, a discount of fifteen percent (15%) was applied to the fair value of the shares. After taking into consideration the illiquidity of the shares, the fair value was determined to be $264,350.  One individual forfeited his shares, so expense was only recognized for 50,000 shares.  These shares were issued in April 2016.

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

NOTE 6.  DERIVATIVE WARRANT LIABILITY

On September 21, 2016, in connection with the 12% Notes, we issued the 12% Warrants, which are treated as a derivative liability and adjusted to fair value at the end of each period.  The underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability were:

	September 21, 2016	September 30, 2016
Current stock price	$1.20	$1.91
Risk-free interest rate	0.92%	0.77%
Expected dividend yield	--	--
Expected term (in years)	3.0	3.0
Expected volatility	146%	146%
Number of iterations	5	5

The initial fair value of the derivative warrant liability was recorded as follows:

Extinguishment of debt	$1,715,000
Interest expense	5,189,000
Debt discount	2,450,000
Initial fair value of warrants issued	$9,354,000

Changes in the derivative warrant liability were as follows:

January 1, 2016	$--
Initial fair value of warrants issued	9,354,000
Increase in fair value	6,032,000
September 30, 2016	$15,386,000

NOTE 7.   COMMITMENTS AND CONTINGENCIES

Legal

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

NOTE 8.   STOCKHOLDERS’ EQUITY

Share-based expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Employee Awards	$740,844	$695,788	$1,574,906	$1,319,355
Consulting Awards	103,869	24,196	151,385	41,650
Feinsod Agreement	27,504	143,725	192,800	3,606,794
DB Option Agreement	--	--	55,100	--
	$872,217	$863,709	$1,974,191	$4,967,799

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

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  The following summarizes the Black-Scholes assumptions used for Employee Awards granted during the nine months ended September 30, 2016:

Exercise price	$ 0.61 -- 1.01
Stock price on date of grant	$ 0.63 -- 1.01
Volatility	146 -- 153%
Risk-free interest rate	0.71 – 0.90%
Expected life (years)	3.0
Dividend yield	--

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,509,000	$1.49
Granted	6,440,800	0.76
Forfeited	(263,350)	0.75
Outstanding at September 30, 2016	8,686,450	0.97	2.8	$8,918,000

Exercisable at September 30, 2016		$1.65	2.3	$883,960

As of September 30, 2016, there was approximately $3,658,000 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of eight months.

Warrants for Consulting Services

As needed, we may issue warrants to third parties in exchange for consulting services.  Stock-based compensation costs for award grants to third parties for consulting services (“Consulting Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  Consulting Awards are revalued at each reporting date until fully vested, which may generate an expense or benefit.

The following summarizes the Black-Scholes assumptions used for Consulting Awards granted during the nine months ended September 30, 2016:

Exercise price	$ 0.60 -- 1.20
Stock price on valuation date	$ 1.91
Volatility	146 -- 150%
Risk-free interest rate	0.77 – 1.14%
Expected life (years)	2.2 – 4.8
Dividend yield	--

The following summarizes Consulting Awards:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	252,500	$3.62
Granted	55,000	1.01
Outstanding at September 30, 2016	307,500	3.15	1.3	$64,525

Exercisable at September 30, 2016	300,000	$3.22	1.2	$54,700

As of September 30, 2016, there was approximately $2,600 of total unrecognized expense related to unvested Consulting Awards, which is expected to be recognized over a weighted-average period of three months.

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

As of September 30, 2016, all of the IPG Warrants are outstanding and exercisable.

Warrants with Debt

The following summarizes warrants issued with debt:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	597,200	$1.41
Granted	9,759,000	0.56
Outstanding at September 30, 2016	10,356,200	0.61	3.0	$13,564,795

Exercisable at September 30, 2016	10,356,200	$0.61	3.0	$13,564,795

DB Option Agreement warrants

In order to extend the DB Option Agreement with Infinity Capital, in March 2016 we granted Infinity Capital warrants to purchase 100,000 shares of our common stock at an exercise price of $0.67 per share with a five year life.  The fair value of $55,100 is included in equity-based expense.  The following summarizes the Black-Scholes assumptions used to estimate the fair value of the DB Option Agreement warrants:

Stock price on date of grant	$ 0.61
Volatility	150%
Risk-free interest rate	1.2%
Expected life (years)	5.0
Dividend yield	--

2013 Warrants

Between July 11, 2013 and September 19, 2013, we issued 973,000 shares of our common stock and 973,000 fully-vested warrants (the “2013 Warrants”) for cash consideration of $1.00 per share. Each 2013 Warrant entitled the holder to purchase one share of our common stock at a price of $10.00 per share. The 2013 Warrants expired unexercised on August 1, 2016.

NOTE 9.  NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period.  Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.  Accordingly, the number of weighted average shares outstanding for basic and fully diluted net loss per share are the same.

NOTE 10.   SUBSEQUENT EVENTS

As described in Note 1, as of September 30, 2016, Infinity Capital, a related party, had a 50% equity interest in DB and an $800,000 loan to DB. We have an option to purchase all of Infinity Capital’s interest in DB. In October 2016, we loaned $75,000 to DB, which bears interest at 14% and is payable in May 2017. Infinity Capital has agreed to subordinate its right to repayment and security interest to our rights under our loan to DB.

NOTE 11.   SEGMENT INFORMATION

Our operations are organized into four segments: Security and Cash Management Services; Marketing and Products; Consulting and Advisory; and Finance and Real Estate.  All revenue originates and all assets are located in the United States.  We have revised our disclosure to correspond to the information provided to the chief operating decision maker.

Three months ended September 30

2016	Security and Cash Management	Marketing and Products	Consulting and Advisory	Finance and Real Estate	Total
Revenues, net	$560,713	$106,402	$117,700	$25,565	$810,380
Costs and expenses	(528,916)	(164,543)	(162,404)	(13,352)	(869,215)
Other expense	--	--	--	(6,414)	(6,414)
	$31,797	$(58,141)	$(44,704)	$5,799	(65,249)
Corporate expenses					(14,381,845)
				Net loss	$(14,447,094)

2015	Security and Cash Management	Marketing and Products	Consulting and Advisory	Finance and Real Estate	Total
Revenues, net	$503,703	$9,494	$52,295	$27,825	$593,317
Costs and expenses	(521,099)	(28,328)	(63,519)	(3,157)	(616,103)
Other expense	--	--	--	(3,385)	(3,385)
	$(17,396)	$(18,834)	$(11,224)	$21,283	(26,171)
Corporate expenses					(1,672,064)
				Net loss	$(1,698,235)

Nine months ended September 30

2016	Security and Cash Management	Marketing and Products	Consulting and Advisory	Finance and Real Estate	Total
Revenues, net	$1,599,907	$222,541	$288,588	$93,398	$2,204,434
Costs and expenses	(1,604,932)	(325,640)	(345,967)	(36,731)	(2,313,270)
Other expense	--	--	--	(10,876)	(10,876)
	$(5,025)	$(103,099)	$(57,379)	$45,791	(119,712)
Corporate expenses					(16,852,085)
				Net loss	$(16,971,797)

2015	Security and Cash Management	Marketing and Products	Consulting and Advisory	Finance and Real Estate	Total
Revenues, net	$897,807	$34,861	$52,295	$92,413	$1,077,376
Costs and expenses	(929,421)	(112,919)	(63,519)	(24,880)	(1,130,739)
Other expense	--	--	--	(9,200)	(9,200)
	$(31,614)	$(78,058)	$(11,224)	$58,333	(62,563)
Corporate expenses					(6,813,387)
				Net loss	$(6,875,950)

Total assets	September 30, 2016	December 31, 2015
Security and Cash Management	$110,127	$132,314
Marketing and Products	57,999	127,345
Consulting and Advisory	125,497	22,268
Finance and Real Estate	1,247,281	431,639
Corporate	3,034,077	2,969,145
	$4,574,981	$3,682,711

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

Through our reporting segments we provide services and products to the regulated cannabis industry, which include the following:

Security and Cash Management Services

In March 2015, we acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company, which continues to do business as “Iron Protection Group.” Iron Protection Group (“IPG”) provides advanced security, including on-site professionals, video surveillance and cash transport, to licensed cannabis cultivators and retail shops. As of September 30, 2016, IPG had approximately 71 security guards on staff who serve 16 clients throughout Colorado.

Marketing and Products

In September 2015, we acquired substantially all of the assets of Chiefton Supply Co., and established a dba of Chiefton Supply Co., incorporated in Colorado (“Chiefton”).  Chiefton is an apparel and design company.  Chiefton Supply designs, distributes and sells apparel featuring graphic designs.  Our apparel is purchased and screen printed by third parties, for which there are numerous suppliers.  Chiefton Design provides design, branding and marketing strategy consulting services to the cannabis community.

In April 2016, we relaunched GC Supply, dedicated to providing wholesale equipment and supplies to participants in the regulated cannabis industry.  We provide turnkey sourcing and stocking services to cultivation, retail and infused products manufacturing facilities.  Offerings will include infrastructure, equipment, consumables, various delivery technologies (vaporizers and capsules) and compliance packaging.  GC Supply operates out of a leased, 1,800 square-foot warehouse located in Colorado Springs, Colorado.

Consulting and Advisory

Through Next Big Crop we deliver comprehensive cannabis industry consulting services that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and building services, and expansion of existing operations.  Next Big Crop’s business plan is based on the future growth of the regulated cannabis market in the United States.

Finance and Real Estate

Real Estate Leasing

We own a cultivation property in a suburb of Pueblo, Colorado, consisting of approximately three acres of land, which currently includes a 5,000 square foot steel building, and parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022.

Our real estate leasing business plan includes the potential future acquisition and leasing of cultivation space and related facilities to licensed marijuana growers and dispensary owners for their operations. Management anticipates that these facilities would range in size from 5,000 to 50,000 square feet. These facilities would only be leased to tenants that possess the requisite state licenses to operate cultivation facilities. The leases with the tenants would include certain requirements that permit us to continually evaluate our tenants’ compliance with applicable laws and regulations.

Shared Office Space, Networking and Event Services

In October 2014, we purchased a former retail bank located at 6565 East Evans Avenue, Denver, Colorado 80224, which has been branded as The Greenhouse (“The Greenhouse”).  The building is a 16,056 square-foot facility, which we use as our corporate headquarters and Chiefton’s retail location.

The Greenhouse has approximately 10,000 square feet of existing office space and 5,000 square feet on its ground floor that is dedicated to a consumer banking design.  We continue to assess the opportunity to lease shared workspace for entrepreneurs, professionals and others serving the cannabis industry.  Clients would be able to lease space to use as offices, meeting rooms, lecture, educational and networking facilities, and individual workstations.

Industry Finance

Our industry finance strategy includes evaluating opportunities to make direct term loans or to provide revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products.  These loans would generally be secured to the maximum extent permitted by law.  We believe there is a significant demand for this financing.  We are assessing other finance services including customized finance, capital formation, and banking, for participants in the cannabis industry.

On November 4, 2015, we entered into an agreement (the “DB Option Agreement”) with Infinity Capital, a related party, which was amended on March 29, 2016 (the “Amended DB Option Agreement”) and on September 16, 2016 (the “Second Amended DB Option Agreement”).  Pursuant to the Amended DB Option Agreement, we have the right to purchase all of Infinity Capital’s interest in DB Products Arizona, LLC (“DB”) at Infinity Capital’s actual cost, plus $1.00, or $800,001. The interests for which the option has been granted are Infinity Capital’s 50% equity interest in the membership interests of DB, and any outstanding unpaid principal and interest owed on promissory note(s) issued by DB in favor of Infinity Capital for up to $800,000.  DB is involved in the production and distribution of Dixie Brands, Inc.’s full line of medical cannabis “Dixie Elixirs and Edibles” products in Arizona.  DB expects to begin sales in 2016.  We have no obligation to exercise the option, which expires September 30, 2018.

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

Consolidated Results

	Three months ended September 30,			Percent
	2016	2015	Change	Change
Revenues	$810,380	$593,317	$217,063	37%
Costs and expenses	(2,108,807)	(1,840,156)	(268,651)	15%
Other expense	(13,148,667)	(451,396)	(12,697,271)	2,813%
Net loss	$(14,447,094)	$(1,698,235)	$(12,748,859)	751%

	Nine months ended September 30,			Percent
	2016	2015	Change	Change
Revenues	$2,204,434	$1,077,376	$1,127,058	105%
Costs and expenses	(5,349,371)	(7,188,034)	1,838,663	(26) %
Other expense	(13,826,860)	(765,292)	(13,061,568)	1,707%
Net loss	$(16,971,797)	$(6,875,950)	$(10,095,847)	147%

Revenues

Revenue for the three and nine months ended September 30, 2016 compared to 2015, increased primarily due to (a) the acquisition of IPG, which occurred in late March 2015; (b) the acquisition of Chiefton, which occurred in late September 2015; (c) the relaunch of our consulting practice as Next Big Crop in July 2015; and (d) the relaunch of GC Supply in April 2016, which is dedicated to providing wholesale equipment and supplies to companies in the regulated cannabis space.

Costs and expenses

	Three months ended September 30,			Percent
	2016	2015	Change	Change
Cost of service revenues	$477,287	$416,838	$60,449	15%
Cost of goods sold	77,252	28,144	49,108	174%
Selling, general and administrative	488,543	406,711	81,832	20%
Share-based expense	872,217	863,709	8,508	1%
Professional fees	95,520	70,594	24,926	35%
Depreciation and amortization	97,988	54,160	43,828	81%
	$2,108,807	$1,840,156	$268,651	15%

	Nine months ended September 30,			Percent
	2016	2015	Change	Change
Cost of service revenues	$1,393,445	$673,926	$719,519	107%
Cost of goods sold	112,649	67,786	44,863	66%
Selling, general and administrative	1,300,051	1,027,394	272,657	27%
Share-based expense	1,974,191	4,967,799	(2,993,608)	(60) %
Professional fees	276,706	321,091	(44,385)	(14) %
Depreciation and amortization	292,329	130,038	162,291	125%
	$5,349,371	$7,188,034	$(1,838,663)	(26) %

The increase in cost of service revenues for the three and nine months ended September 30, 2016 compared to 2015, relates primarily to the IPG acquisition.  The changes in cost of goods sold were due primarily to the Chiefton acquisition in September 2015, the relaunch of GC Supply in April 2016, and a write-off of inventory from our wholesale supply business during the three months and nine months ended September 30, 2015, of $27,459 and $54,959, respectively.

Selling, general and administrative expense increased in 2016 due to the IPG and Chiefton acquisitions, and our hiring of individuals from Next Big Crop in July 2015 for our consulting segment.  A reduction in management headcount for IPG in May 2016 resulted in a decrease in management salaries.

Share-based expense included the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Feinsod agreement	$27,504	$143,725	$192,800	$3,606,794
Consulting Awards	103,869	24,196	151,385	41,650
Employee Awards	740,844	695,788	1,574,906	1,319,355
DB Option Agreement warrants	--	--	55,100	--
	$872,217	$863,709	$1,974,191	$4,967,799

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

Depreciation and amortization expense increased due to the amortization of the intangibles from the IPG and Chiefton acquisitions.

Other Expense

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Amortization of debt discount and deferred financing costs	$111,837	$285,090	$327,455	$661,915
Interest expense	5,276,550	166,306	5,381,125	314,011
Loss on extinguishment of debt	1,728,280	--	2,086,280	--
Net (gain) loss on derivative liability	6,032,000	--	6,032,000	(210,634)
	$13,148,667	$451,396	$13,826,860	$765,292

Amortization of debt discount and deferred financing costs are lower in 2016 compared to 2015, due to (a) the settlement of the 12% Convertible Notes in December 2015; (b) the write-off of the deferred financing costs for the Full Circle financing in 2015; and (c) additional borrowings in 2015 under the 10% convertible notes payable, which were fully amortized in April 2016.  Interest expense is higher in 2016 compared to 2015 due to (a) immediately expensing $5,189,000 of the fair value of the derivative warrant liability in September 2016; offset by (b) the settlement of the 12% Convertible Notes in December 2015.  Loss on extinguishment of debt includes (a) $1,715,000 of the fair value of the derivative warrant liability associated with converting a portion of the 10% Notes and 14% Mortgage Note Payable into 12% Notes in September 2016, and (b) in June 2016 expensing warrants issued to extend the maturity date of the 10% Notes from April 2016 to January 2017.  The net loss (gain) on derivative liability relates to (a) in 2016, the change in fair value of the warrants issued with the 12% Notes from September 2016; and (b) in 2015, the Full Circle warrants that generated a derivative liability were fully exercised in May 2015.

Security and Cash Management

We launched this segment with the IPG acquisition on March 26, 2015.

	Three months ended September 30,			Percent
	2016	2015	Change	Change
Revenues	$560,713	$503,703	$57,010	11%
Costs and expenses	(528,916)	(521,099)	(7,817)	2%
	$31,797	$(17,396)	$49,193	N/A

	Nine months ended September 30,			Percent
	2016	2015	Change	Change
Revenues	$1,599,907	$897,807	$702,100	78%
Costs and expenses	(1,604,932)	(929,421)	(675,511)	73%
	$(5,025)	$(31,614)	$26,589	(84) %

Results in 2016 include nine months of activity, whereas 2015 includes only results subsequent to the acquisition of IPG in late March 2015.  During the growth and integration of IPG, expenses increased as we added management positions, which were subsequently eliminated in June 2016, allowing us to return to a nearly break even position.

Marketing and Products

	Three months ended September 30,			Percent
	2016	2015	Change	Change
Revenues	$106,402	$9,494	$96,908	1,021%
Costs and expenses	(164,543)	(28,328)	(136,215)	481%
	$(58,141)	$(18,834)	$(39,307)	209%

	Nine months ended September 30,			Percent
	2016	2015	Change	Change
Revenues	$222,541	$34,861	$187,680	538%
Costs and expenses	(325,640)	(112,919)	(212,721)	188%
	$(103,099)	$(78,058)	$(25,041)	32%

Activity in 2016 was from Chiefton, acquired in late September 2015, and from the relaunch of GC Supply, in April 2016.  Revenues in 2015 were from our wholesale supply business, which decreased to minimal levels by September 2015.  During the three and nine months ended September 30, 2015, we wrote off $27,459 and $54,959, respectively, of inventory from our wholesale supply business.

Consulting and Advisory

	Three months ended September 30,			Percent
	2016	2015	Change	Change
Revenues	$117,700	$52,295	$65,405	125%
Costs and expenses	(162,404)	(63,519)	(98,885)	156%
	$(44,704)	$(11,224)	$(33,480)	298%

	Nine months ended September 30,			Percent
	2016	2015	Change	Change
Revenues	$288,588	$52,295	$236,293	452%
Costs and expenses	(345,967)	(63,519)	(282,448)	445%
	$(57,379)	$(11,224)	$(46,155)	411%

We relaunched our consulting business under the tradename Next Big Crop in July 2015, by hiring two individuals with expertise in the cannabis consulting industry, including obtaining licenses, compliance, cultivation, logistical support, facility design and building services.  Costs and expenses consist primarily of payroll and external consulting fees.  During the three months ended September 30, 2016, we hired four new consultants in anticipation of continued growth in consulting revenue in future periods, which increased expense but has not yet impacted revenue.

Finance and Real Estate

	Three months ended September 30,			Percent
	2016	2015	Change	Change
Revenues	$25,565	$27,825	$(2,260)	(8) %
Costs and expenses	(13,352)	(3,157)	(10,195)	323%
Interest expense	(6,414)	(3,385)	(3,029)	89%
	$5,799	$21,283	$(15,484)	(73) %

	Nine months ended September 30,			Percent
	2016	2015	Change	Change
Revenues	$93,398	$92,413	$985	1%
Costs and expenses	(36,731)	(24,880)	(11,851)	48%
Interest expense	(10,876)	(9,200)	(1,676)	18%
	$45,791	$58,333	$(12,542)	(22) %

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

Liquidity and Capital Resources

We had cash of $1,064,606 and $58,711, respectively, as of September 30, 2016 and December 31, 2015.  Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2016	2015
Net cash used in operating activities	$(1,062,683)	$(1,115,087)
Net cash used in investing activities	(11,615)	(54,960)
Net cash provided by financing activities	2,080,193	1,105,470

Net cash used in operating activities decreased in 2016 by $52,404 compared to 2015, primarily due to our management of working capital and a reduction in discretionary expenses.  Our operations expanded significantly in 2015, with the launch of our Security and Cash Management segment through the acquisition of IPG and Chiefton, as well as the relaunch of our Consulting segment, with the hiring of two employees with expertise in the cannabis industry.  We have also expanded our infrastructure ahead of anticipated revenue growth in all of our segments.  Where possible, we continue to use non-cash equity-based instruments to obtain consulting services and compensate employees.

Net cash used in investing activities relates primarily to renovating The Greenhouse for use as corporate offices and future revenue generating activities through leasing available space.

Net cash provided by financing activities in 2016 and 2015 was from our short-term financing with Infinity Capital, which carries an interest rate of 5%, offset by payments on our Pueblo mortgage.  In 2016, we received cash of $2,500,000 from new debt instruments, and used a portion of the proceeds to retire all of our other long-term debt by paying $912,189.  In 2015, we also issued the 10% Notes for $325,000 and received $87,616 when a third party exercised warrants.

In September 2016, we completed a $3,000,000 private placement pursuant to a promissory note and warrant purchase agreement (the “12% Agreement”) with certain accredited investors, bearing interest at 12%, with interest and principal due September 21, 2018 (each such note, a “12% Note,” and collectively, the “12% Notes”).  Subject to the terms and conditions of the 12% Agreement, each investor was granted fully-vested warrants equal to their note principal times three (the “12% Warrants”), or nine million warrants, with a life of three years.  4.5 million warrants have an exercise price of $0.35 per share and the other 4.5 million warrants have an exercise price of $0.70 per share.  We received $2,450,000 of cash for issuing the 12% Notes.  $300,000 of our 10% Notes and $250,000 of the 14% Mortgage Note Payable were converted into 12% Notes.  The 12% Agreement also had a stipulation that our Line of Credit – Related Party of $1,297,500, as of September 30, 2016, cannot be paid until the 12% Notes are paid off.  We used the proceeds from the 12% Notes to retire all of our other long-term debt, or $912,189.  The remaining proceeds from the 12% Notes of approximately $1,400,000 was available for general working capital purposes and acquisitions.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(14,447,094)	$(1,698,235)	$(16,971,797)	$(6,875,950)
Adjustments:
Share-based expense	872,217	863,709	1,974,191	4,967,799
Depreciation and amortization	97,988	54,160	292,329	130,038
Inventory write-off	--	27,459	--	54,959
Amortization of debt discount and debt financing costs	111,837	285,090	327,455	661,915
Interest expense	5,276,550	166,306	5,381,125	314,011
Loss on extinguishment of debt	1,728,280	--	2,086,280	--
Net (gain) loss on derivative liability	6,032,000	--	6,032,000	(210,634)
Total adjustments	14,118,872	1,396,724	16,093,380	5,918,088
Adjusted EBITDA	$(328,222)	$(301,511)	$(878,417)	$(957,862)

Per share – basic and diluted:
Net loss	$(0.93)	$(0.12)	$(1.11)	$(0.50)
Adjusted EBITDA	(0.02)	(0.02)	(0.06)	(0.07)

Weighted-average shares outstanding:
Net loss	15,495,421	14,399,029	15,270,968	13,847,561
Adjusted EBITDA	15,584,981	13,349,029	15,323,166	13,231,444

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of September 30, 2016.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In July 2016, we reached a legal settlement with former employees for approximately $24,000.

ITEM 1A.  RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required regarding market risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 21, 2016, we issued entered into our $3,000,000 12% Notes, which included (a) 4.500,000 warrants to purchase our common stock, with an exercise price of $0.35 per share and a three year life, and (b) 4,500,000 warrants to purchase our common stock, at an exercise price of $0.70 per share with a three year life.

On September 21, 2016, we issued to a consultant for services rendered, fully-vested warrants to purchase 20,000 shares of our common stock at an exercise price of $1.20 per share with a three year life.

On August 15, 2016, we entered into the 8% Notes for $50,000, which included warrants to purchase 100,000 shares of our common stock at an exercise price of $0.78 per share with a three year life.

On July 1, 2016, we issued to four consultants for services rendered, fully-vested warrants to purchase 35,000 shares of our common stock at an exercise price of $0.90 per share with a five year life.

On June 3, 2016, we issued to our 10% Note holders 659,000 warrants to purchase our common stock, with an exercise price of $1.07 per share and a life of five years, as consideration for extending the due date of the 10% Notes to January 2017.

On April 19, 2016, we issued 400,000 shares of our common stock for the IPG Acquisition.

On April 19, 2016, we issued 80,000 shares of our common stock for the Chiefton Acquisition.

On March 31, 2016, we issued to Infinity Capital warrants to purchase 100,000 shares of our common stock at an exercise price of $0.67 per share with a five year life, in consideration for extending the expiration date of the DB Option Agreement.

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
101

The following financial information from the Quarterly Report on Form 10-Q of General Cannabis Corporation for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORPORATION

Date: November 7, 2016	By:	/s/Robert Frichtel
Robert Frichtel, Principal Executive Officer

	By:	/s/ Shelly Whitson
Shelly Whitson, Principal Financial and Accounting Officer