Form 10-K
period 2016-12-31
GENERAL CANNABIS CORP
filed 2017-03-31
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐   No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2016 was $9,161,047.

As of March 24, 2017, the Registrant had 19,334,921 issued and outstanding shares of common stock.

Documents incorporated by reference:  None.

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

We cannot predict all risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  In light of these risks, uncertainties and assumptions, the events described in forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

CERTAIN TERMS USED IN THIS REPORT

When this Report uses the words “we,” “us,” “our,” “GCC,” and the “Company,” they refer to General Cannabis Corp.

ITEM 1.     BUSINESS.

History

General Cannabis Corp, a Colorado corporation, was incorporated on June 3, 2013.  Our predecessor company, Promap Corporation (“Promap”), a Colorado corporation, was incorporated on November 12, 1987. Promap previously operated an oil and gas mapping business, and most of its sales were to a company controlled by its former chief executive officer. On August 14, 2013, Promap acquired 94% of the issued and outstanding shares of Advanced Cannabis Solutions, Inc. (“ACSI”), a private Colorado corporation, in exchange for 12,400,000 shares of its common stock. Following the acquisition, our core business became the provision of sophisticated services and solutions to the regulated cannabis industry throughout the United States.

On November 9, 2013, Promap acquired the remaining 6% of the share capital of ACSI. On October 1, 2013, Promap changed its name from Promap Corporation to Advanced Cannabis Solutions, Inc. On December 31, 2013, the oil and gas mapping business was sold to our former chief executive officer in consideration of his agreement to assume all liabilities associated with such business. On June 17, 2015, we changed our name from Advanced Cannabis Solutions, Inc. to General Cannabis Corp.

On March 26, 2015, we acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company, doing business as “Iron Protection Group” or “IPG.”  In May 2015, we relaunched our consulting business under the tradename “Next Big Crop” (“NBC”) by hiring individuals with expertise in the cannabis consulting industry.  On September 25, 2015, we acquired substantially all of the assets of Chiefton Supply Co., a Colorado corporation, doing business as “Chiefton.”

Our stock currently is quoted under the symbol “CANN” (OTCQB).

Corporate Structure

We operate through our five wholly-owned subsidiaries: (a) ACS Colorado Corp., a Colorado corporation incorporated in 2013; (b) Advanced Cannabis Solutions Corporation, a Colorado corporation incorporated in 2013; (c) 6565 E. Evans Owner LLC, a Colorado limited liability company formed in 2014; (d) General Cannabis Capital Corporation, a Colorado corporation incorporated in 2015; and (e) GC Security LLC, a Colorado limited liability company formed in 2015. Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, ACS Corp., a Colorado corporation, incorporated in 2013.

Our Products, Services and Customers

We operate in a rapidly evolving and highly regulated industry that, as has been estimated by some, will exceed $30 billion in revenue by the year 2020.  We have been and will continue to be aggressive in executing acquisitions and pursuing other opportunities that we believe will benefit us in the long-term.

Through our reporting segments (Security, Marketing, Operations and Finance), we provide products and services to the regulated cannabis industry, which include the following:

Security and Cash Transportation Services (“Security Segment”)

Iron Protection Group provides advanced security, including on-site professionals, video surveillance and cash transport, to licensed cannabis cultivators and retail shops, under the business name Iron Protection Group.

Marketing Consulting and Apparel (“Marketing Segment”)

Chiefton Design provides design, branding and marketing strategy consulting services to the cannabis industry.  We assist clients in developing a comprehensive marketing strategy, as well as designing and sourcing client-specific apparel and products.

Chiefton’s apparel business, Chiefton Supply, strives to create innovative, unique cannabis-inspired t-shirts, hats, hoodies and accessories.  Our apparel is sold through our on-line shop, our physical store, cannabis retailers, and specialty t-shirt and gift shops.  The apparel sold by Chiefton is purchased and screen printed by third parties, for which there are numerous suppliers.

Operations Consulting and Products (“Operations Segment”)

Through NBC, we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations. Our business plan for NBC is based on the future growth of the regulated cannabis market in the United States.

NBC oversees our wholesale equipment and supply business, operated under the name “GC Supply,” which provides turnkey sourcing and stocking services to cultivation, retail and infused products manufacturing facilities. Our products include infrastructure, equipment, consumables and compliance packaging.  GC Supply operates out of a leased, 1,800 square foot warehouse located in Colorado Springs, Colorado.

Finance and Real Estate (“Finance Segment”)

Real Estate Leasing

We own a cultivation property in a suburb of Pueblo, Colorado, consisting of approximately three acres of land, which currently includes a 5,000 square foot steel building and a parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022.

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

Shared Office Space, Networking and Event Services

In October 2014, we purchased a former retail bank located at 6565 East Evans Avenue, Denver, Colorado 80224, which has been branded as “The Greenhouse”. The building is a 16,056 square foot facility, which we use as our corporate headquarters.

The Greenhouse has approximately 10,000 square feet of existing office space and 5,000 square feet on its ground floor that is dedicated to a consumer banking design. We continue to assess the opportunity to lease shared workspace for entrepreneurs, professionals and others serving the cannabis industry. Clients would be able to lease space to use as offices, meeting rooms, lecture, educational and networking facilities, and individual workstations.  We expect to continue the renovation of The Greenhouse in 2017.

We plan to continue to acquire commercial real estate and lease office space to participants in the cannabis industry. These participants may include media, internet, packaging, lighting, cultivation supplies and financial services-related companies. In exchange for certain services that may be provided to these tenants, we expect to receive rental income in the form of cash. In certain cases, we may acquire equity interests or provide debt capital to these businesses.

Industry Finance

Our industry finance strategy includes evaluating opportunities to make direct term loans or to provide revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products.  These loans would generally be secured to the maximum extent permitted by law.  We believe there is a significant demand for this type of financing.  We are assessing other finance services including customized finance, capital formation and banking, for participants in the cannabis industry.

Competitive Strengths

We believe we possess certain competitive strengths and advantages in the industries in which we operate:

Range of Services. We are able to leverage our breadth of services and resources to deliver comprehensive, integrated solutions to companies in the cannabis industry—from operational, compliance and marketing consulting to products, security and financing services.

Strategic Alliances. We are dedicated to growing through strategic acquisitions, partnerships and agreements that will enable us to enter and expand into new markets. Our strategy is to pursue alliances with potential targets that have the ability to generate positive cash flow, effectively meet customer needs and supply desirable products, services or technologies, among other considerations. We anticipate that strategic alliances will play a significant role as more states pass legislation permitting the cultivation and sale of hemp and cannabis.

Regulatory Compliance. The state laws regulating the cannabis industry are changing at a rapid pace. Currently, there are 28 U.S. states, the District of Columbia and the territories of Guam and Puerto Rico that have created a legislative body to manage the medical cannabis industry. Eight of those states also allow recreational use. In the state of Colorado, where we draw almost all of our revenue, cannabis is heavily regulated. Ensuring that all aspects of our operations are in compliance with all laws, policies, guidance and regulations to which we are subject and providing an opportunity to our customers and allies to use our services in order to ensure that they, too, are in full compliance are both critical components of our business plan.

Industry Knowledge. We continue to create, share and leverage information and experiences with the purpose of creating awareness and identifying opportunities to increase shareholder value. Our management team has business expertise, extensive knowledge of the cannabis industry and closely monitors changes in legislation. We work with partners who enhance the breadth of our industry knowledge.

Lending Capabilities. In February 2014, the Treasury Department issued guidelines for financial institutions dealing with cannabis-related businesses, (see “Government and Industry Regulation—FinCEN”).  Nevertheless, many banks and traditional financial institutions refuse to provide financial services to cannabis-related businesses. We plan to provide finance and leasing solutions to market participants using the FinCEN guidelines as a primary guide for compliance with federal law.

Market Conditions

Our target markets are those where states have legalized the production and use of cannabis. Historically, the majority of our revenues have come from the state of Colorado. In Colorado, the cannabis market was expanded in January 2014 to permit “recreational use.” Generally, this means adults over the age of twenty-one, including visitors from other states, can purchase cannabis from licensed retailers, subject to certain daily limits. According to published reports, Colorado’s cannabis industry reported estimated wholesale and retail sales during calendar years 2016 and 2015 of $1,313 million and $996 million, respectively.

Most recently, voters in California, Nevada, Maine and Massachusetts approved ballot measures to legalize cannabis for adult recreational use, bringing the total number of states with legalized recreational cannabis use to eight, in addition to the District of Columbia.

As of December 31, 2016, 28 U.S. states, the District of Columbia and the territories of Guam and Puerto Rico have legalized the use of cannabis for medical use in some form, including five states in 2016 alone. It may take multiple years for a state to establish regulations and for cannabis businesses to begin generating revenue from operations, so the impact of new states legalizing the medical use of cannabis may begin to be realized in 2018 and 2019.

Continued development of the regulated cannabis industry depends on continued legislative authorization at the state level. Progress, while encouraging, is not assured and any number of factors could slow or halt progress in the cannabis industry.

Competition

Overall, we believe we have a competitive advantage by providing a range of goods and services to the cannabis industry. This allows us to provide integrated solutions to our customers, as well as sell additional goods and services to customers of a single segment. There is no aspect of our business, however, that is protected by patents or copyrights. As a result, our competitors could duplicate our business model with little effort.

Security and Cash Transportation Services. IPG faces competition from national security and cash transportation firms, as well as local agencies that provide general or cannabis-specific security services. We endeavor to establish a competitive advantage through our hiring practices, training and supervision to ensure we provide qualified, reliable service. The market for these services, however, is driven primarily by pricing.

Marketing Consulting and Apparel. Our apparel line competes with local and national cannabis-oriented clothing sellers, as well as non-cannabis-related clothing. Our marketing services compete with local and national marketing agencies, which may or may not have a focus in the cannabis industry.

Operations Consulting and Products. There are a limited number of competitors that provide the full range of services that NBC delivers. However, each individual service we provide has competition from experts in individual, specific fields. For example, attorneys may assist with license procurement and compliance. There are numerous firms that specialize in traditional greenhouse and cultivation consulting, as well as companies that provide operations services. As the cannabis industry grows, these competitors may develop further expertise and expand their focus on the cannabis industry.

Finance and Real Estate. In February 2014, the Treasury Department issued guidelines for financial institutions dealing with cannabis-related businesses, (see “—Government and Industry Regulation—FinCEN”). Many banks and traditional financial institutions refuse to provide financial services to cannabis-related business. We plan to provide finance and leasing solutions to market participants using the FinCEN guidelines as a primary guide for compliance with federal law. However, with the growth of the cannabis industry, there has been growth in alternative financing and banking resources. Many of these alternative sources have more capital and resources than we have.

Government and Industry Regulation

Cannabis is currently a Schedule I controlled substance under the CSA and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in Colorado with respect to cannabis, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

Notwithstanding the CSA, as of the date of this filing, 28 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington have approved ballot measures to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA (see “—The Cole Memo”). In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations (see “—FinCEN”).

Additional existing and pending legislation provides, or seeks to provide, protection to persons acting in violation of federal law but in compliance with state laws regarding cannabis. The Rohrabacher-Farr Amendment to the Commerce, Justice, Science and Related Agencies Appropriations Bill, which funds the DOJ, prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. The Rohrabacher-Farr Amendment is effective through April 28, 2017, but as an amendment to an appropriations bill, it must be renewed annually. The Compassionate Access Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) has been introduced in the U.S. Senate, which proposes to reclassify cannabis under the CSA to Schedule II, thereby changing the plant from a federally criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

However, as of the date of this filing, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 has been enacted, the Rohrabacher-Farr Amendment has not yet been renewed beyond April 28, 2017, and the new administration under President Trump has not yet indicated whether it will change the previously stated policy of low-priority enforcement of federal laws related to cannabis set forth in the Cole Memo or the FinCEN Guidelines. The Trump administration could change this policy and decide to strongly enforce the federal laws applicable to cannabis. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement policies of the federal government. However, as of the date of this filing, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. As a result of our providing ancillary products and services to state-approved cannabis cultivators and dispensary facilities, we could be deemed to be aiding and abetting illegal activities, a violation of federal law.

Absent any future changes in cannabis-related policies under the Trump administration, we intend to remain within the guidelines outlined in the Cole Memo (see “—The Cole Memo”) and the FinCEN Guidelines (see “—FinCEN”), where applicable; however, we cannot provide assurance that we are in full compliance with the Cole Memo, the FinCEN Guidelines or any applicable federal laws or regulations.

The Cole Memo

Because of the discrepancy between the laws in some states, which permit the distribution and sale of medical and recreational cannabis, from federal law that prohibits any such activities, DOJ Deputy Attorney General James M. Cole issued the Cole Memo concerning cannabis enforcement under the CSA. The Cole Memo guidance applies to all of the DOJ’s federal enforcement activity, including civil enforcement and criminal investigations and prosecutions, concerning cannabis in all states.

The Cole Memo reiterates Congress’s determination that cannabis is a dangerous drug and that the illegal distribution and sale of cannabis is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo notes that the DOJ is committed to enforcement of the CSA consistent with those determinations. It also notes that the DOJ is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provides guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Enforcement Priorities”) in preventing:

•

the distribution of cannabis to minors;

•

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

•

the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

•

cannabis possession or use on federal property.

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in and ensure that our activities do not interfere with any of the Enforcement Priorities set forth in the Cole Memo.

FinCEN

FinCEN provided guidance regarding how financial institutions can provide services to cannabis-related businesses consistent with their BSA obligations. For purposes of the FinCEN guidelines, a “financial institution” includes any person doing business in one or more of the following capacities:

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

As part of its customer due diligence, a financial institution should consider whether a cannabis-related business implicates one of the Cole Memo Enforcement Priorities or violates state law. This is a particularly important factor for a financial institution to consider when assessing the risk of providing financial services to a cannabis-related business. Considering this factor also enables the financial institution to provide information in BSA reports pertinent to law enforcement’s priorities. A financial institution that decides to provide financial services to a cannabis-related business would be required to file suspicious activity reports.

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

Moreover, since the use of cannabis is illegal under federal law, we may have difficulty acquiring or maintaining bank accounts and insurance, and our stockholders may find it difficult to deposit their stock with brokerage firms.

Licensing and Local Regulations

Where applicable, we will apply for state licenses that are necessary to conduct our business in compliance with local laws. Our subsidiary, ACS Corp., has been registered with Colorado’s Marijuana Enforcement Division (the “MED”) as an approved vendor since September 8, 2014. GCS, another subsidiary, has been registered as a MED approved vendor since March 11, 2015.

Local laws at the city, county and municipal level add an additional layer of complexity to legalized cannabis. Despite a state’s adoption of legislation legalizing cannabis, cities, counties and municipalities within the state may have the ability to otherwise restrict cannabis activities, including but not limited to cultivation, retail or consumption.

Zoning sets forth the approved use of land in any given city, county or municipality. Zoning is set by local governments or local voter referendum, and may otherwise be restricted by state laws.  For example, under certain state laws a seller of liquor may not be allowed to operate within 1,000 feet of a school. There may be similar restrictions imposed on cannabis operators, which will restrict where cannabis operations may be located and the manner and size to which they can grow and operate. Zoning can be subject to change or withdrawal, and properties can be re-zoned. The zoning of our properties will have a direct impact on our business operations.

Employees

As of December 31, 2016, we had 23 full time salaried employees and 68 hourly employees.

Corporate Contact Information

Our principal executive offices are located at 6565 E. Evans Avenue, Denver, Colorado 80224; Telephone No.: (303) 759-1300. Our website is http://www.generalcann.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Available Information

The public may read and copy any materials we file with the SEC, including our annual reports, quarterly reports, current reports, proxy statements, information statements and other information, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. eastern.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A.     RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Form 10-K, including our consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face, but include the most significant factors currently known by us that make investing in our common stock speculative or risky. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business and Industry

We have a limited operating history in an evolving industry, which makes it difficult to accurately assess our future growth prospects.

Although we believe our management team has extensive knowledge of the cannabis industry and closely monitors changes in legislation, we also operate in an evolving industry that may not develop as expected. Furthermore, our operations continue to evolve under our business plan as we continually assess new strategic opportunities for our business within our industry. Assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in our industry can be affected by a wide variety of factors including:

•

Competition from other similar companies;

•

Regulatory limitations on the products we can offer and markets we can serve;

•

Other changes in the regulation of medical and recreational cannabis use;

•

Changes in underlying consumer behavior, which may affect the business of our customers;

•

Our ability to access adequate financing on reasonable terms and our ability to raise additional capital in order to fund our operations;

•

Challenges with new products, services and markets; and

•

Fluctuations in the credit markets and demand for credit.

We may not be able to successfully address these factors, which could negatively impact our growth, harm our business and cause our operating results to be worse than expected.

We have a history of losses and may not achieve profitability in the future.

We generated net losses of $8.8 million in the year ended December 31, 2015 and $32.8 million for the year ended December 31, 2016. As of December 31, 2016, we had an accumulated deficit of $49.2 million. We will need to generate and sustain increased revenues in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase any such level of profitability.

As we grow, we expect to continue to expend substantial financial and other resources on:

•

personnel, including significant increases to the total compensation we pay our employees as we grow our employee headcount;

•

expenses relating to increased marketing efforts;

•

strategic acquisitions of businesses and real estate; and

•

general administration, including legal, accounting and other compliance expenses related to being a public company.

These expenditures are expected to increase and may adversely affect our ability to achieve and sustain profitability as we grow. Our efforts to grow our business may also be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur losses in the future for a number of reasons, including the other risks described in this Form 10-K, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

Cannabis remains illegal under federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

We operate in the cannabis industry, which is dependent on state laws and regulations pertaining to such industry; however, under federal law, cannabis remains illegal.

The United States federal government regulates drugs through the Controlled Substances Act (the “CSA”), which places controlled substances, including cannabis, on one of five schedules. Cannabis is currently classified as a Schedule I controlled substance, which is viewed as having a high potential for abuse and having no currently accepted medical use in treatment in the United States. No prescriptions may be written for Schedule I substances, and such substances are subject to production quotas imposed by the United States Drug Enforcement Administration (the “DEA”). Because of this, doctors may not prescribe cannabis for medical use under federal law, although they can recommend its use under the First Amendment.

Currently, 28 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow the use of medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington have approved ballot measures to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level. Because cannabis is a Schedule I controlled substance, however, the development of a legal cannabis industry under the laws of these states is in conflict with the CSA, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA (see “Business—Government and Industry Regulation—The Cole Memo”). In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations (see “Business—Government and Industry Regulation—FinCEN”).

In 2014, the United States House of Representatives passed an amendment (the “Rohrabacher-Farr Amendment”) to the Commerce, Justice, Science, and Related Agencies Appropriations Bill, which funds the United States Department of Justice (the “DOJ”). The Rohrabacher-Farr Amendment prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. In August 2016, a 9th Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Farr Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

Although these developments have been met with a certain amount of optimism in the cannabis industry, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted. In addition, the Rohrabacher-Farr Amendment, being an amendment to an appropriations bill that must be renewed annually, has not been renewed beyond April 28, 2017. Furthermore, the ruling in United States v. McIntosh is only applicable in the 9th Circuit, which does not include Colorado, the state where we currently primarily operate. The new administration under President Trump has not yet indicated whether it will change the previously stated policy of low-priority enforcement of federal laws related to cannabis set forth in the Cole Memo or FinCEN Guidelines. The Trump administration could change this policy and decide to strongly enforce the federal laws applicable to cannabis. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement policies of the federal government. However, as of the date of this filing, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. As a result of our providing ancillary products and services to state-approved cannabis cultivators and dispensary facilities, we could be deemed to be aiding and abetting illegal activities, a violation of federal law.

Additionally, as we are always assessing potential strategic acquisitions of new businesses, we may in the future also pursue opportunities that include growing and distributing medical or recreational cannabis, should we determine that such activities are in the best interest of the Company and our stockholders. Any such pursuit would involve additional risks with respect to the regulation of cannabis.

Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

Continued development of the cannabis industry is dependent upon continued legislative legalization of cannabis at the state level, and a number of factors could slow or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, or its sale and distribution, or the re-criminalization or restriction of cannabis at the state level could negatively impact our business. Additionally, changes in applicable state and local laws or regulations could restrict the products and services we offer or impose additional compliance costs on us or our customers and tenants. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be materially adverse to our business.

The cannabis industry faces significant opposition, and any negative trends will adversely affect our business operations.

We are substantially dependent on the continued market acceptance, and the proliferation of consumers, of medical and recreational cannabis. We believe that with further legalization, cannabis will become more accepted, resulting in a growth in consumer demand. However, we cannot predict the future growth rate or future market potential, and any negative outlook on the cannabis industry may adversely affect our business operations.

Large, well-funded business sectors may have strong economic reasons to oppose the development of the cannabis industry. For example, medical cannabis may adversely impact the existing market for the current “cannabis pill” sold by mainstream pharmaceutical companies. Should cannabis displace other drugs or products, the medical cannabis industry could face a material threat from the pharmaceutical industry, which is well-funded and possesses a strong and experienced lobby. Any inroads the pharmaceutical, or any other potentially displaced, industry or sector could make in halting or impeding the cannabis industry could have a detrimental impact on our business.

If we are unable to obtain capital, we may not be able to pay our debt obligations as they become due, and there is substantial doubt about our ability to continue as a going concern.

We do not anticipate generating sufficient cash flows from operations to retire our debt obligations and may not be able to raise sufficient capital from (a) the exercise of warrants and options for our common stock, (b) sale of our common stock, or (c) issuing additional long-term debt.  Our failure to obtain additional capital and retire our debt obligations would negatively impact our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern, which means we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. As noted above, we have a history of net loss resulting in an accumulated deficit of $49.2 million, as of December 31, 2016, and further losses are anticipated in the development of our business.

Our ability to continue as a going concern is dependent upon our becoming profitable in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. However, there can be no assurance that we will be successful in achieving these objectives.

We operate in a highly competitive industry.

The markets for ancillary businesses in the medical marijuana and recreational marijuana industries are competitive and evolving. There is no material aspect of our business that is protected by patents, copyrights, trademarks, or trade names, and we face strong competition from larger companies that may offer similar products and services to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger client bases than us, and there can be no assurance that we will be able to successfully compete against these or other competitors.

Given the rapid changes affecting the global, national, and regional economies generally and the medical marijuana and recreational marijuana industries, in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to keep pace with any changes in our markets, particularly, legal and regulatory changes. Our success will also depend on our ability to respond to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition and results of operations.

We may be unable to obtain capital to execute our business plan.

Our business plan involves the acquisition of real estate properties to be leased to participants in the cannabis industry, as well as the general expansion of our business within and outside of Colorado. In order to execute on our business plan, we will need additional capital. However, there can be no assurance that we will be able to obtain financing on agreeable terms, if at all, and any future sale of our equity securities will dilute the ownership of our existing stockholders and could be at prices substantially below the price of the shares of common stock sold in the past. If we are unable to obtain the necessary capital, we may need to delay the implementation of or curtail our business plan.

We face risks associated with strategic acquisitions.

As an important part of our business strategy, we strategically acquire businesses and real property, some of which may be material. These acquisitions involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our results of operations:

•

The applicable restrictions on cannabis industry and its participants limit the number of available suitable businesses and real properties that we can acquire;

•

Any acquired business or real property could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable;

•

We may incur or assume significant debt in connection with our acquisitions;

•

Acquisitions could cause our results of operations to differ from our own or the investment community’s expectations in any given period, or over the long term; and

•

Acquisitions could create demands on our management that we may be unable to effectively address, or for which we may incur additional costs.

Additionally, following any business acquisition, we could experience difficulty in integrating personnel, operations, financial and other systems, and in retaining key employees and customers.

We may record goodwill and other intangible assets on our consolidated balance sheet in connection with our acquisitions. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets, which could materially impact our results of operations.

Our future success depends on our ability to grow and expand our customer base and operational territory.

Our success and the planned growth and expansion of our business depend on our products and services achieving greater and broader acceptance, resulting in a larger customer base, and on the expansion of our operations into new markets. However, there can be no assurance that customers will purchase our products and/or services, or that we will be able to continually expand our customer base. Additionally, if we are unable to effectively market or expand our product and/or service offerings, we will be unable to grow and expand our business or implement our business strategy.

Operating in new markets may expose us to new operational, regulatory or legal risks and subject us to increased compliance costs. We may need to modify our existing business model and cost structure to comply with local regulatory or other requirements. Facilities we open in new markets may take longer to reach expected revenue and profit levels on a consistent basis, may have higher construction, occupancy or operating costs, and may present different competitive conditions, consumer preferences and spending patterns than we anticipate.

Any of the above could materially impair our ability to increase sales and revenue.

Our existing and potential customers, clients and tenants have difficulty accessing the service of banks, which may make it difficult for them to operate.

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed cannabis businesses. A memorandum issued by the Justice Department to federal prosecutors reiterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. FinCEN issued guidelines to banks noting that it is possible to provide financial services to state-licensed cannabis businesses and still be in compliance with federal anti-money laundering laws. The guidance, however, falls short of the explicit legal authorization that banking industry officials had requested the government provide, and, to date, it is not clear if any banks have relied on the guidance to take on legal cannabis companies as clients. The aforementioned policy can be changed, including in connection with a change in presidential administration, and any policy reversal and or retraction could result in legal cannabis businesses losing access to the banking industry.

Because the use, sale and distribution of cannabis remains illegal under federal law, many banks will not accept deposits from or provide other bank services to businesses involved with cannabis. The inability to open bank accounts may make it difficult for our existing and potential customers, clients and tenants to operate and may make it difficult for them to contract with us.

Conditions in the economy, the markets we serve and the financial markets generally may adversely affect our business and results of operations.

Our business is sensitive to general economic conditions. Slower economic growth, volatility in the credit markets, high levels of unemployment, and other challenges that affect the economy adversely could affect us and our customers and suppliers. If growth in the economy or in any of the markets we serve slows for a significant period, if there is a significant deterioration in the economy or such markets or if improvements in the economy do not benefit the markets we serve, our business and results of operations could be adversely affected.

We depend on our management, certain key personnel and board of directors, as well as our ability to attract, retain and motivate qualified personnel.

Our future success depends largely upon the experience, skill, and contacts of our officers and directors, and the loss of the services of these officers or directors, particularly our chief executive officer and chairman of our board of directors, may have a material adverse effect upon our business. Additionally, our revenues are largely driven by several employees with particular expertise in cannabis-related security, marketing and operations. If one of these key employees were to leave, it would negatively impact our short and long-term results from operations. Shortages in qualified personnel could also limit our ability to successfully implement our growth plan. As we grow, we will need to attract and retain highly skilled experts in the cannabis industry, as well as managerial, sales and marketing, security and finance personnel. There can be no assurance, however, that we will be able to attract and retain such personnel.

Our reputation and ability to do business may be negatively impacted by the improper conduct by our business partners, employees or agents.

We depend on third party suppliers to produce and timely ship our orders. Products purchased from our suppliers are resold to our customers. These suppliers could fail to produce products to our specifications or quality standards and may not deliver units on a timely basis. Any changes in our suppliers to resolve production issues could disrupt our ability to fulfill orders. Any changes in our suppliers to resolve production issues could also disrupt our business due to delays in finding new suppliers.

Furthermore, we cannot provide assurance that our internal controls and compliance systems will always protects us from acts committed by our employees, agents or business partners in violation of U.S. federal or state laws. Any improper acts or allegations could damage our reputation and subject us to civil or criminal investigations and related shareholder lawsuits, could lead to substantial civil and criminal monetary and non-monetary penalties, and could cause us to incur significant legal and investigatory fees.

We may be required to recognize impairment charges that could materially affect our results of operations.

We assess our goodwill and other intangible assets, and our other long-lived assets as and when required by accounting principles generally accepted in the United States (“GAAP”) to determine whether they are impaired. If they are impaired, we would record appropriate impairment charges. It is possible that we may be required to record significant impairment charges in the future and, if we do so, our results of operations could be materially adversely affected.

Changes in accounting standards could affect our reported financial results.

Our management uses significant judgment, estimates and assumptions in applying GAAP. New accounting standards that may be applicable to our financial statements, or changes in the interpretation of existing standards, could have a significant effect on our reported results of operations for the affected periods.

Risks Related to the Securities Markets and Ownership of Our Common Stock

The price of our common stock is volatile, and the value of your investment could decline.

The market price of our common stock has been highly volatile. Between January 1, 2015, and December 31, 2016, the closing price of our stock has ranged from a low of $0.33 per share to a high of $8.37 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•

regulatory developments at the federal, state or local level;

•

announcements of new products, services, relationships with strategic partners, acquisitions or other events by us or our competitors;

•

changes in general economic conditions;

•

price and volume fluctuations in the overall stock market from time to time;

•

significant volatility in the market price and trading volume of similar companies in our industry;

•

fluctuations in the trading volume of our shares or the size of our public float;

•

actual or anticipated changes in our operating results or fluctuations in our operating results;

•

major catastrophic events;

•

sales of large blocks of our stock; or

•

departures of key personnel.

In addition, if the market for cannabis company stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price continues to be volatile, we may become the target of securities litigation, which could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, operating results and financial condition.

We do not intend to pay dividends for the foreseeable future.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on our earnings and financial condition, as well as on other business and economic factors affecting our business, as our board of directors may consider relevant. Our current intention in the foreseeable future is to apply net earnings, if any, to increasing our capital base and our development and marketing efforts. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our common stock and, in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases compared to the price at which you purchased our common stock.

Our common stock is subject to SEC rules applicable to penny stocks, which may make it difficult to resell your shares.

Broker-dealers are generally prohibited from effecting transactions in “penny stocks” unless they comply with the requirements of Section 15(h) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules promulgated thereunder. These rules apply to the stock of companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share or who do not meet certain other financial requirements specified by the Securities and Exchange Commission (the “SEC”). Trades in our common stock are subject to these rules, which include Rule 15g-9 under the Exchange Act, which imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale.

The penny stock rules also require a broker/dealer, prior to effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. A broker/dealer also must provide the customer with current bid and offer quotations for the relevant penny stock and information on the compensation of the broker/dealer and its salesperson in the transaction. A broker/dealer must also provide monthly account statements showing the market value of each penny stock held in a customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

These rules may discourage or restrict the ability of brokers/dealers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

Our stockholders may experience significant dilution.

We have a significant number of warrants and options to purchase our common stock outstanding, the exercise of which would be dilutive to stockholders. In certain instances, the exercise prices are subject to adjustment if we issue or sell shares of our common stock or equity-based instruments at a price per share less than the exercise price then in effect. In such case, both the issuance and the adjustment would be dilutive to stockholders.

We may from time to time finance our future operations or acquisitions through the issuance of equity securities, which securities may also have rights and preferences senior to the rights and preferences of our common stock. We may also grant options to purchase shares of our common stock to our directors, employees and consultants, the exercise of which would also result in dilution to our stockholders.

We may face continuing challenges in complying with the Sarbanes-Oxley Act, and any failure to comply or any adverse result from management’s evaluation of our internal control over financial reporting may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. The report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that our internal controls and procedures as of December 31, 2016 were not effective to detect the inappropriate application of U.S. GAAP rules. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls, and management considers such deficiencies to be material weaknesses. As of the end of our last fiscal year, management had identified the following material weaknesses:

•

we had not performed a risk assessment and mapped our processes to control objectives;

•

we had not implemented comprehensive entity-level internal controls;

•

we had not implemented adequate system and manual controls; and

•

we did not have sufficient segregation of duties.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we will be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES

As of the date of this Report, we owned the following properties:

Property Name	Location	Description
Pueblo West Property	152 Industrial Blvd. Pueblo West, CO 81007

Located in a suburb of Pueblo, Colorado, the property consists of approximately three acres of land, which includes a 5,000 square-foot steel building, and parking lot. This property is currently used by our Finance Segment.  The property is zoned for cultivating cannabis and is leased to a medical cannabis cultivator until December 31, 2022. This property is collateral for the $3,000,000 aggregate principal amount of 12% notes due September 21, 2018 (the “12% Notes”) and the $1,370,126 note to Infinity Capital due September 21, 2018 (the “Infinity Note”).

The Greenhouse	6565 E. Evans Ave. Denver, CO 80224

Currently used as our corporate headquarters, we plan to continue renovations in 2017 to create a multi-tenant office building that will, among other things, provide shared workspace environment purely dedicated to participants serving the cannabis industry to drive revenue in our Finance Segment. This property is collateral for the 12% Notes and Infinity Note.

Colorado Springs Warehouse	2884 Delta Drive Colorado Springs 80910

We lease approximately 1,800 square feet of space for GC Supply for use in our Operations Segment.  The lease is for approximately $1,100 per month and expires on April 30, 2017.  We do not intend to renew the lease.

ITEM 3.     LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business..

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On April 28, 2015, our common stock was uplisted and on May 6, 2015, resumed quotation on the OTC Market’s OTCQB.  Quotation of our stock on the OTC Bulletin Board began on August 15, 2013. Trading was suspended on March 28, 2014, due to a suspension of trading order issued by the SEC. From April 10, 2014 to April 27, 2015, our common stock was traded under the symbol “CANN” on an unsolicited basis in the grey market.

The following table sets forth the high and low sales prices as reported on the OTCQB, when available.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter ended	High	Low
December 31, 2016	$4.86	$2.03
September 30, 2016	2.06	0.68
June 30, 2016	1.95	0.50
March 31, 2016	0.82	0.33
December 31, 2015	1.20	0.40
September 30, 2015	2.04	0.75
June 30, 2015	4.23	2.00
March 31, 2015	8.37	1.01

Holders

As of March 24, 2017, we have approximately 58 holders of record of our common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. In addition, our Articles of Incorporation authorize the Board to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to stockholders, generally, and will have the effect of limiting stockholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

Dividend Policy

Holders of our common stock are entitled to receive dividends as may be declared by the Board. The Board is not restricted from paying any dividends, but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will be paid in the near future. We currently intend to retain any future earnings to finance future growth. Any future determination to pay dividends will be at the discretion of the Board and will depend on our financial condition, results of operations, capital requirements and other factors the Board considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2016:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	8,975,900	$ 1.06	871,100
Equity compensation plans not approved by security holders	–	–	–
Total	8,975,900	$ 1.06	871,100

On October 29, 2014, the Board authorized the adoption of our 2014 Equity Incentive Plan (the “Incentive Plan”), which is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the Incentive Plan with ours and our stockholders. The Incentive Plan provides that up to 10 million shares of our common stock may be issued under the plan.  On June 26, 2015, our stockholders ratified the Incentive Plan.  Forfeited or expired issuances are returned to the shares that may be issued under the plan.  As of December 31, 2016, 153,000 stock options issued under the Incentive Plan have been exercised.

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

We made the following sales of common stock and warrants to purchase shares of our common stock in private offerings to accredited investors during the three months ended December 31, 2016:

On August 25, 2016, we issued 150,000 shares of our common stock in accordance with an agreement with Michael Feinsod in consideration for him serving as Executive Chairman of the Board and as a member of the Board and pursuant to the terms of the Executive Board and Director Agreement (the “Feinsod Agreement”) (for additional details, see “Item 11. Executive Compensation—Compensation of Directors”).

ITEM 6.     SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year.  This discussion should be read in conjunction with the Consolidated Financial Statements and related notes in Item 8 of this Report.

Cautionary Statement Regarding Forward-looking Statements

Our MD&A contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial condition.  All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.  If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date of this Report is filed.

Plan of Operations

We operate in a rapidly evolving and highly regulated industry that, as has been estimated by some, will exceed $30 billion in U.S. sales by the year 2020.  We have been and will continue to be aggressive in executing acquisitions and other opportunities that we believe will benefit us in the long term.  We plan to leverage our breadth of services and resources to deliver a comprehensive, integrated solution to companies in the cannabis industry – from operational and compliance consulting to security and marketing to financing needs.

Security and Cash Transportation Services – We intend to continue to expand the workforce of Iron Protection Group and grow our customer base in Colorado.  We are also solidifying our infrastructure, developing processes to make the business scalable and exploring opportunities in other states.  We expect we will expand into at least one other state in 2017.

Marketing Consulting and Apparel – Chiefton Supply designs, distributes and sells apparel featuring graphic designs through third-party retail shops, primarily in Colorado, and online at www.chieftonsupply.com.  In January 2016, Chiefton Design began providing high-level design, branding and marketing strategy consulting services to the cannabis industry and launched its website, www.chieftondesign.com.  Chiefton also designs and sources client-specific apparel and products.  Our plan is for Chiefton Design and Chiefton Supply to continue to expand into other states.  Recently, Chiefton Design has successfully teamed with NBC to deliver both marketing and operations consulting.

Operations Consulting and Products – NBC provides consulting services to individuals and businesses in the cannabis industry regarding obtaining licenses, regulatory compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.  With industry expertise developed serving clients in California, Colorado, Hawaii, Maryland, Nevada and Pennsylvania, NBC is now working with potential new businesses in states that legalized marijuana in the November 2016 elections.

Finance and Real Estate – The revenue for this segment currently derives primarily from leasing property we own to a licensed medical cannabis grower. In October 2014, we purchased The Greenhouse and have been renovating the space and establishing our corporate offices and infrastructure; however, we have yet to maximize the use of this building as shared workspace.  We expect to continue the renovation of The Greenhouse.

Additionally, in November 2015, we obtained an option to acquire an equity and debt interest in a company that is an industry leader in the production and distribution of a full line of medical cannabis elixirs and edible products in Arizona. We have not exercised, and are under no obligation to exercise, this option, which expires September 30, 2018.  In November 2016, we made a short-term loan to this company.

We continue to evaluate opportunities to invest in real estate or to provide financing to companies in the cannabis industry.

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

We had an accumulated deficit of $49,227,055 as of December 31, 2016, and further losses are anticipated in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of Operations

The following tables set forth, for the periods indicated, statements of income data.  The tables and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto appearing in Item 8 in this Report.

Consolidated Results

	Year ended December 31,			Percent
	2016	2015	Change	Change
Revenues	$2,981,982	$1,762,978	$1,219,004	69%
Costs and expenses	(10,038,790)	(9,006,389)	(1,032,401)	11%
Other expense	(25,742,869)	(1,542,866)	(24,200,003)	1,569%
Net loss	$(32,799,677)	$(8,786,277)	$(24,013,400)	273%

Revenues

Revenues increased primarily due to generating a full year of revenue from IPG, NBC and Chiefton during the year ended December 31, 2016, compared to nine months, seven months and three months, respectively, during the year ended December 31, 2015.

Costs and expenses

	Year ended December 31,			Percent
	2016	2015	Change	Change
Cost of service revenues	$1,916,526	$1,307,821	$608,705	47%
Cost of goods sold	76,978	115,208	(38,230)	(33)%
Selling, general and administrative	2,040,532	1,433,359	607,173	42%
Share-based compensation	3,752,312	5,418,672	(1,666,360)	(31)%
Professional fees	513,985	448,501	65,484	15%
Depreciation and amortization	394,215	282,828	111,387	39%
Impairment of assets	1,344,242	–	1,344,242	N/A
	$10,038,790	$9,006,389	$1,032,401	11%

The cost of service revenues increase in 2016 compared to 2015, relates primarily to incurring a full year of expense for IPG in 2016 compared to nine months in 2015.  The changes in cost of goods sold were due primarily to the Chiefton acquisition in September 2015, the relaunch of GC Supply in April 2016, and a write-off of inventory from our wholesale supply business in 2015 of $75,048.

Selling, general and administrative expense increased in 2016 compared to 2015, due primarily to incurring a full year of expense for IPG, NBC and Chiefton during the year ended December 31, 2016, compared to nine months, seven months and three months, respectively, during the year ended December 31, 2015.

Share-based compensation included the following:

	Year ended December 31,			Percent
	2016	2015	Change	Change
Feinsod Agreement - accrual	$192,800	$3,690,351	$(3,497,551)	(95)%
Consulting agreements	157,153	95,930	61,223	64%
Employee awards	3,347,259	1,632,391	1,714,868	105%
DB Option Agreement warrants	55,100	–	55,100	N/A
	$3,752,312	$5,418,672	$(1,666,360)	(31)%

On August 4, 2014, pursuant to an agreement with Michael Feinsod, our Board of Directors appointed Feinsod Chairman of the Board and approved a compensatory agreement with Infinity Capital, LLC (“Infinity Capital”), an investment management company founded and controlled by him.  Under the agreement, we issued 200,000 shares of our common stock in 2014 and committed to issuing an additional 150,000 shares in 2015 and 150,000 shares in 2016.  The 200,000 shares were expensed immediately, while the additional shares are being expensed ratably through their issue date.  Additionally, when our common stock was uplisted to the OTC Market’s OTCQB in May 2015, we issued 1,000,000 shares of our common stock to Infinity Capital and recorded expense of $2,966,500.  Employee awards are issued under our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015.  In March 2016, we extended the DB Option Agreement and issued 100,000 warrants for our common stock to Infinity Capital.

Professional fees consist primarily of accounting and legal expenses.  Legal fees are typically incurred for filing registration statements, acquisitions and other corporate matters.  Accounting fees are incurred for outsourced accounting services, annual audits and quarterly reviews.  Professional fees generally fluctuate depending on the timing of the delivery of service.

Depreciation and amortization expense increased due to the amortization of the intangibles from the IPG and Chiefton acquisitions.  Impairment expense represents the impairment of the intangible assets and goodwill related to IPG.

Other Expense

	Year ended December 31,			Percent
	2016	2015	Change	Change
Amortization of debt discount and deferred financing costs	$812,505	$1,452,831	$(640,326)	(44)%
Interest expense	5,476,084	300,669	5,175,415	1,721%
Loss on extinguishment of debt	2,170,280	–	2,170,280	N/A
Net loss (gain) on derivative liability	17,284,000	(210,634)	17,494,634	N/A
	$25,742,869	$1,542,866	$24,200,003	1,569%

Amortization of debt discount and deferred financing costs are lower in 2016 compared to 2015, due to (a) the settlement of the 12% Convertible Notes in December 2015; (b) the write-off of the deferred financing costs for the financing with Full Circle Capital Corporation in 2015; and (c) additional borrowings in 2015 under the 10% convertible notes payable, which were fully amortized in April 2016.  Interest expense is higher in 2016 compared to 2015 due to (a) immediately expensing $5,189,000 of the fair value of the derivative warrant liability in September 2016; offset by (b) the settlement of the 12% Convertible Notes in December 2015.  Loss on extinguishment of debt includes (a) $1,715,000 of the fair value of the derivative warrant liability associated with converting a portion of the 10% Notes and 14% Mortgage Note Payable into 12% Notes in September 2016, and (b) in June 2016 expensing warrants issued to extend the maturity date of the 10% Notes from April 2016 to January 2017.  The net loss (gain) on derivative liability relates to (a) in 2016, the change in fair value of the warrants issued with the 12% Notes from September 2016; and (b) in 2015, the Full Circle warrants that generated a derivative liability were fully exercised in May 2015.

Security and Cash Transportation Services

We launched our Security Segment with the IPG acquisition on March 26, 2015.

	Year ended December 31, 2016	March 26, 2015 through December 31, 2015	Change	Percent Change
Revenues	$2,232,915	$1,490,832	$742,083	50%
Costs and expenses	(2,253,194)	(1,611,201)	(641,993)	40%
	$(20,279)	$(120,369)	$100,090	(83)%

The changes in 2016 compared to 2015 are due to (a) a full year of operations in 2016 compared to nine months in 2015 and (b) organic growth in revenue and the related cost of providing services.

Marketing Consulting and Apparel

	Year ended December 31,			Percent
	2016	2015	Change	Change
Revenues	$188,594	$26,420	$162,174	614%
Costs and expenses	(387,330)	(43,716)	(343,614)	786%
	$(198,736)	$(17,296)	$(181,440)	1,049%

The changes in 2016 compared to 2015 are due to (a) a full year of operations in 2016 compared to three months in 2015, (b) expanding the focus of Chiefton from primarily apparel to include marketing consulting and design, which contributed approximately 69% of segment revenue in 2016, and (c) adding personnel in 2016 to provide for future growth.

Operations Consulting and Products

	Year ended December 31,			Percent
	2016	2015	Change	Change
Revenues	$432,046	$144,944	$287,102	198%
Costs and expenses	(555,892)	(367,358)	(188,534)	51%
	$(123,846)	$(222,414)	$95,568	(44)%

The changes in 2016 compared to 2015 are due to (a) a full year of NBC operations in 2016 compared to seven months in 2015, (b) relaunching GC Supply within NBC in April 2016, (c) adding consulting personnel in 2016 to provide for future growth, and (d) terminating our old wholesale supply business in 2015, which had a net loss of approximately $171,000 in 2015.

Finance and Real Estate

	Year ended December 31,			Percent
	2016	2015	Change	Change
Revenues	$128,427	$100,782	$27,645	27%
Costs and expenses	(32,143)	(32,051)	(92)	–%
Interest expense	(8,669)	(12,587)	3,918	(31)%
	$87,615	$56,144	$31,471	56%

Revenues from leasing our Pueblo facility remained steady between 2016 and 2015.  Revenues fluctuate in 2016 compared to 2015, due to lease revenue for The Greenhouse.  Costs and expenses remained steady.  Interest expense represents the interest for the mortgage on our Pueblo facility, which was paid off in August 2016.

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

Tabular reconciliations of this supplemental non-GAAP financial information to our most comparable GAAP information are contained in this Report. We present such non-GAAP supplemental financial information, as we believe such information provides additional meaningful methods of evaluating certain aspects of our operating performance from period-to-period on a basis that may not be otherwise apparent on a non-GAAP basis. This supplemental financial information should be considered in addition to, not in lieu of, our Consolidated Financial Statements.

	Year ended December 31,
	2016	2015
Net loss	$(32,799,677)	$(8,786,277)
Adjustments:
Share-based expense	3,752,312	5,418,672
Depreciation and amortization	394,215	282,828
Impairment	1,344,242	–
Inventory lower of cost or market adjustment	–	75,048
Amortization of debt discount and debt financing costs	812,505	1,452,831
Interest expense	5,476,084	300,669
Loss on extinguishment of debt	2,170,280	–
Net loss (gain) on derivative liability	17,284,000	(210,634)
Total adjustments	31,233,638	7,319,414
Adjusted EBITDA	$(1,566,039)	$(1,466,863)

Per share – basic and diluted:
Net loss	$(2.13)	$(0.63)
Adjusted EBITDA	(0.10)	(0.11)

Weighted-average shares outstanding:
Net loss	15,424,551	14,017,095
Adjusted EBITDA	15,215,615	13,291,615

Liquidity

Our sources of liquidity include cash generated from operations, the cash exercise of common stock options and warrants, debt and, potentially, the issuance of common stock or other equity-based instruments. We anticipate our more significant uses of resources will include funding operations, developing infrastructure, renovating The Greenhouse, as well as potential business and real property acquisitions.

On September 21, 2016, we entered into a promissory note and warrant purchase agreement, pursuant to which we issued $3,000,000 aggregate principal amount of 12% notes due September 21, 2018 (the “12% Notes”) to such selling stockholders in a private placement. Subject to the terms and conditions of the agreement, each investor was also granted fully-vested warrants to purchase shares of our common stock in an amount equal to their note principal multiplied by three, resulting in the issuance of warrants to purchase 9,000,000 shares of our common stock, with an exercise period of three years. We received $2,450,000 cash for issuing the

12% Notes, and $300,000 of our 10% Notes and $250,000 of the 14% Mortgage Note Payable were converted into 12% Notes.  We used the proceeds from the sale of the 12% Notes to retire all of our other long-term debt, which amounted to $912,189. The remaining proceeds from the 12% Notes (approximately $1,400,000) was made available for general working capital purposes and acquisitions.

We had cash of $773,795 and $58,711, respectively, as of and December 31, 2016 and 2015.  Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2016	2015
Net cash used in operating activities	$(1,854,751)	$(1,582,026)
Net cash used in investing activities	(116,448)	(68,462)
Net cash provided by financing activities	2,686,283	1,543,663

Net cash used in operating activities increased in 2016 by $272,725 compared to 2015.  Our operations expanded significantly in 2016, with a full year of operations for IPG, NBC and Chiefton, compared to nine months, seven months and three months, respectively, in 2015.  We continue to expand our infrastructure ahead of anticipated revenue growth in all of our segments.  Where possible, we continue to use non-cash equity-based instruments to obtain consulting services and compensate employees.

Net cash used in investing activities in 2016 related primarily to (a) our Finance and Real Estate segment issuing a $75,000 note bearing interest at 14% and (b) continuing to renovate The Greenhouse for use as corporate offices and future revenue generating activities through leasing available space.  Investing activities in 2015 related to (a) renovating The Greenhouse and (b) cash paid for the Chiefton acquisition.

Net cash provided by financing activities in 2016 included (a) new debt of $2,500,000, (b) $497,500 borrowed from Infinity Capital, a related party, (c) pay down of debt of $917,307, and (d) cash from the exercise of common stock options and warrants of $606,090.  Activity in 2015 included (a) new debt of $1,450,000, (b) $1,100,000 borrowed from Infinity Capital, and (c) cash from the exercise of common stock warrants of $100,000.

Capital Resources

We have no material commitments for capital expenditures as of December 31, 2016.  Part of our growth strategy, however, is to acquire businesses and real estate.  We also plan to continue the renovation of The Greenhouse in 2017.  We would fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

Purchase Accounting for Acquisitions

Acquisition of a business requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition.  Any amount of the purchase price paid that is in excess of the estimated fair value of the net assets acquired is recorded as goodwill.  We determine fair value using widely accepted valuation techniques, primarily discounted cash flows and market multiple analyses.  These types of analyses require us to make assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, discount rates and cash flow.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

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

When we issue debt with warrants, we determine the value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) or the Binomial Model, using the stock price on the date of issuance, the risk-free interest rate associated with the life of the debt, and the estimated volatility of our stock.

When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative.  If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance, using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the estimated volatility of our stock.  If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”).  A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date.  This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued.  The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible.

Equity-based Payments

We estimate the fair value of equity-based instruments issued to employees or to third parties for services or goods using Black-Scholes, which requires us to estimate the volatility of our stock and forfeiture rate.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

General Cannabis Corp.

We have audited the accompanying consolidated balance sheets of General Cannabis Corp. as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Cannabis Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hall and Company

Irvine, CA

March 30, 2017

GENERAL CANNABIS CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$773,795	$58,711
Accounts receivable, net	182,214	124,553
Note receivable – related party	77,202	–
Prepaid expenses and other current assets	76,493	46,734
Inventory	7,981	15,518
Total current assets	1,117,685	245,516

Property and equipment, net	1,714,803	1,725,268
Intangible assets, net	25,383	1,524,927
Goodwill	–	187,000
Total Assets	$2,857,871	$3,682,711

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$363,618	$293,532
Interest payable	9,806	84,720
Infinity Note – related party	–	800,000
Notes payable (net of discount), current portion	–	986,475
Deferred rental revenue and customer deposits	46,155	33,146
Accrued stock payable	–	1,532,420
Warrant derivative liability	23,120,000	–
Total current liabilities	23,539,579	3,730,293

Notes payable (net of discount), less current portion	815,250	151,397
Infinity Note – related party	1,370,126	–
Tenant deposits	8,854	9,204
Total Liabilities	25,733,809	3,890,894

Commitments and Contingencies	–	–

Stockholders’ Equity (Deficit)
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at December 31, 2016 and 2015	–	–
Common Stock, $0.001 par value; 100,000,000 shares authorized; 17,128,778 shares and 14,915,421 shares issued and outstanding on December 31, 2016 and 2015, respectively	17,129	14,915
Additional paid-in capital	26,333,988	16,204,280
Accumulated deficit	(49,227,055)	(16,427,378)
Total Stockholders’ Equity (Deficit)	(22,875,938)	(208,183)

Total Liabilities & Stockholders’ Equity (Deficit)	$2,857,871	$3,682,711

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015
REVENUES
Service	$2,735,859	$1,604,632
Tenant	128,427	100,782
Product sales	117,696	57,564
Total revenues	2,981,982	1,762,978

COSTS AND EXPENSES
Cost of service revenues	1,916,526	1,307,821
Cost of goods sold	76,978	115,208
Selling, general and administrative	2,040,532	1,433,359
Share-based compensation	3,752,312	5,418,672
Professional fees	513,985	448,501
Depreciation and amortization	394,215	282,828
Impairment of intangible assets and goodwill	1,344,242	–
Total costs and expenses	10,038,790	9,006,389

OPERATING LOSS	(7,056,808)	(7,243,411)

OTHER (INCOME) EXPENSE
Amortization of debt discount and deferred financing costs	812,505	1,452,831
Interest expense	5,476,084	300,669
Loss on extinguishment of debt	2,170,280	–
Net loss (gain) on derivative liability	17,284,000	(210,634)
Total other (income) expense, net	25,742,869	1,542,866

NET LOSS	$(32,799,677)	$(8,786,277)

PER SHARE DATA – Basic and diluted
Net loss per share	$(2.13)	$(0.63)
Weighted average number of common shares outstanding	15,424,551	14,017,095

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(32,799,677)	$(8,786,277)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount and deferred financing costs	812,505	1,454,663
Loss on extinguishment of debt	2,170,280	–
Initial fair value of derivative warrant liability included as interest expense	5,189,000	–
Loss (gain) on derivative liability, net	17,284,000	(210,634)
Depreciation and amortization expense	394,215	282,828
Impairment of intangible assets and goodwill	1,344,242	–
Share-based payments	3,752,312	5,418,672
Changes in operating assets and liabilities (net of amounts acquired)
Accounts receivable	(57,661)	(106,234)
Prepaid expenses and other assets	(31,961)	(24,332)
Inventory	7,537	67,072
Accounts payable and accrued liabilities	80,457	322,216
Net cash used in operating activities:	(1,854,751)	(1,582,026)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(41,448)	(56,213)
Chiefton acquisition – cash paid for inventory	–	(12,249)
Lending on Note receivable – related party	(75,000)	–
Net cash used in investing activities	(116,448)	(68,462)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from issuance of notes payable	2,500,000	350,000
Increase in Infinity Note – related party	497,500	1,100,000
Payments on notes payable	(917,307)	(6,337)
Proceeds from exercise of warrants for shares of common stock	606,090	100,000
Net cash provided by financing activities	2,686,283	1,543,663

NET INCREASE (DECREASE) IN CASH	715,084	(106,825)
CASH, BEGINNING OF PERIOD	58,711	165,536
CASH, END OF PERIOD	$773,795	$58,711

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$169,206	$231,296

NON-CASH TRANSACTIONS
Issuance of common stock and warrants for accrued stock payable	$1,732,775	$988,493
Derivative warrant liability recorded as debt discount	2,450,000	–
Warrants issued in connection with debt recorded as debt discount	31,100	298,532
10% Notes and 14% Greenhouse Mortgage converted to 12% Notes	550,000	–
Accrued interest included in modification of Infinity Note – related party	72,626	–
Infinity Note – related party converted into 10% Note	–	309,000
Convertible notes payable settled in common stock	–	1,651,123
Portion of Warrant derivative liability recorded as Additional paid-in capital upon exercise of warrants	3,518,000	3,683,270
12% Note principal used to exercise 12% Warrants	250,000	–
Acquisition of IPG with common stock payable and warrants	–	1,887,000
Acquisition of Chiefton with common stock payable	–	69,400

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
December 31, 2014	12,499,933	$12,500	$4,107,076	$(7,641,101)	$(3,521,525)
Issuance of common stock under Feinsod Agreement	1,150,000	1,150	3,628,350	–	3,629,500
Full Circle – non-cash exercise of warrants	760,263	760	3,682,510	–	3,683,270
Full Circle – exercise of warrants for cash	25,000	25	99,975	–	100,000
Stock issued for architectural services	50,000	50	114,643	–	114,693
Conversion of Notes payable and interest	330,225	330	1,650,793	–	1,651,123
Warrants issued with 10% Notes Payable	–	–	298,532	–	298,532
Common stock and warrants issued for IPG acquisition	100,000	100	1,043,700	–	1,043,800
Warrants issued for services	–	–	77,918	–	77,918
Stock options granted to employees	–	–	1,500,783	–	1,500,783
Net loss	–	–	–	(8,786,277)	(8,786,277)
December 31, 2015	14,915,421	14,915	16,204,280	(16,427,378)	(208,183)

Issuance of common stock under Feinsod Agreement	150,000	150	662,850	–	663,000
Warrants issued for DB Option	–	–	55,100	–	55,100
Common stock issued for IPG acquisition	400,000	400	842,800	–	843,200
Common stock issued for Chiefton acquisition	80,000	80	69,320	–	69,400
Warrants issued and modified for 10% Notes	–	–	442,000	–	442,000
Warrants issued with 8% Notes	–	–	31,100	–	31,100
Common stock issued upon exercise of 10% Note warrants	112,500	113	121,387	–	121,500
Common stock issued upon exercise of 12% Note warrants	1,217,857	1,218	4,098,032	–	4,099,250
Warrants issued for services	–	–	150,165	–	150,165
Common stock issued for services	50,000	50	24,950	–	25,000
Stock options granted to employees	–	–	3,346,692	–	3,346,692
Common stock issued to employees	50,000	50	132,125	–	132,175
Common stock issued upon exercise of stock options	153,000	153	153,187	–	153,340
Net loss	–	–	–	(32,799,677)	(32,799,677)
December 31, 2016	17,128,778	$17,129	$26,333,988	$(49,227,055)	$(22,875,938)

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corp, a Colorado Corporation (the “Company,” “we,” “us,” “our,” or “GCC”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry.  On April 28, 2015, our common stock was uplisted and on May 6, 2015, resumed quotation on the OTC Market’s OTCQB.  Our operations are segregated into the following four segments:

Security and Cash Transportation Services (“Security Segment”)

In March 2015, we acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company, and will continue to do business as “Iron Protection Group.” Iron Protection Group, or IPG, provides advanced security, including on-site professionals, video surveillance and cash transport, to licensed cannabis cultivators and retail shops.

Marketing Consulting and Apparel (“Marketing Segment”)

Chiefton Design provides design, branding and marketing strategy consulting services to the cannabis industry.  We assist clients in developing a comprehensive marketing strategy, as well as designing and sourcing client-specific apparel and products.

Chiefton’s apparel business, Chiefton Supply, strives to create innovative, unique cannabis-inspired t-shirts, hats, hoodies and accessories.  Our apparel is sold through our on-line shop, cannabis retailers, and specialty t-shirt and gift shops.  The apparel sold by Chiefton is purchased and screen printed by third parties, for which there are numerous suppliers.

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations. Our business plan for NBC is based on the future growth of the regulated cannabis market in the United States.

NBC oversees our wholesale equipment and supply business, operated under the name “GC Supply,” which provides turnkey sourcing and stocking services to cultivation, retail and infused products manufacturing facilities. Our products include infrastructure, equipment, consumables, and compliance packaging.  GC Supply operates out of a leased, 1,800 square foot warehouse located in Colorado Springs, Colorado.

Finance and Real Estate (“Finance Segment”)

Real Estate Leasing

We own a cultivation property in a suburb of Pueblo, Colorado, consisting of approximately three acres of land, which currently includes a 5,000 square foot steel building and a parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022.

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

Shared Office Space, Networking and Event Services

In October 2014, we purchased a former retail bank located at 6565 East Evans Avenue, Denver, Colorado 80224, which has been branded as “The Greenhouse”. The building is a 16,056 square foot facility, which we use as our corporate headquarters.

The Greenhouse has approximately 10,000 square feet of existing office space and 5,000 square feet on its ground floor that is dedicated to a consumer banking design. We continue to assess the opportunity to lease shared workspace for entrepreneurs, professionals and others serving the cannabis industry. Clients would be able to lease space to use as offices, meeting rooms, lecture, educational and networking facilities, and individual workstations.  We expect to continue the renovation of The Greenhouse in 2017.

We plan to continue to acquire commercial real estate and lease office space to participants in the cannabis industry. These participants may include media, internet, packaging, lighting, cultivation supplies and financial services-related companies. In exchange for certain services that may be provided to these tenants, we expect to receive rental income in the form of cash. In certain cases, we may acquire equity interests or provide debt capital to these businesses.

Industry Finance

Our industry finance strategy includes evaluating opportunities to make direct term loans or to provide revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products.  These loans would generally be secured to the maximum extent permitted by law.  We believe there is a significant demand for this type of financing.  We are assessing other finance services including customized finance, capital formation and banking, for participants in the cannabis industry.

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

Certain reclassifications have been made to the prior period segment reporting to conform to the current period presentation related to now including GC Supply in our Operations Segment. The reclassifications had no effect on net loss, total assets, or total stockholders’ equity (deficit).

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

We had an accumulated deficit of $49,227,055 at December 31, 2016, and further losses are anticipated in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks, and investments that are highly liquid and have maturities of three months or less at the date of purchase.  We maintain our cash balances in financial institutions that, from time to time, may exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000 as of December 31, 2016).

Inventory

Our inventory consists of finished goods, including apparel and supplies for the cannabis market.  Inventory is stated at the lower of cost or market, using the first-in, first-out method (“FIFO”) to determine cost. We monitor inventory cost compared to selling price in order to determine if a lower of cost or market reserve is necessary.  For the years ended December 31, 2016 and 2015, cost of goods sold included $0 and $75,048, respectively, of expense for inventory adjusted down to market value.

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

Debt with warrants – When we issue debt with warrants, we treat the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations.  When the warrants do not have complex terms, the offset to the contra-liability is recorded as additional paid in capital in our consolidated balance sheet.  When we issue debt with warrants that have complex terms, such as a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value.  If the initial value of the warrant derivative liability is higher than the fair value of the associated debt, the excess is recognized immediately as interest expense.  The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as expense or gain.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statement of operations.  The debt is treated as conventional debt.

We determine the value of the non-complex warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the volatility of our stock.  For warrants that result in recording derivatives, we use the binomial model to estimate their fair value.  The derivative warrant liability is a level three fair value measurement.

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

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance.  If the fair value of the convertible debt derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense.  Otherwise, the fair value of the convertible debt derivative is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt.  The convertible debt derivative is revalued at the end of each reporting period and any change in fair value is recorded as a gain or loss in the consolidated statement of operations.  The debt discount is amortized over the life of the debt.

Convertible debt – beneficial conversion feature – If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”).  A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date.  This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued.  The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible, and is recorded as additional paid in capital and as a debt discount in the consolidated balance sheet.  We amortize the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statement of operations.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statement of operations.

If the conversion feature does not qualify for either derivative treatment or as a BCF, the convertible debt is treated as traditional debt.

Modification of debt instruments –  Modifications or exchanges of debt that are not considered to be a troubled debt restructuring, are considered extinguishments if the terms of the new debt and the original instrument are substantially different.  The instruments are considered substantially different when the present value of the cash flows under the terms of the new debt instrument are at least 10% different from the present value of the remaining cash flows under the terms of the original instrument.  The fair value of non-cash consideration associated with the new debt instrument, such as warrants, are included as a day one cash flow in the 10% cash flow test.  If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss.  If the original and new debt instruments are not substantially different, the new effective interest rate is applied to the modified agreement based on the original terms and the increase, if any, in fair value under the modified agreement.

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

Our financial instruments include cash, accounts receivable, note receivable, accounts payables and tenant deposits. The carrying values of these financial instruments approximate their fair value due to their short maturities.  The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us.  Our derivative liability was adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

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

Awards of common stock with a service or performance condition, where the ultimate number of shares to be issued is uncertain, are classified as liabilities.  All other nonemployee awards are classified as equity.

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

Shipping and Handling

Payments by customers to us for shipping and handling costs are included in revenue on the consolidated statements of operations, while our expense is included in cost of goods sold. Shipping and handling for inventory is included as a component of inventory on the consolidated balance sheets, and in cost of goods sold in the consolidated statements of operations when the product is sold.

Income Taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. Our assessment of tax positions as of December 31, 2016 and 2015, determined that there were no material uncertain tax positions.

Reportable Segments

Our reporting segments consist of:  a) Security and Cash Transportation Services; b) Marketing Consulting and Apparel; c) Operations Consulting and Products; and d) Finance and Real Estate.  Our Chief Executive Officer has been identified as the chief decision maker.  Our operations are conducted primarily within the United States of America.  For the years ended December 31, 2016 and 2015, our wholesale supply business, GC Supply, is now included in our Operations Consulting and Products segment; whereas, previously it was included in the Marketing and Products segment.  Prior year amounts have been reclassified to conform to this new presentation.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.  We disclose related party transactions that are outside of normal compensatory agreements, such as salaries or board of director fees.  We had related party transactions with the following individuals / companies:

Michael Feinsod – Chairman of our Board of Directors (“Board”).

Infinity Capital West, LLC (“Infinity Capital”) – An investment management company that was founded and is controlled by Michael Feinsod.

DB Arizona – A company that has borrowed $825,000 from Infinity Capital.  While we do not possess the ability to influence DB Arizona, and DB Arizona does not possess the ability to influence us, we are including DB Arizona as a related party due to our relationship with Michael Feinsod and Infinity Capital, and their relationship with DB Arizona.

Recently Issued Accounting Standards

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2017-04 “Simplifying the Test for Goodwill Impairment (Topic 350)” – In January 2017, the FASB issued 2017-04.  The guidance removes “Step Two” of the goodwill impairment test, which required a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The ASU is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those years, with early adoption permitted.  We do not expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

FASB ASU 2017-01 “Clarifying the Definition of a Business (Topic 805)” – In January 2017, the FASB issued 2017-1.  The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business.  The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606.  The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years.  Adoption of this ASU is not expected to have a significant impact on our consolidated results of operations, cash flows and financial position.

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

FASB ASU 2016-09 “Compensation – Stock Compensation (Topic 718)” – In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting for share-based payments.  The new guidance will require entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled.  It also will allow entities to make a policy election to account for forfeitures as they occur.  This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We do not expect this standard will have a significant impact on our consolidated financial statements and related disclosures.

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

FASB ASU 2015-16 “Business Combinations (Topic 805),” or ASU 2015-16 - In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting period beginning after December 15, 2016, including interim periods within those fiscal years, with the option to early adopt for financial statements that have not been issued. We will apply this guidance to any business combinations that may occur.

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

NOTE 2.   BUSINESS ACQUISITIONS

IPG Acquisition

On March 26, 2015, we entered into an Asset Purchase Agreement (the “IPG APA”) by and among us and Iron Protection Group, LLC, a Colorado limited liability company (“Seller”), whereby we agreed to acquire substantially all of the assets of Seller (the “IPG Acquisition”).  This acquisition expanded our service offerings in the cannabis industry and provided a new revenue stream.

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
$1,887,000

The 500,000 shares of common stock were valued based on the closing price per share on March 26, 2015, or $2.48, reduced by a discount of 15% due to restrictions in the ability to trade our common stock.  The $1,054,000 value of stock consideration was recorded as accrued stock payable on the consolidated balance sheet, which was reduced as we issued common stock according to the vesting schedule.

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

The accompanying consolidated financial statements include the results of IPG from the date of acquisition, March 26, 2015.  The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2015, are as follows:

Year ended December 31,
2015 (Unaudited)
Total net revenues	$2,132,724
Net loss	(8,733,016)
Net loss per common share:
Basic and diluted	$(0.60)

Chiefton Acquisition

On September 25, 2015, we closed an asset purchase agreement for the purchase of substantially all the assets of Chiefton Supply Co., a Colorado corporation, and established a dba within GCC of Chiefton.  This acquisition expanded our service offerings in the cannabis industry and provided a new revenue stream.

We acquired the Chiefton assets for consideration of 80,000 restricted shares of our common stock. The shares remained in escrow for six months for the exclusive purpose of being available to indemnify us for any claims that may be made by any person or governmental entity related to or arising from Chiefton’s intellectual property during the six month period after closing. After such period, the shares were released since no claims were made.

The aggregate consideration was as follows:

Cash	$12,249
Common stock	69,400
Aggregate consideration	$81,649

The value of the common stock consideration was estimated based on our closing common stock price on September 25, 2015, or $1.02 per share, reduced by a discount of 15% due to restrictions in the ability to trade our shares.  The $69,400 value of stock consideration was included in accrued stock payable on the consolidated balance sheet as of December 31, 2015.

The purchase price allocation was as follows:

Inventory	$12,249
Intangible assets – Chiefton brand and graphic designs	69,400
$81,649

We finalized the purchase price allocation in the fourth quarter of the year ended December 31, 2015.

NOTE 3.  RECEIVABLES

Our accounts receivables consisted of the following:

	December 31,
	2016	2015
Accounts receivable	$225,314	$133,692
Less: Allowance for doubtful accounts	(43,100)	(9,139)
Total	$182,214	$124,553

Our note receivable – related party consists of principal of $75,000 and accrued interest of $2,202 due from DB Arizona.  The loan bears interest at 14%, with principal and interest due on May 30, 2017.

Future minimum lease payments due to us for the lease of our cultivation property in a suburb of Pueblo, Colorado consist of:

Year ending December 31
2017	$112,753
2018	115,008
2019	117,308
2020	119,655
2021	126,548
$591,272

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2016	2015
Land	$812,340	$812,340
Buildings	871,767	871,767
Leasehold improvements	41,534	41,534
Furniture, fixtures and equipment	107,741	66,044
	1,833,382	1,791,685
Less: Accumulated depreciation	(118,579)	(66,417)
	$1,714,803	$1,725,268

Depreciation expense was $51,913 and $38,355, respectively, for the years ended December 31, 2016 and 2015.

NOTE 5.   INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following:

December 31, 2016	Gross	Accumulated Amortization	Net	Estimated Life (in years)
Chiefton brand and graphic designs	$69,400	$44,017	$25,383	2

December 31, 2015	Gross	Accumulated Amortization	Net	Estimated Life (in years)
Customer relationships (IPG)	$1,000,000	$76,712	$923,288	10
Marketing-related (IPG)	200,000	30,685	169,315	5
Non-compete agreements (IPG)	500,000	127,854	372,146	3
Chiefton brand and graphic designs	69,400	9,222	60,178	2
Intangible assets, net	$1,769,400	$244,473	$1,524,927

The Chiefton brand and graphic designs intangible asset will be fully amortized during the year ending December 31, 2017.

Amortization expense was $342,302 and $244,473 for the years ended December 31, 2016 and 2015.

Goodwill

In connection with our acquisition of IPG, we recorded goodwill of $187,000.

Impairment of Intangible Assets and Goodwill

During the year ended December 31, 2016, we recorded an impairment charge for goodwill and the remaining unamortized value of the IPG intangible assets.  Colorado placed a limit on the number of licenses they would issue for cannabis cultivation facilities, which resulted in the aggregation of licenses by just a few companies.  Colorado did not, however, limit the level of production for these facilities.  As a result, since IPG was acquired, and the related intangible assets and goodwill were valued, there has been significant growth in the supply of cannabis in the Colorado market, which has led to significantly lower wholesale prices for cannabis towards the end of 2016 compared to earlier in the year and in 2015.  As a result of lower prices and aggregation of operations, cultivation companies are not using outside security services to the extent originally projected.  Due to these changes to the Colorado market, as of December 31, 2016, expected future cash flows for IPG’s operations in Colorado are estimated to remain at or near break even.  Accordingly, we have recorded an impairment charge of $1,344,242.

NOTE 6.    DEBT

Infinity Note – Related Party

In February 2015, we issued a senior secured note to Infinity Capital, as amended in April 2015, bearing interest at 5% payable monthly in arrears commencing June 30, 2015, until the maturity date of August 31, 2015 (the “Infinity Note”).   On December 31, 2016, the Infinity Note was amended to aggregate principal and interest, and extend the due date of principal and interest to September 21, 2018.  On July 1, 2015, the outstanding principal and interest of $309,000 was settled by our issuing a 10% private placement note.  Subsequent to the settlement on July 1, 2015, we continued to borrow under the Infinity Note through September 1, 2016. No additional advances may be made after December 31, 2016. The Infinity Note is collateralized by a security interest in substantially all of our assets. Interest expense for the Infinity Note for the years ended December 31, 2016 and 2015, was approximately $61,000 and $60,000, respectively.

Notes Payable

	December 31,
	2016	2015
12% Notes	$2,750,000	$–
10% Notes	–	659,000
14% Greenhouse Mortgage	–	600,000
8.5% Pueblo Mortgage	–	158,307
	2,750,000	1,417,307
Unamortized debt discount	(1,934,750)	(279,435)
	815,250	1,137,872
Less: Current portion	–	(986,475)
Long-term portion	$815,250	$151,397

12% Notes

In September 2016, we completed a $3,000,000 private placement pursuant to a promissory note and warrant purchase agreement (the “12% Agreement”) with certain accredited investors, bearing interest at 12%, with principal due September 21, 2018, and interest payable quarterly (each such note, a “12% Note,” and collectively, the “12% Notes”).  In the event of default, the interest rate increases to 18%.  The 12% Notes are collateralized by a security interest in substantially all of our assets.  We may prepay the 12% Notes at any time, but in any event must pay at least one year of interest.

Subject to the terms and conditions of the 12% Agreement, each investor was granted fully-vested warrants equal to their note principal times three (the “12% Warrants”), or nine million warrants, with a life of three years.  4.5 million warrants have an exercise price of $0.35 per share and the other 4.5 million warrants have an exercise price of $0.70 per share.  Should we issue any equity-based instruments at a price lower than the exercise price(s) of the 12% Warrants, other than under our Incentive Plan, the exercise price(s) of the 12% Warrants will be adjusted to the lower price.  The 12% Warrants may be exercised at the option of the holder (a) by paying cash, (b) by applying the amount due under the 12% Notes as consideration, or (c) if there is no effective registration statement for the 12% Warrants within six months of being granted, the holder may exercise on a cashless basis.  The registration statement related to the 12% Warrants was declared effective on December 23, 2016.  Since the 12% Warrants include a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value.

We received $2,450,000 of cash for issuing the 12% Notes.  $300,000 of 10% Notes and $250,000 of the 14% Greenhouse Mortgage were converted into 12% Notes.  We concluded that these conversions met the criteria for a debt extinguishment and, accordingly, recorded a loss on extinguishment of $1,728,280 during the year ended December 31, 2016.  The loss on extinguishment represents the fair value of the 12% Warrants issued to the previous 10% Note holders and the 14% Greenhouse Mortgage lender.  The fair value of the 12% Warrants not associated with the conversions was recorded as a debt discount of $2,450,000 and interest expense of $5,189,000.  The 12% Notes are otherwise treated as conventional debt.

8% Notes

In August 2016, we completed a private placement pursuant to a promissory note and warrant purchase agreement (the “8% Notes”) with two accredited investors, bearing interest at 8%, payable on demand by the lenders.  Subject to the terms of the 8% Notes, we issued 100,000 warrants having an exercise price of $0.78 per share, with a life of three years.  We received cash of $50,000.  The debt was treated as conventional debt and the fair value of the warrants is included in additional paid-in capital.  Since the 8% Notes were payable on demand, the $31,100 relative fair value of the warrants was expensed immediately, included in amortization of debt discount on the consolidated statements of operations for the year ended December 31, 2016.  One of the 8% Notes, of $25,000, was with one of our board members.  Both 8% Notes were paid off with proceeds from the 12% Notes in September 2016.

10% Notes

In September 2016, we extinguished the 10% Notes by paying cash of $359,000 and converting $300,000 into 12% Notes.

In 2015, we completed a private placement pursuant to a promissory note and warrant purchase agreement (the “10% Agreement”) with certain accredited investors, bearing interest at 10% payable quarterly (each such note, a “10% Note,” and collectively, the “10% Notes”).  Subject to the terms and conditions of the 10% Agreement, each investor was granted fully-vested warrants equal to their note principal divided by two (the “10% Warrants”) (with standard dilution clauses).  The 10% Warrants are exercisable for a period of eighteen months after grant date and have an exercise price of $1.08 per share.  The debt was treated as conventional debt.  The 10% Notes were collateralized by a security interest in substantially all of our assets.

$309,000 of the 10% Notes were due to a related party, Infinity Capital.  During the years ended December 31, 2016 and 2015, approximately $22,500 and $14,000, respectively, of interest expense under the 10% Notes related to Infinity Capital.  The Infinity Capital portion of the principle and accrued interest of the 10% Notes was settled for cash of $347,000, in September 2016.

On June 3, 2016, we reached an agreement with the 10% Note holders to extend the maturity date from May 1, 2016 to January 31, 2017.  In exchange for the extension, we issued the holders an aggregate of 659,000 additional warrants to purchase our common stock at $1.07 per share for a period of five years, with an aggregate fair value of $358,000, determined using Black-Scholes, a risk-free rate of 1.2% and volatility of 151%.  We concluded that this modification of the debt instruments met the criteria for a debt extinguishment and, accordingly, recorded additional paid-in capital and a loss on extinguishment of debt of $358,000 during the year ended December 31, 2016.  Absent the warrants, the fair value of the new debt remained the same as the fair value of the original debt.  In December 2016, the expiration date of the remaining original warrants was extended from December 23, 2016 to December 31, 2017, resulting in expense of $84,000, included in loss on extinguishment of debt during the year ended December 31, 2016.

14% Greenhouse Mortgage

In September 2016, we extinguished the 14% Greenhouse Mortgage by paying cash of $350,000 and converting $250,000 into 12% Notes.  The remaining unamortized debt discount of $13,280 was included in loss on extinguishment of debt in the consolidated statements of operations during the year ended December 31, 2016.

In October 2014, we executed a mortgage on The Greenhouse in the amount of $600,000, bearing 14.0% interest payable monthly, with a maturity date of October 21, 2016 (the “14% Greenhouse Mortgage”).  The debt was treated as conventional debt.

In addition, we granted warrants to Evans Street Lendco LLC (“Evans Lendco”), the note holder of the 14% Greenhouse Mortgage, which were set to expire on October 21, 2016.  The warrants vested immediately and allowed for Evans Lendco to purchase 600,000 shares of our common stock at a price of $4.40 per share, (with standard dilution clauses).  Due to the drop in our stock price, on July 29, 2015, we agreed with Evans Lendco to replace the warrants previously issued to Evans Lendco with warrants to purchase 225,000 shares of our stock at $1.20 per share with a term of two years.  The estimated fair value of the replacement warrants was less than the fair value of the original warrants on their date of grant.  Accordingly, we continued to amortize the remaining fair value of the original warrants over the remaining life of the underlying debt until the debt was extinguished in September 2016, at which time the remaining debt discount was fully expensed.

8.5% Pueblo Mortgage

In September 2016, we extinguished the 8.5% Pueblo Mortgage by paying cash of $153,189.

In December 2013, we executed a mortgage on our Pueblo West Property in the amount of $170,000, bearing 8.5% interest with monthly principal and interest payments totaling $1,674, with the balance due on December 31, 2018 (the “8.5% Pueblo Mortgage”). This note was convertible at any time at $5.00 per share.

Derivative treatment was not required, as the conversion feature meets the scope exception. The conversion feature was not beneficial, because the conversion price was higher than the stock price on the commitment date.  Accordingly, we treated the Pueblo Mortgage as conventional debt.

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

The Infinity Note and the 12% Notes, totaling $4,120,126, are due and payable on September 21, 2018.

NOTE 7.  ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

	Amount	Number of Shares
December 31, 2014	$524,042	$350,000
Architectural Services - issued	(114,693)	(50,000)
IPG acquisition – accrued	1,054,000	500,000
IPG acquisition – issued	(210,800)	(100,000)
Chiefton acquisition – accrued	69,400	80,000
Feinsod Agreement – accrual	723,851	–
Feinsod Agreement - issued	(663,000)	(150,000)
Employment agreements - accrued	131,608	50,000
Consulting services - accrued	18,012	50,000
December 31, 2015	1,532,420	730,000
Feinsod Agreement – accrual	192,800	–
Feinsod Agreement – issued	(663,000)	(150,000)
Consulting services – accrual	6,988	–
Consulting services – issued	(25,000)	(50,000)
Employment agreements – accrual	567	–
Employment agreements – issued	(132,175)	(50,000)
IPG acquisition – issued	(843,200)	(400,000)
Chiefton acquisition – issued	(69,400)	(80,000)
December 31,2016	$–	$–

Feinsod Agreement

On August 4, 2014, we entered into an agreement with Michael Feinsod in consideration for serving as Executive Chairman of the Board and as a member of the Board and pursuant to the terms of the Executive Board and Director Agreement (the “Feinsod Agreement”).  The Board approved the issuance to Infinity Capital of (a) 200,000 shares of our common stock on August 4, 2014; (b) 1,000,000 shares of our common stock upon the uplisting of our common stock to the OTC Market’s OTCQB; (c) 150,000 shares of our common stock on August 4, 2015; and (d) 150,000 shares of our common stock on August 4, 2016.  Mr. Feinsod must remain a member of the Board in order for the common stock to be issued.  In addition, the Feinsod Agreement required the issuance of a number of shares of our common stock to Infinity Capital equal to 10% of any new issuances not to exceed 600,000 shares of our common stock in the aggregate during the time that Mr. Feinsod remains a member of the Board (the “New Issuance Allowance”).  Under the terms of the Feinsod Agreement, the New Issuance Allowance would not be triggered upon issuances relating to convertible securities existing as of the date of the Feinsod Agreement.  For illustrative purposes, if we issue 7,000,000 new shares of common stock, then the New Issuance Allowance issued to Infinity Capital would be capped at 600,000 shares of our common stock.  No shares have been issued under the New Issuance Allowance.

The 1,000,000 shares of our common stock were valued at $2.97 per share, based on the closing price of our common stock of $3.49 on April 27, 2015, and then reduced by 15% due to restrictions on the ability to trade our shares.  The other shares under the Feinsod Agreement were valued at $4.42 per share, based on the closing price of our common stock of $5.20 on August 4, 2014, and then reduced by 15% due to restriction on the ability to trade our common stock.  We recognized expense for the unissued shares ratably over the vesting period.

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

Employment Agreements

On May 13, 2015, we hired two individuals from NBC, an unaffiliated entity serving the cannabis industry, to service our new and existing clients. We did not purchase any existing client base from NBC and upon execution of employment agreements, granted these persons a total of 100,000 shares of our common stock with a vesting date of January 1, 2016. We valued the 100,000 shares on the date of grant, based on a closing price per share of our common stock of $3.11 on May 13, 2015, and then reduced by 15% due to restriction on the ability to trade our common stock., resulting in a fair value of $264,350.  One individual forfeited his shares, so expense was only recognized for 50,000 shares.  These shares were issued in April 2016.

Consulting Agreement

On July 15, 2015, we entered into an agreement with an individual to provide consulting services to customers in exchange for 50,000 shares of our common stock to be delivered on March 15, 2016.  The fair value of the common stock was determined at the end of each reporting period and the pro rata amount earned is recognized as accrued stock payable over the term of the agreement.  These shares were issued in March 2016.

NOTE 8.   DERIVATIVE WARRANT LIABILITY

12% Warrants

On September 21, 2016, in connection with the 12% Notes, we issued the 12% Warrants, which are treated as a derivative liability and adjusted to fair value at the end of each period.  The underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability were:

	September 21, 2016	December 31, 2016
Current stock price	$1.20	$3.20
Risk-free interest rate	0.92%	1.50%
Expected dividend yield	–	–
Expected term (in years)	3.0	2.7
Expected volatility	146%	153%
Number of iterations	5	5

The initial fair value of the derivative warrant liability was recorded as follows:

Extinguishment of debt	$1,715,000
Interest expense	5,189,000
Debt discount	2,450,000
Initial fair value of warrants issued	$9,354,000

Changes in the derivative warrant liability were as follows:

January 1, 2016	$–
Initial fair value of warrants issued	9,354,000
Increase in fair value	17,284,000
Reclassification to additional paid-in capital upon exercise of warrants	(3,518,000)
December 31, 2016	$23,120,000

Series C Warrants – Full Circle

On January 21, 2014, in connection with a Securities Purchase Agreement (the “SPA”) we entered into with Full Circle Capital Corporation (“Full Circle”), for $500,000 we issued to Full Circle, fully-vested warrants (“Series C Warrants”), which allow Full Circle to purchase up to 1,000,000 shares of our common stock at any time on or prior to January 21, 2017 at a price of $5.50 per share. As part of the $500,000 proceeds from the issuance of the Series C Warrants, $100,000 was retained by Full Circle to cover legal and deal related expenses of future financing transactions, which was recorded as deferred financing costs.  On September 24, 2014, we and Full Circle entered into Amendment No. 1 to the SPA, which changed the exercise price of the warrants issuable to $4.00 per share of our common stock, and increased the amount of warrants issuable to 1,400,000.

The Series C Warrants had non-standard anti-dilution protection provisions and, under certain conditions, granted the right to the holder to require us to adjust the warrant’s exercise price to a lower price. Accordingly, these warrants were accounted for as derivative liabilities.  We used the binomial pricing model with assumptions that included the fair value of the underlying stock, risk-free interest rate, volatility, expected life and dividend rates in estimating fair value for the warrants considered to be derivative instruments.

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

The underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability were:

	May 1, 2015	May 4, 2015	December 31, 2014
Current stock price	$3.75	$3.50	$5.02
Risk-free interest rate	0.60%	0.60%	0.60%
Expected dividend yield	–	–	–
Expected term (in years)	1.8	1.8	3.0
Expected volatility	133%	133%	129%
Early exercise factor	1.33	1.33	1.33

Changes in the derivative warrant liability and cumulative expense were as follows:

	Liability	Cumulative Expense (Gain)
December 31, 2014	$3,893,904	$3,393,904
Increase in the fair value of warrant liability	14,010	14,010
Reclassification to additional paid-in capital upon exercise of warrants	(3,683,270)	–
Gain on settlement of derivative	(224,644)	(224,644)
December 31, 2015	$–	$3,183,270

NOTE 9.   COMMITMENTS AND CONTINGENCIES

Operating Leases

We entered into a three-year agreement effective April 21, 2014, for a 1,800 square foot warehouse supply and distribution facility, through April 30, 2017. We do not intend to renew this lease.

Lease expense was approximately $9,900 and $9,600, respectively, for the years ended December 31, 2016 and 2015.  The future obligations under the warehouse lease are approximately $3,400 for 2017.

DB Option Agreement

On November 4, 2015, we entered into an agreement (the “DB Option Agreement”) with Infinity Capital, a related party, which was amended on March 29, 2016 (the “Amended DB Option Agreement”) and on September 16, 2016 (the “Second Amended DB Option Agreement”).  Pursuant to the Amended DB Option Agreement, we have the right to purchase all of Infinity Capital’s interest in DB Arizona at Infinity Capital’s actual cost, plus $1.00, or $915,001. The interests for which the option has been granted are Infinity Capital’s 50% equity interest in the membership interests of DB Arizona, and any outstanding unpaid principal and interest owed on promissory note(s) issued by DB Arizona in favor of Infinity Capital for up to $915,000.  DB Arizona is involved in the production and distribution of Dixie Brands, Inc.’s full line of medical cannabis “Dixie Elixirs and Edibles” products in Arizona.  DB Arizona began sales in 2016.  We have no obligation to exercise the option, which expires September 30, 2018.

Legal

To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 10.  DEFERRED TAXES

The components of net deferred tax assets (liabilities) are as follows:

	December 31,
	2016	2015
Long-lived assets	$504,721	$(117,808)
Equity-based instruments	5,043,533	3,594,015
Net operating loss carryforwards	2,761,830	1,999,309
Deferred tax asset valuation allowance	(8,310,084)	(5,475,516)
	$–	$–

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year ended December 31,
	2016	2015
Income tax benefit at statutory rate	$(11,151,890)	$(2,987,334)
State income tax benefit, net of Federal benefit	(1,518,625)	(406,805)
Amortization of debt discount	313,871	655,669
Loss (gain) on derivative	8,681,320	(81,368)
Loss on extinguishment of debt	838,379	–
Other	2,377	1,440
Valuation allowance	2,834,568	2,818,398
	$–	$–

NOTE 11.   STOCKHOLDERS’ EQUITY

Share-based compensation expense consisted of the following:

	Year ended December 31,
	2016	2015
Employee stock options	$3,346,692	$1,500,783
Consulting services warrants	150,165	77,918
DB Option Agreement warrants	55,100	–
Stock awards (see Note 7)	200,355	3,839,971
	$3,752,312	$5,418,672

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

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  The following summarizes the Black-Scholes assumptions used for Employee Awards:

Year ended December 31,
	2016	2015
Exercise price	$0.61 – 3.20	$0.60 – 3.75
Stock price on date of grant	$0.63 – 3.20	$0.55 – 3.75
Volatility	146 – 153%	151 – 169%
Risk-free interest rate	0.7 – 1.9%	0.9 – 2.5%
Expected life (years)	3.0 – 5.0	3.0 – 10.0
Dividend yield	–	–

We use an estimated forfeiture rate of 67% and 25%, respectively, for our hourly employees, who were granted 80,500 and 282,000 options, respectively, during the years ended December 31, 2016 and 2015.  We assume options granted to salaried employees will all vest.

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	–
Granted	2,662,000	$1.54
Forfeited or expired	(153,000)	2.39
Outstanding at December 31, 2015	2,509,000	1.49
Granted	6,826,000	0.87
Exercised	(153,000)	1.00
Forfeited or expired	(363,600)	0.97
Outstanding at December 31, 2016	8,818,400	1.04	2.6	$19,191,000

Exercisable at December 31, 2016	1,985,500	$1.50	2.1	$3,480,675

Based on our estimated forfeiture rates, we expect 8,765,045 Employee Awards will vest.  As of December 31, 2016, there was approximately $2,779,686 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of 0.5 years.

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

On July 1, 2016, for consulting services we granted fully-vested warrants to four individuals to purchase a total of 35,000 shares of our common stock at an exercise price of $0.90 per share, with a term of five years.

On September 21, 2016, we granted fully-vested warrants to one individual to purchase 20,000 shares of our common stock at an exercise price of $1.20 per share, with a term of five years.

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

The fair value of each warrant grant is estimated using Black-Scholes.  We use historical data to estimate the expected price volatility.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of valuation for the estimated life of the option.  The following summarizes the Black-Scholes assumptions used for Consulting Awards granted:

Year ended December 31,
	2016	2015
Exercise price	$0.60 – 1.20	$0.60 – 3.75
Stock price, date of valuation	$1.91 – 2.33	$0.52 – 0.89
Volatility	146 – 163%	150 – 157%
Risk-free interest rate	0.8 – 1.3%	1.1 – 1.3%
Expected life (years)	2.0 – 4.8	2.0 – 3.0
Dividend yield	–	–

The following summarizes Consulting Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	150,000	4.40
Granted	127,500	$2.40
Forfeited or expired	(25,000)	2.10
Outstanding at December 31, 2015	252,500	3.62
Granted	55,000	1.01
Forfeited or expired	(150,000)	4.40
Outstanding at December 31, 2016	157,500	1.96	2.0	$211,350

Exercisable at December 31, 2016	157,500	$1.96	2.0	$211,350

DB Option Agreement warrants

In order to extend the DB Option Agreement with Infinity Capital, in March 2016 we granted Infinity Capital warrants to purchase 100,000 shares of our common stock at an exercise price of $0.67 per share with a five year life.  The fair value of $55,100 is included in share-based compensation expense.  The following summarizes the Black-Scholes assumptions used to estimate the fair value of the DB Option Agreement warrants:

Stock price on date of grant	$ 0.61
Volatility	150%
Risk-free interest rate	1.2%
Expected life (years)	5.0
Dividend yield	–

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

The following summarizes the Black-Scholes assumptions used for IPG Warrants:

Volatility	134%
Risk-free interest rate	1.0%
Expected life (years)	3.0
Dividend yield	–

Warrants with Debt

The fair value of each warrant grant is estimated using Black-Scholes, except for the 12% Warrants (see Note 8).  We use historical data to estimate the expected price volatility.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the warrant.  The following summarizes the Black-Scholes assumptions used for warrants granted for debt:

	Year ended December 31,
	2016	2015
Volatility	$148 – 158%	$125 – 132%
Risk-free interest rate	$0.8 – 1.2%	$0.4 – 0.5%
Expected life (years)	1.1 – 5.0	1.5
Dividend yield	–	–

The following summarizes warrants issued with debt activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	642,700	4.44
Granted	554,500	$1.13
Cancelled	(600,000)	4.40
Outstanding at December 31, 2015	597,200	1.41
Granted	9,759,000	0.58
Exercised	(1,330,357)	0.53
Outstanding at December 31, 2016	9,025,843	0.63	2.9	$26,630,710

Exercisable at December 31, 2016	9,025,843	$0.63	2.9	$26,630,710

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2016	2015
Stock options	8,818,400	2,509,000
Warrants	9,783,343	2,322,700
Common stock upon conversion of debt	–	31,661
Stock payable	–	630,000
	18,601,743	5,493,361

NOTE 13.   SUBSEQUENT EVENTS

In January 2017, we loaned an additional $26,500 to DB Arizona, a related party, under the note agreement that bears interest at 14% with principal and interest due on May 30, 2017.

In 2017, 2,082,143 shares were issued upon the exercise of 12% Warrants for consideration of $495,625 in cash and $668,750 in reduction of principal under the 12% Notes.

NOTE 14.   SEGMENT INFORMATION

Our operations are organized into four segments: Security and Cash Management Services; Marketing and Products; Consulting and Advisory; and Finance and Real Estate.  All revenue originates and all assets are located in the United States.  We have revised our disclosure to correspond to the information provided to the chief operating decision maker.

Year ended December 31

2016	Security	Marketing	Operations	Finance	Total
Revenues	$2,232,915	$188,594	$432,046	$128,427	$2,981,982
Costs and expenses	(2,253,194)	(387,330)	(555,892)	(32,143)	(3,228,559)
Interest expense	–	–	–	(8,669)	(8,669)
	$(20,279)	$(198,736)	$(123,846)	$87,615	(255,246)
Corporate expenses					(32,544,431)
				Net loss	$(32,799,677)

2015	Security	Marketing	Operations	Finance	Total
Revenues	$1,490,832	$26,420	$144,944	$100,782	$1,762,978
Costs and expenses	(1,611,201)	(43,716)	(367,358)	(32,051)	(2,054,326)
Interest expense	–	–	–	(12,587)	(12,587)
	$(120,369)	$(17,296)	$(222,414)	$56,144	(303,935)
Corporate expenses					(8,482,342)
				Net loss	$(8,786,277)

	December 31,
Total assets	2016	2015
Security	$141,140	$1,784,063
Marketing	50,919	96,343
Operations	55,750	22,268
Finance	515,205	431,639
Corporate	2,094,857	1,348,398
	$2,857,871	$3,682,711

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of December 31, 2016.

Remediation of Material Weaknesses

We have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•

We have implemented an informal process for the preparation and review of balance sheet reconciliations, as well as informal procedures to identify, evaluate and record significant transactions; however, these changes do not meet the strict requirements needed to overcome the material weaknesses identified above.

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

Management understands that in order to remediate the material weaknesses, additional segregation of duties, changes in personnel and technologies are necessary. We will not consider these material weaknesses fully remediated until management has tested those internal controls and found them to be operating effectively.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

We continue to add staff to our accounting department.  We have implemented an informal process of preparation and review of balance sheet reconciliations, as well as informal procedures to identify, evaluate and record significant transactions; however, these changes do not meet the strict requirements to overcome the material weaknesses identified above.

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

Name	Age	Position
Michael Feinsod	46	Chairman of Board and Director
Robert L. Frichtel	53	Chief Executive Officer and Director
Peter Boockvar	47	Director
Duncan Levin	41	Director
Mark Green	42	Director
Shelly Whitson	44	Principal Financial and Accounting Officer

Directors currently hold office for one year or until the earlier of their death, resignation, removal or until their successors have been duly elected and qualified. Our bylaws provide that the number of members of the Board may be changed from time to time by resolutions adopted by the Board and/or the stockholders.

Michael Feinsod was appointed a director and elected Chairman of the Board on August 4, 2014. Mr. Feinsod is the Managing Member of Infinity Capital, LLC, an investment management company he founded in 1999. Since January 2014, Mr. Feinsod has been an investor in the cannabis industry. Mr. Feinsod was a director of The Kingstone Companies, Inc. from 2008 through June 2015. From 2006 through 2013, he served in various executive positions at Ameritrans Capital Corporation, a business development company. Mr. Feinsod served as a director of Ameritrans from December 2005 until July 2013 and served as a director of its subsidiary, Elk Associates Funding Corporation, from December 2005 until April 2013. In April 2013, in connection with a settlement agreement, the United States Small Business Administration was appointed as the receiver of Elk Associates Funding Corporation. Mr. Feinsod served as an investment analyst and portfolio manager at Mark Boyar & Company, Inc. He is admitted to practice law in New York and served as an associate in the Corporate Law Department of Paul, Hastings, Janofsky & Walker LLP. Mr. Feinsod holds a J.D. from Fordham University School of Law and a B.A. from George Washington University. We believe that Mr. Feinsod’s corporate finance, legal and executive-level experience, as well as his service on the boards of other public companies, give him the qualifications and skills to serve as one of our directors.

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

Mark Green was appointed a director on January 27, 2017.  Mr. Green has extensive real estate investing experience across public and private markets spanning several business cycles.  Between 2010 and the beginning of 2017, Mr. Green served as a Managing Director of Leucadia National Corporation, a diversified holding company, and Jeffries LLC, a subsidiary of Leucadia, where he managed real estate principal investment activities and the commercial real estate debt business.  From 2006 to 2010, Mr. Green was a founding member of the U.S. real estate finance group at UBS, where he oversaw the commitment of approximately $10 billion of principal debt and equity investments.  From 2005 to 2006, he was a Managing Director at Eurohypo AG, and from 2000 to 2005, he was an Executive Director at CIBC World Markets.  Mr. Green holds an MBA from Columbia Business School and a BS from Skidmore College, with cum laude honors.  Mr. Green has appeared as a guest speaker at Columbia University, New York University and the Urban Land Institute on various occasions, and is a founding member of Columbia Business School’s Real Estate Circle, a real estate industry group consisting of top executives.

Duncan Levin was appointed a director on November 22, 2016.  Mr. Levin has been the managing partner of Tucker Levin, PLLC since January 2014.  In that role, Mr. Levin regularly consults with a variety of businesses facing complex challenges, including regulatory, investigatory and anti-fraud issues.  Mr. Levin served on the senior staff of the Manhattan District Attorney’s Office from August 2011 to August 2014, where he was Chief of Asset Forfeiture and supervised money laundering cases.  From May 2008 to August 2011, Mr. Levin served as an Assistant United States Attorney at the United States Attorney’s Office for the Eastern District of New York, where he handled money laundering, asset forfeiture and Bank Secrecy Act cases.  Mr. Levin holds a J.D. from Yale Law School and a B.A. from Yale University, where he was elected to Phi Beta Kappa.  We believe that Mr. Levin’s legal expertise and knowledge of financial systems give him the qualifications and skills to serve as one of our directors.

Shelly Whitson was appointed as our Principal Financial and Accounting Officer on November 1, 2015. Prior to her appointment as Principal Accounting Officer, Ms. Whitson served as our controller beginning March 2014. In addition, she served as the controller for Rocky Mountain Disposables, a small packaging firm in Denver, Colorado from June 2009 to March 2014, where she managed the firm’s financial operations. From July 2007 to June 2009, Ms. Whitson was employed as a staff accountant for a Peterson & Scharf, a certified public accountant  firm, where she maintained the financial records and prepared tax returns for many small to medium sized corporations and partnerships. In addition to her accounting background, Ms. Whitson previously held a Real Estate Brokers license in both Colorado and Nevada where she sold both commercial and residential real estate. Ms. Whitson holds a Bachelor of Science degree in Business Administration with a concentration in finance from Montana State University. Ms. Whitson is currently pursuing a Master’s degree of Accountancy at Colorado State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of our common stock.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Other than as disclosed herein and based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2016, our officers, directors and greater than ten percent stockholders timely filed all reports and did not miss any filings as required to file under Section 16(a).

Code of Ethics Policy

The Board has established a corporate Code of Ethics, as defined by Item 406 of Regulation S-K of the Exchange Act, and applies to our principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions. Among other matters, the Code of Ethics is designed to ensure that:

•

Company business is conducted in an ethical, moral and legal manner;
reports, documents and other public communications made by the Company are delivered in a timely, fair, complete, accurate and understandable manner;

•

mechanisms to monitor and promote compliance with applicable governmental laws, rules and regulations are established and maintained;

•

business transactions are properly authorized and completely and accurately recorded on the Company’s books and records in accordance with generally accepted accounting principles and established Company financial policies;

•

employees work together in order to provide a mechanism for members of the organization to inform senior management of deviations from policies and procedures governing honest and ethical behavior.

Our Code of Ethics may be found at www.generalcannabis.com/code-of-ethics.

Corporate Governance

Director Independence

Mr. Michael Feinsod, Mr. Peter Boockvar, Mr. Duncan Levin and Mr. Mark Green are considered as “independent” directors under the applicable definition of the listing standards of the NASDAQ Capital Market   Mr. Feinsod is not considered independent for purposes of serving on the audit committee under the NASDAQ Capital Market listing standards.

Board Meetings and Committees

The Board held seven meetings during 2016. Directors are expected to attend Board meetings and to spend time needed to meet as frequently as necessary to properly discharge their responsibilities. Each active director attended at least 75% of the aggregate number of meetings of the Board during 2016, except for Mr. Levin, who was elected on November 22, 2016, and Mr. Green, who was elected in 2017.

There have been no changes in any state law or other procedures by which security holders may recommend nominees to the Board. We have no nominating committee.

Audit Committee

Our Audit Committee includes each Mr. Feinsod, Mr. Boockvar and Mr. Frichtel.  The Audit Committee, among other things:

•

reviews the annual audited consolidated financial statements with management and the independent auditors and determines whether to recommend to the Board of Directors that they be included in our Annual Report on Form 10-K;

•

reviews proposed major changes to our auditing and accounting principles and practices;

•

reviews and evaluates our system of internal control;

•

reviews significant financial reporting issues raised by management or the independent auditors; and

•

establishes procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters as well as the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

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

Mr. Michael Feinsod and Mr. Peter Boockvar are the members of the Compensation Committee.  During the year ended December 31, 2016, no members of our Compensation Committee were executive officers serving on the Compensation Committee of another entity whose executive officers served on our Board of Directors. No member of the Compensation Committee was an officer or employee, or had a business relationship with or conducted any undisclosed transactions with us. Our Chief Executive Officer, upon request, may attend selected meetings of the Compensation Committee.

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

ITEM 11.     EXECUTIVE COMPENSATION

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during the years ended December 31, 2016 and 2015, and our two other highly compensated officers who had total compensation exceeding $100,000 for the years ended December 31, 2016 and 2015 (each a “named executive officer”).

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	All Other ($)	Total ($)
Robert L. Frichtel President and Chief Executive Officer	2016 2015	150,000 136,011	– –	– –	783,254 746,743	– –	933,254 882,754
Shelly Whitson Principal Financial and Accounting Officer	2016	76,250	–	–	154,232	–	230,482
Hunter Garth Managing Director of IPG(2)	2016 2015	120,000 86,663	– –	– –	199,294 25,060	– –	319,294 111,723

(1)   No employees other than Mr. Frichtel and Mr. Garth exceeded $100,000 in compensation during the year ended December 31, 2015.

(2)   Mr. Garth was hired effective March 19, 2015.

(3)   Represents equity-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 – Compensation – Stock Compensation, using the Black-Scholes option pricing model as set forth in Notes to our consolidated financial statements in Item 8.

Employment Agreements

Robert L. Frichtel – On May 1, 2015, we entered into an employment agreement with Mr. Frichtel in order to secure his continued employment as our Chief Executive Officer.  Mr. Frichtel will receive a base salary of $150,000 per year, which may be increased (but not decreased) subject to annual review by the Board of Directors.  Mr. Frichtel will be eligible for an annual discretionary bonus and is entitled to participate in any employee benefit plan we have adopted or may adopt.  The term of the agreement expires on December 31, 2018.  In addition, we entered into an option agreement, pursuant to which Mr. Frichtel will receive options to purchase 300,000 shares of our common stock at a price of $3.75 per share (which price was based on the closing price of our common stock on May 1, 2015), 100,000 of which vested upon execution of Mr. Frichtel’s employment agreement, and provided that Mr. Frichtel remains an employee on each date, 100,000 of which vested on May 1, 2016, and the remaining 100,000 will vest on May 1, 2017.

Hunter Garth – On March 19, 2015, we entered into an employment agreement with Hunter Garth to serve as managing director of IPG.  Mr. Garth will receive a base salary of $120,000 per year.  At the discretion of management and the Board, Mr. Garth may from time to time also receive options to purchase shares of our common stock.

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding at December 31, 2016.

OUTSTANDING EQUITY AWARDS

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options (#)	Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Robert L. Frichtel	December 30, 2016	–	15,000	$3.20	December 29, 2021
	September 7, 2016	–	1,250,000	0.76	September 7, 2019
	July 1, 2016	–	35,000	0.90	July 1, 2019
	April 1, 2016	–	25,000	0.61	April 1, 2019
	December 18, 2015	75,000	–	0.60	December 17, 2018
	August 31, 2015	200,000	–	1.03	August 30, 2018
	June 26, 2015	25,000	–	2.10	June 25, 2018
	May 1, 2015	200,000	100,000	3.75	April 30, 2018

Shelly Whitson	December 30, 2016	–	10,000	3.20	December 29, 2021
	September 7, 2016	–	400,000	0.76	September 7, 2019
	July 1, 2016	–	25,000	0.90	July 1, 2019
	April 1, 2016	–	15,000	0.61	April 1, 2019
	December 18, 2015	25,000	–	0.60	December 17, 2018
	June 26, 2015	25,000	–	2.10	June 26, 2018

Hunter Garth	December 30, 2016	–	10,000	3.20	December 29, 2021
	September 7, 2016	–	400,000	0.76	September 7, 2019
	July 1, 2016	–	20,000	0.90	July 1, 2019
	April 1, 2016	–	15,000	0.61	April 1, 2019
	December 18, 2015	50,000	–	0.60	December 17, 2018
	August 31, 2015	100,000	–	1.03	August 30, 2018

Compensation of Directors

Our directors received the following compensation during the year ended December 31, 2016.

Name	Stock Awards ($)(3)	Option Awards ($)(4)	Total ($)
Michael Feinsod(1)	$192,800	$1,002,533	$1,195,333
Peter Boockvar(2)	–	720,207	720,207
Duncan Levin(3)	–	325,485	325,485

(1)   On August 4, 2014, we entered into the Feinsod Agreement with Michael Feinsod in consideration for serving as Executive Chairman of the Board and as a member of the Board and pursuant to the terms of the Executive Board and Director Agreement.  The Board approved the issuance to Infinity Capital of (a) 200,000 shares of our common stock on August 4, 2014; (b) 1,000,000 shares of our common stock upon the uplisting of our common stock to the OTC Market’s OTCQB; (c) 150,000 shares of our common stock on August 4, 2015; and (d) 150,000 shares of our common stock on August 4, 2016.  During 2016, 150,000 shares of our common stock was issued to Infinity Capital under the Feinsod Agreement.  He also received stock options to purchase shares of our common stock as follows:  (a) 25,000 options at an exercise price of $0.61 per share, (b) 25,000 options at an exercise price of $0.90 per share, (c) 1,250,000 options at an exercise price of $0.76, and (d) 50,000 options at an exercise price of $3.20 per share.  These options vest over a six to twelve month period and expire after three to five years.  In order to extend the DB Option Agreement with Infinity Capital, in March 2016, we granted Infinity Capital warrants to purchase 100,000 shares of our common stock at an exercise price of $0.67 per share with a five year life.

(2)   Mr. Boockvar received stock options to purchase shares of our common stock as follows:  (a) 25,000 options at an exercise price of $0.61 per share, (b) 25,000 options at an exercise price of $0.90 per share, (c) 1,000,000 options at an exercise price of $0.76, and (d) 25,000 options at an exercise price of $3.20 per share.  These options vest over a six to twelve month period and expire after three to five years.

(3)   Mr. Levin received stock options to purchase shares of our common stock as follows:  (a) 100,000 options at an exercise price of $3.07 per share, and (b) 25,000 options at an exercise price of $3.20 per share.  These options vest over a six to twelve month period and expire after three to five years.

(4)   Represents equity-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 – Compensation – Stock Compensation, using the Black-Scholes option pricing model as set forth in the Notes to our consolidated financial statements in Item 8.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 24, 2017: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 24, 2017, there were 19,334,921 shares of our common stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage
5% or Greater Stockholders:
Michael Kelsey (1)	1,209,091	6%
GTC House
18 Station Road
Chesham Bucks HP5 1DH
United Kingdom

Stephen Mann (2)	1,290,909	7%
450 Park Avenue
New York, NY 10022

Named executive officers and directors:

Robert Frichtel (3)	2,756,000	13%
Hunter Garth (4)	1,295,000	6%
Shelly Whitson (5)	480,000	2%
Michael Feinsod (6)	3,604,200	17%
Peter Boockvar (7)	1,350,000	7%
Duncan Levin (8)	125,000	1%
Mark Green (9)	100,000	1%
All officers and directors as a group (7 persons)	9,110,200	35%

(1)

Represents shares of common stock beneficially owned based on a Schedule 13G filed on February 9, 2017.

(2)

Represents shares of common stock beneficially owned based on a Schedule 13G filed on February 9, 2017.

(3)

Includes 831,000 shares of common stock and options to purchase 1,925,000 shares of common stock, based on a Schedule 13D filed on February 14, 2017.

(4)

Includes options to purchase 1,045,000 shares of common stock.

(5)

Includes options to purchase 480,000 shares of common stock.

(6)

Includes 1,115,700 shares of common stock beneficially owned by Mr. Feinsod and Infinity Capital, options to purchase 1,925,000 shares of common stock, warrants to purchase 100,000 shares of common stock from the DB Option, and warrants to purchase 463,500 shares of common stock under the 10% Notes, based on a Schedule 13D filed on February 14, 2017.

(7)

Includes options to purchase 1,300,000 shares of common stock and warrants to purchase 50,000 shares of common stock.

(8)

Includes options to purchase 125,000 shares of common stock.

(9)

Includes options to purchase 100,000 shares of common stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Transactions with Related Persons

In February 2015, we issued a senior secured note to Infinity Capital, as amended in April 2015, bearing interest at 5% payable monthly in arrears commencing June 30, 2015, until the maturity date of August 31, 2015 (the “Infinity Note”).   Infinity Capital, an investment management company, was founded and is controlled by our chairman of the board, Michael Feinsod, a related party.  On July 1, 2015, the outstanding principal and interest of $309,000 was settled by our issuing a 10% private placement note.  Subsequent to the settlement on July 1, 2015, we continued to borrow under the Infinity Note.  On December 31, 2016, we modified the Infinity Note to (a) aggregate the outstanding principal and interest and (b) extend the due date for principal and interest to September 21, 2018.  As of December 31, 2016, we owed $1,370,126 under the Infinity Note.

On November 4, 2015, we entered into an agreement (the “DB Option Agreement”) with Infinity Capital.  Pursuant to the DB Option Agreement, Infinity Capital granted us a six month option to purchase all of its interest in DB Products Arizona, LLC (“DB Arizona”) at Infinity Capital’s actual cost, plus $1.00, or $915,001. The interests for which the option has been granted are Infinity Capital’s 50% equity interest in the membership interests of DB Arizona, and any outstanding unpaid principal and interest owed on promissory note(s) issued by DB Arizona in favor of Infinity Capital for up to $915,000.  DB Arizona is involved in the production and distribution of Dixie Brands, Inc.’s full line of medical cannabis Dixie Elixirs and Edible products in Arizona.  DB Arizona began sales in 2016.  We have no obligation to exercise the option, which expires September 30, 2018.

Director Independence

Mr. Michael Feinsod, Mr. Peter Boockvar, Mr. Duncan Levin and Mr. Mark Green are considered as “independent” directors under the applicable definition of the listing standards of the NASDAQ Capital Market.  Mr. Feinsod is not considered independent for purposes of serving on the audit committee under the NASDAQ Capital Market listing standards.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and the review of financial statements included in our Quarterly Reports on Form 10-Q.  Audit-related fees relate to procedures performed in conjunction with our Form S-1 and Form S-8 filings.  The aggregate fees billed for professional services rendered by our principal accountants, Hall and Company, Inc. and Hartley Moore Accountancy Corp., were as follows:

	2016	2015
Audit	$61,500	$49,000
Audit-related	13,000	–
Tax	–	–
Total	$74,500	$49,000

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

The Board approved all services that our independent accountants provided to us for the years ended December 31, 2016 and 2015.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed with this Report:

Exhibit Number	Exhibit Name
1	Securities Purchase Agreement (Incorporated by reference to the same exhibit filed with our Form 8-K filed August 3, 2015.)
2	Articles of Merger (Acquisition of shares in Advanced Cannabis Solutions) (Incorporated by reference to the same exhibit file with our registration statement on Form S-1, File No. 333-163342.)
3.1	Articles of Incorporation (Incorporated by reference to the same exhibit file with our registration statement on Form S-1, File No. 333-163342.)
3.2	Articles of Amendment (Incorporated by reference to the same exhibit file with our registration statement on Form S-1, File No. 333-163342.)
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to the same exhibit file with our registration statement on Form S-1, File No. 333-163342.)
3.4	Bylaws (Incorporated by reference to the same exhibit file with our registration statement on Form S-1, File No. 333-163342.)
3.5	Articles of Amendment (name change) (Incorporated by reference to the same exhibit filed with our Form 8-K filed September 30, 2014.)

3.6	Articles of Amendment (name change) (Incorporated by reference to the same exhibit filed with our Form 8-K filed June 18, 2015.)
4.1	Senior Secured Note dated February 19, 2015 (Incorporated by reference to the same exhibit filed with our Form 8-K filed February 24, 2015.)
4.2	Warrant dated March 16, 2015 (Incorporated by reference to the same exhibit filed with our Form 8-K filed March 31, 2015.)
4.3	Senior Secured Note dated April 30, 2015 (Incorporated by reference to the same exhibit filed with our Form 8-K filed May 1, 2015.)
4.4	Secured Promissory Note (Incorporated by reference to the same exhibit filed with our Form 8-K filed May 14, 2015.)
4.5	Warrant to Purchase Common Stock (Incorporated by reference to the same exhibit filed with our Form 8-K filed April 6, 2016.)
4.6	Amendment to Warrants to Purchase Shares of Common Stock (Incorporated by reference to the same exhibit filed with our Form 8-K filed December 5, 2016.)
10	Share Exchange Agreement (Incorporated by reference to the same exhibit filed with our Form 8-K filed August 14, 2013.)
10.1	Securities Purchase Agreement (Incorporated by reference to the same exhibit filed with our Form 8-K/A filed January 21, 2014.)
10.2	Warrant (Series C) (Incorporated by reference to the same exhibit filed with our Form 8-K/A filed January 21, 2014.)
10.3	Registration Rights Agreement (Incorporated by reference to the same exhibit filed with our Form 8-K/A filed January 21, 2014.)
10.4	Form of Convertible Note (Incorporated by reference to the same exhibit filed with our Form 8-K/A filed January 21, 2014.)
10.5	Form of Guarantee (Incorporated by reference to the same exhibit filed with our Form 8-K/A filed January 21, 2014.)
10.6	Form of Security Agreement (Incorporated by reference to the same exhibit filed with our Form 8-K/A filed January 21, 2014.)
10.7

Amendment No.1 to the Securities Purchase Agreement and Amendment No.1 to the Warrant to Purchase Common Stock by and between the Company and Full Circle Capital Corporation dated September 24, 2014 (Incorporated by reference to the same exhibit filed with our Form 8-K filed September 30, 2014.)

10.8	Agreement Regarding Sale of Oil and Gas Mapping Business (Incorporated by reference to the same exhibit filed with our registration statement on Form S-1, File No. 333-193890.)
10.9	Note and Deed of Trust (Pueblo County, Colorado purchase) (Incorporated by reference to the same exhibit filed with our registration statement on Form S-1, File No. 333-193890.)
10.10	Form of Convertible Note (Incorporated by reference to the same exhibit filed with our registration statement on Form S-1, File No. 333-193890.)
10.11	Form of Series A Warrant (Incorporated by reference to the same exhibit filed with our registration statement on Form S-1, File No. 333-193890.)
10.12	Form of Series B Warrant (Incorporated by reference to the same exhibit filed with our registration statement on Form S-1, File No. 333-193890.)
10.13	Lease Agreement (Pueblo Property) (Incorporated by reference to the same exhibit filed with our registration statement on Form S-1, File No. 333-193890.)
10.14	Promissory Note (the “Greenhouse”) (Incorporated by reference to the same exhibit filed with our registration statement on Form S-1, File No. 333-193890.)
10.15	Common Stock Warrant dated October 21, 2014 (Incorporated by reference to the same exhibit filed with our Form 8-K filed October 27, 2014.)
10.16

Executive Chairman of the Board and Director Agreement between the Company and Michael Feinsod dated August 4, 2014 (Incorporated by reference to the same exhibit filed with our Form 8-K filed August 5, 2014.)

10.17	Independent Contractor Agreement with Brian Kozel dated October 24, 2014 (Incorporated by reference to the same exhibit filed with our Form 8-K filed November 21, 2014.)
10.18	Asset Purchase Agreement by and among the Company, GC Security LLC and Iron Protection Group LLC (Incorporated by reference to the same exhibit filed with our Form 8-K filed March 16, 2015.)
10.19	Amendment No. 2 to Warrant to Purchase Common Stock (Incorporated by reference to the same exhibit filed with our Form 8-K filed May 6, 2015.)
10.20	Security Agreement (Incorporated by reference to the same exhibit filed with our Form 8-K filed May 14, 2015.)
10.21	Warrant to Purchase Common Stock (Incorporated by reference to the same exhibit filed with our Form 8-K filed May 14, 2015.)
10.22	Employee Nonstatutory Stock Option Agreement (Incorporated by reference to the same exhibit filed with our Form 8-K filed July 16, 2015.)

10.23	Warrant to Purchase Common Stock (Incorporated by reference to the same exhibit filed with our Form 8-K filed August 3, 2015.)
10.24

Asset Purchase Agreement, Bill of Sale, Assignment and Assumption Agreement and Intellectual Property Assignment Agreement (Incorporated by reference to the same exhibits filed with our Form 8-K filed October 1, 2015.)

10.25	Option for the Company to Purchase Note and Equity Interest (Incorporated by reference to the same exhibit filed with our Form 8-K filed November 9, 2015.)
10.26	Amendment to Option to Purchase Note and Equity Interest (Incorporated by reference to the same exhibit filed with our Form 8-K filed June 8, 2016.)
10.27	Warrant to Purchase Common Stock (Incorporated by reference to the same exhibit filed with our Form 8-K filed June 8, 2016.)
10.28	Form of Promissory Note (Incorporated by reference to the same exhibit filed with our Form 8-K filed August 26, 2016.)
10.29	Warrants to Purchase Common Stock (Incorporated by reference to the same exhibit filed with our Form 8-K filed August 26, 2016.)
10.30	Form of Purchase Agreement (Incorporated by reference to the same exhibit filed with our Form 8-K filed September 26, 2016.)
10.31	Form of Promissory Note (Incorporated by reference to the same exhibit filed with our Form 8-K filed September 26, 2016.)
10.32	Form of Security Agreement (Incorporated by reference to the same exhibit filed with our Form 8-K filed September 26, 2016.)
10.33	Form of Series A Warrant (Incorporated by reference to the same exhibit filed with our Form 8-K filed September 26, 2016.)
10.34	Form of Series B Warrant (Incorporated by reference to the same exhibit filed with our Form 8-K filed September 26, 2016.)
14.1*	Code of Ethics
21.1*	Subsidiaries
31.1*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of the Principal Executive and Financial Officers
101	XBRL Interactive Data Files

(*)   Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Robert L. Frichtel	Principal Executive Officer, and a Director	March 30, 2017
Robert L. Frichtel

 In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Frichtel	Principal Executive Officer, and a Director	March 30, 2017
Robert L. Frichtel

/s/ Shelly Whitson	Principal Financial and Accounting Officer	March 30, 2017
Shelly Whitson

/s/ Michael Feinsod	Chairman of the Board of Directors	March 30, 2017
Michael Feinsod

/s/ Peter Boockvar	Director	March 30, 2017
Peter Boockvar

/s/ Mark Green	Director	March 30, 2017
Mark Green

/s/ Duncan Levin	Director	March 30, 2017
Duncan Levin