Form 10-Q
period 2017-03-31
GENERAL CANNABIS CORP
filed 2017-05-12
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended March 31, 2017.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

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

As of May 9, 2017, there were 19,771,714 issued and outstanding shares of the Company’s common stock.

GENERAL CANNABIS CORP

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$407,636	$773,795
Accounts receivable, net	239,421	182,214
Note receivable – related party	–	77,202
Prepaid expenses and other current assets	109,306	76,493
Inventory	9,725	7,981
Total current assets	766,088	1,117,685

Note receivable – related party	107,875	–
Property and equipment, net	1,711,170	1,714,803
Intangible assets, net	16,827	25,383
Total Assets	$2,601,960	$2,857,871

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$281,842	$363,618
Interest payable	17,939	9,806
Deferred rental revenue and customer deposits	62,775	46,155
Derivative warrant liability	12,160,000	23,120,000
Total current liabilities	12,522,556	23,539,579

Notes payable (net of discount)	841,532	815,250
Infinity Note – related party	1,370,126	1,370,126
Tenant deposits	8,854	8,854
Total Liabilities	14,743,068	25,733,809

Commitments and Contingencies	–	–

Stockholders’ Equity (Deficit)
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016	–	–
Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,417,064 shares and 17,128,778 shares issued and outstanding on March 31, 2017 and December 31, 2016, respectively	19,417	17,129
Additional paid-in capital	34,894,715	26,333,988
Accumulated deficit	(47,055,240)	(49,227,055)
Total Stockholders’ Equity (Deficit)	(12,141,108)	(22,875,938)

Total Liabilities & Stockholders’ Equity (Deficit)	$2,601,960	$2,857,871

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2017	2016
REVENUES
Service	$663,334	$636,219
Tenant	32,484	36,369
Product Sales	23,287	19,524
Total revenues	719,105	692,112

COSTS AND EXPENSES
Cost of service revenues	457,696	452,584
Cost of goods sold	18,611	12,492
Selling, general and administrative	723,907	432,137
Share-based expense	1,434,835	600,469
Professional fees	246,606	105,729
Depreciation and amortization	24,572	97,266
Total costs and expenses	2,906,227	1,700,677

OPERATING LOSS	(2,187,122)	(1,008,565)

OTHER (INCOME) EXPENSE
Amortization of debt discount	695,032	135,837
Interest expense	78,031	43,830
Gain on derivative warrant liability	(5,132,000)	–
Total other (income) expense, net	(4,358,937)	179,667

NET INCOME (LOSS)	$2,171,815	$(1,188,232)

PER SHARE DATA
Net income (loss) per share:
Basic	$0.11	$(0.08)
Diluted	(0.10)	(0.08)
Weighted average number of common shares outstanding:
Basic	18,895,657	14,930,256
Diluted	29,825,559	14,930,256

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$2,171,815	$(1,188,232)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of debt discount	695,032	135,837
Gain on derivative warrant liability	(5,132,000)	–
Depreciation and amortization expense	24,572	97,266
Share-based payments	1,434,835	600,469
Changes in operating assets and liabilities:
Accounts receivable	(57,207)	(24,824)
Prepaid expenses and other assets	(36,986)	30,141
Inventory	(1,744)	6,162
Accounts payable and accrued liabilities	(57,023)	95,882
Net cash used in operating activities:	(958,706)	(247,299)

INVESTING ACTIVITIES
Purchase of property and equipment	(12,383)	(2,616)
Lending on Note receivable – related party	(26,500)	–
Net cash used in investing activities	(38,883)	(2,616)

FINANCING ACTIVITIES
Proceeds from exercise of warrants and stock options	631,430	–
Increase in Infinity Note – related party	–	207,500
Payments on notes payable	–	(1,670)
Net cash provided by financing activities	631,430	205,830

NET DECREASE IN CASH	(366,159)	(44,085)
CASH, BEGINNING OF PERIOD	773,795	58,711
CASH, END OF PERIOD	$407,636	$14,626

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$69,496	$24,435

NON-CASH TRANSACTIONS
Portion of warrant derivative liability recorded as additional paid-in capital upon exercise of warrants	$5,828,000	$–
12% Note principal used to exercise 12% Warrants	668,750	–
Issuance of common stock for accrued stock payable	–	25,000

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

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

Security and Cash Transportation Services (“Security Segment”)

In March 2015, we acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company, and will continue to do business as “Iron Protection Group.” Iron Protection Group, or IPG, provides advanced security, including on-site professionals and cash transport, to licensed cannabis cultivators and retail shops.

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

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2016, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of March 31, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results of operations expected for the year ending December 31, 2017.

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

Reclassifications

Certain reclassifications have been made to the prior period segment reporting to conform to the current period presentation related to now including GC Supply in our Operations Segment. Additionally, we classified $15,775 as selling, general and administrative expense, which was previously shown as costs of goods sold in the condensed consolidated statement of operations for the three months ended March 31, 2016.  The reclassifications had no effect on net loss, total assets, or total stockholders’ equity (deficit).

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

•

Michael Feinsod – Chairman of our Board of Directors (“Board”).

•

Infinity Capital West, LLC (“Infinity Capital”) – An investment management company that was founded and is controlled by Michael Feinsod.

•

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

We had an accumulated deficit of $47,055,240 and $49,227,055, respectively, at March 31, 2017 and December 31, 2016, and further losses are anticipated in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

FASB ASU 2016-09 “Compensation – Stock Compensation (Topic 718)” – In March 2016, the FASB issued ASU 2016-09, which includes multiple provisions intended to simplify various aspects of accounting for share-based payments.  The new guidance will require entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled.  It also will allow entities to make a policy election to account for forfeitures as they occur.  This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Adopting this ASU did not have a significant impact on our consolidated financial statements and related disclosures.

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

FASB ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” or ASU 2015-11 - In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt as of the beginning of an annual or interim period. Adopting this ASU did not have a significant impact on our financial position, results of operations and cash flows.

NOTE 2.   NOTE RECEIVABLE – RELATED PARTY

Our note receivable – related party consists of principal of $101,500 and $75,000, respectively, and accrued interest of $6,375 and $2,202, respectively, as of March 31, 2017, and December 31, 2016, due from DB Arizona.  The loan bears interest at 14%, with principal and interest due on May 30, 2017.

DB Arizona is financed with significant debt and has yet to generate positive cash flows from operations.  We have classified the note as long-term, because they do not currently have sufficient resources to satisfy their obligation to us. These conditions do not meet the level of probable loss required to reduce the carrying value. In the future, however, they may be unable to generate sufficient cash flows from operations or to restructure their capital.  Accordingly, there is a reasonable possibility that we may be unable to recover all or a portion of our note receivable from DB Arizona.

NOTE 3.   LONG-LIVED ASSETS

Property and Equipment

Depreciation expense was $16,016 and $12,159, respectively, for the three months ended March 31, 2017 and 2016.  We have not recognized any impairment as of March 31, 2017.

Intangible Assets

Intangible assets $16,827 as of March 31, 2017, consisted of Chiefton brand and graphic designs, with a gross value of $69,400 and accumulated amortization of $52,573, which are being amortized over an estimated useful life of two years.

Amortization expense was $8,556 and $85,107, respectively, for the three months ended March 31, 2017 and 2016.

NOTE 4.    DEBT

Infinity Note – Related Party

In February 2015, we issued a senior secured note to Infinity Capital, as amended in April 2015, bearing interest at 5% payable monthly in arrears commencing June 30, 2015, until the maturity date of August 31, 2015 (the “Infinity Note”).   On December 31, 2016, the Infinity Note was amended to aggregate principal and interest, and extend the due date of principal and interest to September 21, 2018.  No additional advances may be made after December 31, 2016.  The Infinity Note is collateralized by a security interest in substantially all of our assets.  Interest expense for the Infinity Note for the three months ended March 31, 2017 and 2016, was $16,892 and $11,700, respectively, and $16,892 was accrued as of March 31, 2017.

Notes Payable

	March 31, 2017	December 31, 2016
12% Notes	$2,081,250	$2,750,000
Unamortized debt discount	(1,239,718)	(1,934,750)
Long-term portion	$841,532	$815,250

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

Subject to the terms and conditions of the 12% Agreement, each investor was granted fully-vested warrants equal to their note principal times three (the “12% Warrants”), or nine million warrants, with a life of three years.  4.5 million warrants have an exercise price of $0.35 per share and the other 4.5 million warrants have an exercise price of $0.70 per share.  Should we issue any equity-based instruments at a price lower than the exercise price(s) of the 12% Warrants, other than under our Incentive Plan, the exercise price(s) of the 12% Warrants will be adjusted to the lower price.  The 12% Warrants may be exercised at the option of the holder (a) by paying cash, (b) by applying the amount due under the 12% Notes as consideration, or (c) if there is no effective registration statement for the 12% Warrants within six months of being granted, the holder may exercise on a cashless basis.  The registration statement related to the 12% Warrants was declared effective on December 23, 2016.  If our common stock closes above $5.00 for ten consecutive days, we may call the warrants, giving the warrant holders 30 days to exercise.  Since the 12% Warrants include a clause requiring repricing, the warrants are considered to be a derivative that is recorded as a liability at fair value.

We received $2,450,000 of cash for issuing the 12% Notes.  $300,000 of 10% Notes and $250,000 of the 14% Greenhouse Mortgage were converted into 12% Notes.  We concluded that these conversions met the criteria for a debt extinguishment and, accordingly, recorded a loss on extinguishment of $1,728,280 during the year ended December 31, 2016.  The loss on extinguishment represents the fair value of the 12% Warrants issued to the previous 10% Note holders and the 14% Greenhouse Mortgage lender.  The initial fair value of the 12% Warrants not associated with the conversions was recorded as a debt discount of $2,450,000 and interest expense of $5,189,000.  The 12% Notes are otherwise treated as conventional debt.

The Infinity Note and the 12% Notes, totaling $3,451,376, are due and payable on September 21, 2018.

NOTE 5.  DERIVATIVE WARRANT LIABILITY

On September 21, 2016, in connection with the 12% Notes, we issued the 12% Warrants, which are treated as a derivative liability and adjusted to fair value at the end of each period.  The underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability during the three months ended March 31, 2017 were:

Stock price on valuation date	$ 2.21 – 3.25
Risk-free interest rate	1.3 – 1.5%
Expected dividend yield	–
Expected term (in years)	2.5 – 2.7
Expected volatility	146 – 153%
Number of iterations	5

Changes in the derivative warrant liability were as follows:

December 31, 2016	$23,120,000
Decrease in fair value	(5,132,000)
Reclassification to additional paid-in capital upon exercise of warrants	(5,828,000)
March 31, 2017	$12,160,000

NOTE 6.   COMMITMENTS AND CONTINGENCIES

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

NOTE 7.   STOCKHOLDERS’ EQUITY

Share-based expense consisted of the following:

	Three months ended March 31,
	2017	2016
Employee Awards	$1,409,395	$452,621
Consulting Awards	25,440	10,100
Feinsod Agreement	–	82,648
DB Option Agreement	–	55,100
	$1,434,835	$600,469

Employee Stock Options

On October 29, 2014, the Board authorized the adoption of, and on June 26, 2015, our stockholders ratified, our 2014 Equity Incentive Plan (the “Incentive Plan”).  The Incentive Plan provides for the issuance of up to 10 million shares of our common stock, and is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning our long term interests with participants.  In April 2016, we filed a Registration Statement on Form S-8 (the “Registration Statement”), which automatically became effective in May 2016.  The Registration Statement relates to 10,000,000 shares of our common stock, which are issuable pursuant to, or upon exercise of, options that have been granted or may be granted under our Incentive Plan.

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  The following summarizes the Black-Scholes assumptions used for Employee Awards granted during the three months ended March 31, 2017:

Exercise price	$ 2.41 – 3.00
Stock price on date of grant	$ 2.41 – 3.00
Volatility	148 – 153%
Risk-free interest rate	1.7 – 1.9%
Expected life (years)	4.0 – 5.0
Dividend yield	–

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	8,818,400	$1.04
Granted	277,400	2.48
Exercised	(116,000)	1.02
Forfeited	(131,650)	0.71
Outstanding at March 31, 2017	8,848,150	1.09	2.4	$6,557,028

Exercisable at March 31, 2017	4,776,500	$1.07	2.2	$3,887,165

Based on our estimated forfeiture rates, we expect 4,052,292 Employee Awards will vest.  As of March 31, 2017, there was approximately $1,904,753 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of five months.

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

No Consulting Award warrants were issued during the three months ended March 31, 2017.

Stock for Consulting Services

During the three months ended March 31, 2017, we issued 8,000 shares to a third party for marketing services.

Warrants with Debt

The following summarizes warrants issued with debt:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	9,025,843	$0.63
Exercised	(2,164,286)	$0.56
Outstanding and exercisable at March 31, 2017	6,861,557	$0.64	2.5	$12,224,080

NOTE 8.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period.  Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised as of the first day of the reporting period, along with the impact of those dilutive securities on net income (loss).

	Three months ended March 31,
	2017	2016
Net income (loss)	$2,171,815	$(1,188,232)
Gain on derivative warrant liability	(5,132,000)	–
	$(2,960,185)	$(1,188,232)

Weighted average outstanding shares of common stock	18,895,657	14,930,256
Warrants – Debt	5,979,496	–
Stock options	4,821,906	–
Other warrants	128,500	–
Common stock and equivalents	29,825,559	14,930,256

Net income (loss) per share
Basic	$0.11	$(0.08)
Diluted	(0.10)	(0.08)

In 2016, outstanding stock options and common stock warrants are considered anti-dilutive because we were in a net loss position.

NOTE 9.   SUBSEQUENT EVENTS

Subsequent to March 31, 2017, and up to the date of this filing, 300,000 shares of our common stock were issued upon the exercise of 12% Warrants for consideration of $175,000 in cash.

NOTE 10.   SEGMENT INFORMATION

Our operations are organized into four segments: Security and Cash Management Services; Marketing and Products; Consulting and Advisory; and Finance and Real Estate.  All revenue originates and all assets are located in the United States.  We have revised our disclosure to correspond to the information provided to the chief operating decision maker.

Three months ended March 31

2017	Security	Marketing	Operations	Finance	Total
Revenues, net	$425,138	$44,287	$217,196	$32,484	$719,105
Costs and expenses	(483,881)	(140,567)	(210,264)	(13,047)	(847,759)
	$(58,743)	$(96,280)	$6,932	$19,437	(128,654)
Corporate					2,300,469
				Net income	$2,171,815

2016	Security	Marketing	Operations	Finance	Total
Revenues, net	$507,531	$49,147	$99,065	$36,369	$692,112
Costs and expenses	(541,396)	(55,831)	(93,738)	(11,786)	(702,751)
Other expense	–	–	–	(3,352)	(3,352)
	$(33,865)	$(6,684)	$5,327	$21,231	(13,991)
Corporate					(1,174,241)
				Net loss	$(1,188,232)

Total assets	March 31, 2017	December 31, 2016
Security	$209,703	$141,140
Marketing	73,785	50,919
Operations	157,840	55,750
Finance	537,480	515,205
Corporate	1,623,152	2,094,857
	$2,601,960	$2,857,871

All assets are located in the United States.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year.  This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related notes and MD&A of Financial Condition and Results of operations appearing in our Annual Report on Form 10-K as of and for the years ended December 31, 2016 and 2015. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

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

When this report uses the words “we,” “us,” “our,” or “GCC” and the “Company,” they refer to General Cannabis Corp (formerly, “Advanced Cannabis Solutions, Inc.”).

Our Products, Services and Customers

We operate in a rapidly evolving and highly regulated industry that, as has been estimated by some, will exceed $30 billion in revenue by the year 2020.  We have been and will continue to be aggressive in executing acquisitions and pursuing other opportunities that we believe will benefit us in the long-term.

Through our reporting segments, we provide products and services to the regulated cannabis industry, which include the following:

Security and Cash Transportation Services (“Security Segment”)

We provide advanced security, including on-site professionals and cash transport, to licensed cannabis cultivators and retail shops, under the business name Iron Protection Group (“IPG”).  The drop in wholesale prices in Colorado has negatively impacted security services in Colorado, as grow facilities and retailers seek cheaper alternatives or curtail services.  We have taken the initial steps to begin providing security services in California, which recently legalized recreational cannabis, in addition to previously legal medical marijuana.

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

In the fourth quarter of 2016 and the first quarter of 2017, we have added personnel to the Marketing Segment in advance of trying to expand our goods and services nationwide.  We now have the capacity of a full service marketing agency as well as the resources to expand our clothing lines.  Chiefton also supports our other segments with marketing designs and apparel.

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

Consolidated Results

	Three months ended March 31,			Percent
	2017	2016	Change	Change
Revenues	$719,105	$692,112	$26,993	4%
Costs and expenses	(2,906,227)	(1,700,677)	(1,205,550)	71%
Other income (expense)	4,358,937	(179,667)	4,538,604	N/A
Net income (loss)	$2,171,815	$(1,188,232)	$3,360,047	N/A

Revenues

Revenue for 2017 increased primarily due to (a) a $118,000 increase in revenue in our Operations Segment, related primarily to assisting companies acquire licenses in states that recently legalized cannabis; offset by (b) an $82,000 decrease in revenue for our Security Segment, related primarily to the loss of a significant customer due to the drop in wholesale cannabis prices in Colorado.

Costs and expenses

	Three months ended March 31,			Percent
	2017	2016	Change	Change
Cost of service revenues	$457,696	$452,584	$5,112	1%
Cost of goods sold	18,611	12,492	6,119	49%
Selling, general and administrative	723,907	432,137	291,770	68%
Share-based expense	1,434,835	600,469	834,366	139%
Professional fees	246,606	105,729	140,877	133%
Depreciation and amortization	24,572	97,266	(72,694)	(75)%
	$2,906,227	$1,700,677	$1,205,550	71%

Cost of service revenues remained relatively flat, as the increase in costs for our Operations Segment were offset by a decrease in costs for our Securities Segment.  Cost of goods sold increased due to an increase in product sales, including an increase in products sold by Operations Segment, which have smaller margins than apparel sold by our Marketing Segment.

Selling, general and administrative expense increased in 2017 primarily due to increases for (a) marketing and promotion; (b) premiums for liability, and directors and officers insurance; (c) legal fees associated with our stock registration and general corporate purposes, and (d) additional personnel added to our corporate and segment teams.

Share-based expense included the following:

	Three months ended March 31,
	2017	2016
Employee Awards	$1,409,395	$452,621
Consulting Awards	25,440	10,100
Feinsod Agreement	–	82,648
DB Option Agreement warrants	–	55,100
	$1,434,835	$600,469

Employee awards are issued under our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015.  Consulting Awards are granted to third parties in lieu of cash for services provided.  On August 4, 2014, pursuant to an agreement with Michael Feinsod (“Feinsod”), our Board of Directors (the “Board”) appointed Feinsod Chairman of the Board and approved a compensatory agreement with Infinity Capital, LLC (“Infinity Capital”), an investment management company founded and controlled by him.  Under the agreement, we issued 200,000 shares of our common stock in 2014 and committed to issuing an additional 150,000 shares in 2015 and 150,000 shares in 2016.  The 200,000 shares were expensed immediately, while the additional shares are being expensed ratably through their issue date.  Additionally, when our common stock was uplisted to the OTC Market’s OTCQB in May 2015, we issued 1,000,000 shares of our common stock to Infinity Capital and recorded expense of $2,966,500.  In March 2016, we extended the DB Option Agreement and issued 100,000 warrants for our common stock.

Professional fees consist primarily of accounting and legal expenses, and increased in 2017 due to our registration statements and general corporate matters.

Depreciation and amortization expense decreased because the intangibles from the IPG acquisition were fully impaired as of December 31, 2016, and are no longer being amortized.

Other (Income) Expense

	Three months ended March 31,
	2017	2016
Amortization of debt discount	$695,032	$135,837
Interest expense	78,031	48,830
Gain on derivative warrant liability	(5,132,000)	–
	$(4,358,937)	$179,667

Interest expense and amortization of debt discount are both higher in 2017 compared to 2016, because outstanding debt as of March 31, 2017 and 2016, was $3.5 million and $1.4 million, respectively.  Amortization of debt discount in 2017 also includes amounts immediately expensed upon the exercise of 12% Warrants through the reduction of principal for the related 12% Notes.  A decrease in the fair value of the derivative warrant liability, associated with the warrants issued with the 12% Notes in September 2016, results in a gain.  The fair value decreased primarily due to a decrease in the price of our common stock between December 31, 2016 and March 31, 2017.

Security and Cash Transportation Services

	Three months ended March 31,			Percent
	2017	2016	Change	Change
Revenues	$425,138	$507,531	$(82,393)	(16)%
Costs and expenses	(483,881)	(541,396)	(57,515)	(11)%
	$(58,743)	$(33,865)	$(24,878)	73%

Revenues decreased in 2017 primarily from the loss of a significant customer due to the drop in wholesale cannabis prices in Colorado.  The decrease in costs and expenses corresponds to the decrease in revenue, as it relates primarily to direct costs associated with providing services.

Marketing Consulting and Apparel

	Three months ended March 31,			Percent
	2017	2016	Change	Change
Revenues	$44,287	$49,147	$(4,860)	(10)%
Costs and expenses	(140,567)	(55,831)	(84,736)	152%
	$(96,280)	$(6,684)	$(89,596)	1,340%

In 2017, we have been focusing on launching our marketing agency and developing our spring clothing line.  This led to a drop in apparel sales and a slight increase in consulting revenue.  Adding personnel to staff a full service marketing agency significantly increased our costs and expenses, along with expanded marketing efforts associated with the launch.

Operations Consulting and Products

	Three months ended March 31,			Percent
	2017	2016	Change	Change
Revenues	$217,196	$99,065	$118,131	119%
Costs and expenses	(210,264)	(93,738)	(116,526)	124%
	$6,932	$5,327	$1,605	30%

Increased revenues in 2017 primarily related to assisting companies submitting applications to acquire licenses in states that recently legalized cannabis.  Costs and expenses increased in 2017 primarily due to hiring new consultants to meet current and future demand for services.

Finance and Real Estate

	Three months ended March 31,			Percent
	2017	2016	Change	Change
Revenues	$32,484	$36,369	$(3,885)	(11)%
Costs and expenses	(13,047)	(11,786)	(1,261)	11%
Interest expense	–	(3,352)	3,352	(100)%
	$19,437	$21,231	$(1,794)	(8)%

Revenue from leasing our Pueblo facility remained steady between 2017 and 2016.  Revenue fluctuates in 2017 compared to 2016, due to lease revenue for The Greenhouse.  We continue to renovate The Greenhouse and are pursuing new tenants in anticipation of being able to generate additional revenue from currently available space.  Costs and expenses increased in 2017 compared to 2016, associated with The Greenhouse.  Interest expense represents the interest for the mortgage on our Pueblo facility, which was paid off in September 2016.

Liquidity and Capital Resources

We had cash of $407,636 and $773,795, respectively, as of March 31, 2017 and December 31, 2016.  Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(958,706)	$(247,299)
Net cash used in investing activities	(38,883)	(2,616)
Net cash provided by financing activities	$631,430	$205,830

Net cash used in operating activities increased in 2017 by $711,407 compared to 2016, primarily due to a larger operating loss.  We have added personnel to our Operations Segment and Marketing Segment in advance of growth opportunities.  We also continue to add personnel to our corporate infrastructure and expanded our corporate marketing efforts.  Where possible, we continue to use non-cash equity-based instruments to obtain consulting services and compensate employees.

Net cash used in investing activities in 2017 relates primarily to our loan to DB Arizona.

Net cash provided by financing activities in 2017 was from the exercise of warrants and stock options.  In 2016, we borrowed $207,500 from Infinity Capital.

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

	Three months ended March 31,
	2017	2016
Net income (loss)	$2,171,815	$(1,188,232)
Adjustments:
Share-based expense	1,434,835	600,469
Depreciation and amortization	24,572	97,266
Amortization of debt discount	695,032	135,837
Interest expense	78,031	43,830
Net gain on derivative liability	(5,132,000)	–
Total adjustments	(2,899,530)	877,402
Adjusted EBITDA	$(727,715)	$(310,830)

Per share:
Net income (loss) – Basic	$0.11	$(0.08)
Net income (loss) – Diluted	(0.10)	(0.08)
Adjusted EBITDA – Basic and Diluted	(0.04)	(0.02)

Weighted-average shares outstanding:
Net income (loss) – Basic	18,895,657	14,930,256
Net income (loss) – Diluted	29,825,559	14,930,256
Adjusted EBITDA – Basic and Diluted	17,128,778	14,915,421

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, and Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of March 31, 2017.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2017, we issued 8,000 shares of our common stock to Lumentus LLC in exchange for marketing services.

The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, pursuant to Section 4(a)(2) of the Securities Act. The shares of common stock have not been registered under the Securities Act, or state securities laws, and may not be offered or sold in the United States without being registered with the SEC or through an applicable exemption from SEC registration requirements.

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

GENERAL CANNABIS CORP

Date: May 12, 2017	By:	/s/Robert Frichtel
Robert Frichtel, Principal Executive Officer

	By:	/s/ Shelly Whitson
Shelly Whitson, Principal Financial and Accounting Officer