Form 10-Q
period 2017-06-30
GENERAL CANNABIS CORP
filed 2017-08-07
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended June 30, 2017.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

6565 East Evans Avenue
Denver, CO 80224
(Address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes   ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐       No  ☑

As of August 1, 2017, there were 20,851,815 issued and outstanding shares of the Company’s common stock.

GENERAL CANNABIS CORP

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$277,118	$773,795
Accounts receivable, net	218,353	182,214
Note receivable – DB Arizona	--	77,202
Prepaid expenses and other current assets	165,254	76,493
Inventory	41,452	7,981
Total current assets	702,177	1,117,685

Note receivable – DB Arizona	217,684	--
Property and equipment, net	1,704,049	1,714,803
Intangible assets, net	8,176	25,383
Total Assets	$2,632,086	$2,857,871

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$248,676	$363,618
Interest payable	35,019	9,806
Deferred rental revenue and customer deposits	127,824	46,155
Derivative warrant liability	7,660,000	23,120,000
Total current liabilities	8,071,519	23,539,579

Notes payable (net of discount)	996,032	815,250
Infinity Note – related party	1,370,126	1,370,126
Tenant deposits	8,854	8,854
Total Liabilities	10,446,531	25,733,809

Commitments and Contingencies	--	--

Stockholders’ Equity (Deficit)
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016	--	--
Common Stock, $0.001 par value; 100,000,000 shares authorized; 20,598,982 shares and 17,128,778 shares issued and outstanding on June 30, 2017 and December 31, 2016, respectively	20,599	17,129
Additional paid-in capital	37,753,687	26,333,988
Accumulated deficit	(45,588,731)	(49,227,055)
Total Stockholders’ Equity (Deficit)	(7,814,445)	(22,875,938)

Total Liabilities & Stockholders’ Equity (Deficit)	$2,632,086	$2,857,871

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
REVENUES
Service	$605,828	$647,876	$1,265,543	$1,284,095
Rent and interest	30,246	31,464	66,349	67,833
Product Sales	197,531	22,602	220,818	42,126
Total revenues	833,605	701,942	1,552,710	1,394,054

COSTS AND EXPENSES
Cost of service revenues	461,125	505,180	1,005,087	982,787
Cost of goods sold	189,507	31,165	208,118	43,657
Selling, general and administrative	681,071	329,505	1,318,712	736,619
Share-based expense	721,094	501,505	2,155,929	1,101,974
Professional fees	81,682	75,457	328,288	181,186
Depreciation and amortization	24,331	97,075	48,903	194,341
Total costs and expenses	2,158,810	1,539,887	5,065,037	3,240,564

OPERATING LOSS	(1,325,205)	(837,945)	(3,512,327)	(1,846,510)

OTHER (INCOME) EXPENSE
Amortization of debt discount	154,500	79,781	849,532	215,618
Interest expense	80,786	60,745	158,817	104,575
Loss on extinguishment of debt	--	358,000	--	358,000
Gain on derivative warrant liability	(3,027,000)	--	(8,159,000)	--
Total other (income) expense, net	(2,791,714)	498,526	(7,150,651)	678,193

NET INCOME (LOSS)	$1,466,509	$(1,336,471)	$3,638,324	$(2,524,703)

PER SHARE DATA
Net income (loss) per share:
Basic	$0.07	$(0.09)	$0.19	$(0.17)
Diluted	(0.05)	(0.09)	(0.16)	(0.17)
Weighted average number of common shares outstanding:
Basic	19,939,875	15,384,762	19,420,651	15,157,509
Diluted	28,815,642	15,384,762	28,627,311	15,157,509

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$3,638,324	$(2,524,703)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of debt discount	849,532	215,618
Loss on extinguishment of debt	--	358,000
Gain on derivative warrant liability	(8,159,000)	--
Depreciation and amortization expense	48,903	194,341
Share-based payments	2,155,929	1,101,974
Changes in operating assets and liabilities:
Accounts receivable	(36,139)	(36,257)
Prepaid expenses and other assets	(96,743)	26,724
Inventory	(33,471)	(13,696)
Accounts payable and accrued liabilities	(8,060)	243,904
Net cash used in operating activities:	(1,640,725)	(434,095)

INVESTING ACTIVITIES
Purchase of property and equipment	(20,942)	(4,340)
Lending on Note receivable – related party	(26,500)	--
Purchase of GC Finance Arizona LLC	(106,000)	--
Net cash used in investing activities	(153,442)	(4,340)

FINANCING ACTIVITIES
Proceeds from exercise of warrants and stock options	1,297,490	--
Increase in Infinity Note – related party	--	437,500
Payments on notes payable	--	(3,376)
Net cash provided by financing activities	1,297,490	434,124

NET DECREASE IN CASH	(496,677)	(4,311)
CASH, BEGINNING OF PERIOD	773,795	58,711
CASH, END OF PERIOD	$277,118	$54,400

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$131,763	$62,627

NON-CASH TRANSACTIONS
Portion of warrant derivative liability recorded as additional paid-in capital upon exercise of warrants	$7,301,000	$--
12% Note principal used to exercise 12% Warrants	668,750	--
Issuance of common stock for accrued stock payable	--	1,069,775

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

DB Products Arizona, LLC

In June 2017, we purchased 100% of the ownership interests in GC Finance Arizona LLC (“GC Finance Arizona”) from Infinity Capital for $106,000 in cash.  GC Finance Arizona holds a 50% ownership interest in DB Products Arizona, LLC (“DB Arizona”), an $825,000 loan to DB Arizona, and no liabilities.  We expect future positive cash flows, if any, will first go towards paying the holders of DB Arizona’s notes payable.  Accordingly, we allocated the entire consideration of $106,000 to the note receivable from DB Arizona.

We have determined that DB Arizona is a variable interest entity.  The other 50% owner owns the building in which DB Arizona operates, and holds the Arizona cannabis license required for DB Arizona to extract cannabis oil and sell cannabis oil-infused products.  Accordingly, the other owner is the primary beneficiary, as they have the power to direct activities that most significantly impact the economic performance of DB Arizona.  We will treat our 50% ownership in DB Arizona as an equity investment.

As of June 30, 2017, DB Arizona had total assets of $1,412,000, total liabilities of $2,471,000, and for the six months ended June 30, 2017, total revenues of $447,000 and a net loss of $333,000.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2016, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of June 30, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results of operations expected for the year ending December 31, 2017.

The condensed consolidated financial statements include the results of GCC and its five wholly-owned subsidiary companies: (a) ACS Colorado Corp., a Colorado corporation formed in 2013; (b) Advanced Cannabis Solutions Corporation, a Colorado corporation formed in 2013; (c) 6565 E. Evans Avenue LLC, a Colorado limited liability company formed in 2014; (d) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; (e) GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015; and (f) GC Finance Arizona LLC (“GC Finance Arizona”), an Arizona limited liability company .  Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, ACS Corp., which was formed in Colorado on June 6, 2013.  Intercompany accounts and transactions have been eliminated.

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

•

GC Finance Arizona – A company owned 100% by Infinity Capital prior to our purchase in June 2017.

•

DB Arizona – A company that borrowed $825,000 from GC Finance Arizona, which also holds a 50% ownership interest in DB Arizona.  Prior to our purchase in June 2017, we did not possess the ability to influence DB Arizona and DB Arizona did not have the ability to influence us.  We include DB Arizona as a related party due to our relationship with Michael Feinsod and Infinity capital, and their relationship with DB Arizona.

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

We had an accumulated deficit of $45,588,731 and $49,227,055, respectively, at June 30, 2017 and December 31, 2016, and further losses are anticipated in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recently Issued Accounting Standards

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2017-09 “Scope of Modification Accounting (Topic 718)” – In May 2017, the FASB issued 2017-09.  The guidance clarifies the accounting for when the terms of a share-based award are modified.  The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years, with early adoption permitted.  This new guidance would only impact our financial statements if, in the future, we modified the terms of any of our share-based awards.

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

FASB ASU 2017-01 “Clarifying the Definition of a Business (Topic 805)” – In January 2017, the FASB issued 2017-01.  The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business.  The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606.  The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years.  Adoption of this ASU is not expected to have a significant impact on our consolidated results of operations, cash flows and financial position.

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

FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)” – In April 2016, the FASB issued ASU 2016-10, to clarify identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

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

NOTE 2.   NOTES RECEIVABLE – DB ARIZONA

Our notes receivable – DB Arizona include accrued interest of $10,184 and $2,202, respectively, as of June 30, 2017 and December 31, 2016.  The loans bear interest at 14%, with principal and interest due on May 30, 2017.  The face value of the notes includes $101,500 that we loaned directly to DB Arizona and $825,000 that we acquired when we purchased GC Finance Arizona in June 2017 for $106,000.  At the time of the purchase, we estimated the fair value of the $825,000 note, which is subordinate to the $101,500 note, to be $106,000.

DB Arizona is financed with significant debt and has yet to generate positive cash flows from operations.  We have classified the notes as long-term, because DB Arizona does not currently have sufficient resources to satisfy their obligation to us and the notes are in default.  These conditions do not meet the level of probable loss required to reduce the carrying value.  In the future, however, they may be unable to generate sufficient cash flows from operations or to restructure their capital.  Accordingly, there is a reasonable possibility that we may be unable to recover all or a portion of our notes receivable from DB Arizona.

NOTE 3.   LONG-LIVED ASSETS

Property and Equipment

Depreciation expense was $15,680 and $11,967, respectively, for the three months ended June 30, 2017 and 2016, and $31,696 and $24,126, respectively, for the six months ended June 30, 2017 and 2016.  We have not recognized any impairment as of June 30, 2017.

Intangible Assets

Intangible assets of $8,176 as of June 30, 2017, consisted of Chiefton brand and graphic designs, with a gross value of $69,400 and accumulated amortization of $61,224, which are being amortized over an estimated useful life of two years.

Amortization expense was $8,651 and $85,108, respectively, for the three months ended June 30, 2017 and 2016, and $17,207 and $170,215, respectively, for the six months ended June 30, 2017 and 2016.

NOTE 4.    DEBT

Infinity Note – Related Party

In February 2015, we issued a senior secured note to Infinity Capital, as amended in April 2015, bearing interest at 5% payable monthly in arrears commencing June 30, 2015, until the maturity date of August 31, 2015 (the “Infinity Note”).   On December 31, 2016, the Infinity Note was amended to aggregate principal and interest, and extend the due date of principal and interest to September 21, 2018.  No additional advances may be made after December 31, 2016.  The Infinity Note is collateralized by a security interest in substantially all of our assets.  Interest expense for the Infinity Note for the six months ended June 30, 2017 and 2016, was $33,972 and $26,540, respectively, and $33,972 was accrued as of June 30, 2017. The Infinity Note is subordinate to the 12% Notes.

Notes Payable

	June 30, 2017	December 31, 2016
12% Notes	$2,081,250	$2,750,000
Unamortized debt discount	(1,085,218)	(1,934,750)
Long-term portion	$996,032	$815,250

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

The Infinity Note and the 12% Notes, totaling $3,451,376, are due and payable on September 21, 2018.

NOTE 5.  DERIVATIVE WARRANT LIABILITY

On September 21, 2016, in connection with the 12% Notes, we issued the 12% Warrants, which are treated as a derivative liability and adjusted to fair value at the end of each period.  The underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability were:

Three months ended
	June 30, 2017	March 31, 2017
Stock price on valuation date	$ 1.37 – 2.20	$ 2.21 – 3.25
Risk-free interest rate	1.3 – 1.4%	1.3 – 1.5%
Expected dividend yield	--	--
Expected term (in years)	2.2 – 2.5	2.5 – 2.7
Expected volatility	131 – 134%	146 – 153%
Number of iterations	5	5

Changes in the derivative warrant liability were as follows:

December 31, 2016	$23,120,000
Decrease in fair value	(8,159,000)
Reclassification to additional paid-in capital upon exercise of warrants	(7,301,000)
June 30, 2017	$7,660,000

NOTE 6.   COMMITMENTS AND CONTINGENCIES

Legal

To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 7.   STOCKHOLDERS’ EQUITY

Share-based expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Employee Awards	$721,094	$381,441	$2,130,489	$834,062
Consulting Awards	--	37,416	25,440	47,516
Feinsod Agreement	--	82,648	--	165,296
DB Option Agreement	--	--	--	55,100
	$721,094	$501,505	$2,155,929	$1,101,974

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

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  The following summarizes the Black-Scholes assumptions used for Employee Awards granted:

Three months ended
	June 30, 2017	March 31, 2017
Exercise price	$ 1.92	$ 2.41 – 3.00
Stock price on date of grant	$ 1.92	$ 2.41 – 3.00
Volatility	145%	148 -- 153%
Risk-free interest rate	1.8%	1.7 – 1.9%
Expected life (years)	5.0	4.0 – 5.0
Dividend yield	--	--

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	8,818,400	$1.04
Granted	522,000	2.18
Exercised	(281,491)	0.75
Forfeited	(490,500)	1.04
Outstanding at June 30, 2017	8,568,409	1.12	2.3	$6,021,971

Exercisable at June 30, 2017	4,908,359	$1.14	2.0	$3,296,177

Based on our estimated forfeiture rates, we expect 3,649,026 Employee Awards will vest.  As of June 30, 2017, there was approximately $1,430,774 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of three months.

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

No Consulting Award warrants were issued during the six months ended June 30, 2017.

Stock for Consulting Services

During the six months ended June 30, 2017, we issued 8,000 shares to a third party for marketing services.

Warrants with Debt

The following summarizes warrants issued with debt:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	9,025,843	$0.63
Exercised	(3,180,713)	$0.55
Outstanding and exercisable at June 30, 2017	5,845,130	$0.66	2.3	$7,642,373

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$1,466,509	$(1,336,471)	$3,638,324	$(2,524,703)
Gain on derivative warrant liability	(3,027,000)	--	(8,159,000)	--
	$(1,560,491)	$(1,336,471)	$(4,520,676)	$(2,524,703)

Weighted average outstanding shares of common stock	19,939,875	15,384,762	19,420,651	15,157,509
Warrants -- Debt	4,942,734	--	5,099,319	--
Stock options	3,833,693	--	3,989,555	--
Other warrants	99,340	--	117,786	--
Common stock and equivalents	28,815,642	15,384,762	28,627,311	15,157,509

Net income (loss) per share
Basic	$0.07	$(0.09)	$0.19	$(0.17)
Diluted	(0.05)	(0.09)	(0.16)	(0.17)

In 2016, outstanding stock options and common stock warrants are considered anti-dilutive because we were in a net loss position.

NOTE 9.   SUBSEQUENT EVENTS

Subsequent to June 30, 2017, and up to the date of this filing, 196,874 shares of our common stock were issued upon the exercise of warrants issued with debt in 2015 for consideration of $236,250 in cash, and 55,959 shares of our common stock were issued upon the exercise of stock options for consideration of $43,249 in cash.

NOTE 10.   SEGMENT INFORMATION

Our operations are organized into four segments: Security and Cash Management Services; Marketing Consulting and Apparel; Operations Consulting and Products; and Finance and Real Estate.  All revenue originates and all assets are located in the United States.  We have revised our disclosure to correspond to the information provided to the chief operating decision maker.

Three months ended June 30

2017	Security	Marketing	Operations	Finance	Total
Revenues, net	$364,306	$69,535	$365,900	$33,864	$833,605
Costs and expenses	(483,898)	(140,408)	(405,535)	(14,727)	(1,044,568)
	$(119,592)	$(70,873)	$(39,635)	$19,137	(210,963)
Corporate					1,677,472
				Net income	$1,466,509

2016	Security	Marketing	Operations	Finance	Total
Revenues, net	$531,663	$66,014	$72,801	$31,464	$701,942
Costs and expenses	(534,620)	(69,270)	(110,046)	(11,593)	(725,529)
Other expense	--	--	--	(1,110)	(1,110)
	$(2,957)	$(3,256)	$(37,245)	$18,761	(24,697)
Corporate					(1,311,774)
				Net loss	$(1,336,471)

Six months ended June 30

2017	Security	Marketing	Operations	Finance	Total
Revenues, net	$789,444	$113,822	$583,096	$66,348	$1,552,710
Costs and expenses	(967,779)	(280,975)	(615,799)	(27,774)	(1,892,327)
	$(178,335)	$(167,153)	$(32,703)	$38,574	(339,617)
Corporate					3,977,941
				Net income	$3,638,324

2016	Security	Marketing	Operations	Finance	Total
Revenues, net	$1,039,194	$115,161	$171,866	$67,833	$1,394,054
Costs and expenses	(1,076,016)	(125,101)	(203,784)	(23,379)	(1,428,280)
Other expense	--	--	--	(4,462)	(4,462)
	$(36,822)	$(9,940)	$(31,918)	$39,992	(38,688)
Corporate					(2,486,015)
				Net loss	$(2,524,703)

Total assets	June 30, 2017	December 31, 2016
Security	$140,783	$141,140
Marketing	67,937	50,919
Operations	92,943	55,750
Finance	659,172	515,205
Corporate	1,671,251	2,094,857
	$2,632,086	$2,857,871

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

Results of Operations

The following tables set forth, for the periods indicated, condensed statements of operations data.  The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

Consolidated Results

	Three months ended June 30,			Percent
	2017	2016	Change	Change
Revenues	$833,605	$701,942	$131,663	19%
Costs and expenses	(2,158,810)	(1,539,887)	(618,923)	40%
Other income (expense)	2,791,714	(498,526)	3,290,240	(660)%
Net income (loss)	$1,466,509	$(1,336,471)	$2,802,980	(210)%

	Six months ended June 30,			Percent
	2017	2016	Change	Change
Revenues	$1,552,710	$1,394,054	$158,656	11%
Costs and expenses	(5,065,037)	(3,240,564)	(1,824,473)	56%
Other income (expense)	7,150,651	(678,193)	7,828,844	(1,154)%
Net income (loss)	$3,638,324	$(2,524,703)	$6,163,027	(244)%

Revenues

Revenues increased primarily due to (a) an increase in revenue in our Operations Segment, related primarily to product sales and assisting companies acquire licenses in states that recently legalized cannabis; offset by (b) a decrease in revenue for our Security Segment, related primarily to the loss of a significant customer due to the drop in wholesale cannabis prices in Colorado.

Costs and expenses

	Three months ended June 30,			Percent
	2017	2016	Change	Change
Cost of service revenues	$461,125	$505,180	$(44,055)	(9)%
Cost of goods sold	189,507	31,165	158,342	508%
Selling, general and administrative	681,071	329,505	351,566	107%
Share-based expense	721,094	501,505	219,589	44%
Professional fees	81,682	75,457	6,225	8%
Depreciation and amortization	24,331	97,075	(72,744)	(75)%
	$2,158,810	$1,539,887	$618,923	40%

	Six months ended June 30,			Percent
	2017	2016	Change	Change
Cost of service revenues	$1,005,087	$982,787	$22,300	2%
Cost of goods sold	208,118	43,657	164,461	377%
Selling, general and administrative	1,318,712	736,619	582,093	79%
Share-based expense	2,155,929	1,101,974	1,053,955	96%
Professional fees	328,288	181,186	147,102	81%
Depreciation and amortization	48,903	194,341	(145,438)	(75)%
	$5,065,037	$3,240,564	$1,824,473	56%

Cost of service revenues fluctuated with the changes in revenue for our Operations and Security Segments, as the increase in costs for our Operations Segment were offset by a decrease in costs for our Securities Segment.  Cost of goods sold increased due to an increase in product sales, including an increase in products sold by our Operations Segment, which have smaller margins than apparel sold by our Marketing Segment.

Selling, general and administrative expense increased in 2017 primarily due to increases for (a) marketing and promotion; (b) premiums for liability, and directors and officers insurance; and (c) additional personnel added to our corporate and segment teams.

Share-based expense included the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Employee Awards	$721,094	$381,441	$2,130,489	$834,062
Consulting Awards	--	37,416	25,440	47,516
Feinsod Agreement	--	82,648	--	165,296
DB Option Agreement warrants	--	--	--	55,100
	$721,094	$501,505	$2,155,929	$1,101,974

Employee awards are issued under our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015, and expense varies primarily due to the number of stock options granted.  Consulting Awards are granted to third parties in lieu of cash for services provided.  On August 4, 2014, pursuant to an agreement with Michael Feinsod (“Feinsod”), our Board of Directors (the “Board”) appointed Feinsod Chairman of the Board and approved a compensatory agreement with Infinity Capital, LLC (“Infinity Capital”), an investment management company founded and controlled by him.  Under the agreement, we issued 200,000 shares of our common stock in 2014 and committed to issuing an additional 150,000 shares in 2015 and 150,000 shares in 2016.  The 200,000 shares were expensed immediately, while the additional shares were expensed ratably through their issue date.  In March 2016, we extended the DB Option Agreement and issued 100,000 warrants for our common stock.

Professional fees consist primarily of accounting and legal expenses, and increased in 2017 due to our registration statements and general corporate matters.

Depreciation and amortization expense decreased because the intangibles from the IPG acquisition were fully impaired as of December 31, 2016, and are no longer being amortized.

Other (Income) Expense

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Amortization of debt discount	$154,500	$79,781	$849,532	$215,618
Interest expense	80,786	60,745	158,817	104,575
Loss on extinguishment of debt	--	358,000	--	358,000
Gain on derivative warrant liability	(3,027,000)	--	(8,159,000)	--
	$(2,791,714)	$498,526	$(7,150,651)	$678,193

Interest expense and amortization of debt discount are both higher in 2017 compared to 2016, because outstanding debt as of June 30, 2017 and 2016, was $3.5 million and $2.6 million, respectively.  Amortization of debt discount in 2017 also includes amounts immediately expensed upon the exercise of 12% Warrants through the reduction of principal for the related 12% Notes.  A decrease in the fair value of the derivative warrant liability, associated with the warrants issued with the 12% Notes in September 2016, results in a gain.  The fair value decreased primarily due to a decrease in the price of our common stock between December 31, 2016 and June 30, 2017.

Security and Cash Transportation Services

	Three months ended June 30,			Percent
	2017	2016	Change	Change
Revenues	$364,306	$531,663	$(167,357)	(31)%
Costs and expenses	(483,989)	(534,620)	50,722	(9)%
	$(119,592)	$(2,957)	$(116,635)	(3,944)%

	Six months ended June 30,			Percent
	2017	2016	Change	Change
Revenues	$789,444	$1,039,194	$(249,750)	(24)%
Costs and expenses	(967,779)	(1,076,016)	108,237	(10)%
	$(178,335)	$(36,822)	$(141,513)	384%

Revenues decreased in 2017 primarily from the loss of a significant customer due to the drop in wholesale cannabis prices in Colorado.  The decrease in costs and expenses corresponds to the decrease in revenue, as it relates primarily to direct costs associated with providing services.

Marketing Consulting and Apparel

	Three months ended June 30,			Percent
	2017	2016	Change	Change
Revenues	$69,535	$66,014	$3,521	5%
Costs and expenses	(140,408)	(69,270)	(71,138)	103%
	$(70,873)	$(3,256)	$(67,617)	2,077%

	Six months ended June 30,			Percent
	2017	2016	Change	Change
Revenues	$113,822	$115,161	$(1,339)	(1)%
Costs and expenses	(280,975)	(125,101)	(155,874)	125%
	$(167,153)	$(9,940)	$(157,213)	1,582%

In 2017, we have been focusing on launching our design agency and developing our spring and fall clothing lines.  This led to a drop in apparel sales and an increase in consulting revenue.  Adding personnel to staff a full service marketing agency significantly increased our costs and expenses, along with expanded marketing efforts associated with the launch.

Operations Consulting and Products

	Three months ended June 30,			Percent
	2017	2016	Change	Change
Revenues	$365,900	$72,801	$293,099	403%
Costs and expenses	(405,535)	(110,046)	(295,489)	269%
	$(39,635)	$(37,245)	$(2,390)	6%

	Six months ended June 30,			Percent
	2017	2016	Change	Change
Revenues	$583,096	$171,866	$411,230	239%
Costs and expenses	(615,799)	(203,784)	(412,015)	202%
	$(32,703)	$(31,918)	$(785)	2%

Increased revenues in 2017 primarily related to assisting companies submitting applications to acquire licenses in states that recently legalized cannabis, along with approximately $183,000 in product sales.  Costs and expenses increased in 2017 primarily due to hiring new consultants to meet current and expected future demand for services, as well as the cost of the products sold of approximately $180,000.

Finance and Real Estate

	Three months ended June 30,			Percent
	2017	2016	Change	Change
Revenues	$33,864	$31,464	$2,400	8%
Costs and expenses	(14,727)	(11,593)	(3,134)	27%
Interest expense	--	(1,110)	1,110	(100)%
	$19,137	$18,761	$376	2%

	Six months ended June 30,			Percent
	2017	2016	Change	Change
Revenues	$66,348	$67,833	$(1,485)	(2)%
Costs and expenses	(27,774)	(23,379)	(4,395)	19%
Interest expense	--	(4,462)	4,462	(100)%
	$38,574	$39,992	$(1,418)	(4)%

Revenue from leasing our Pueblo facility remained steady between 2017 and 2016.  Revenue fluctuates in 2017 compared to 2016, due to lease revenue for The Greenhouse.  Revenues in 2017 also include interest income from our note receivable with DB Arizona.  We continue to renovate The Greenhouse and are pursuing new tenants in anticipation of being able to generate additional revenue from currently available space.  Costs and expenses increased in 2017 compared to 2016, associated with The Greenhouse.  Interest expense represents the interest for the mortgage on our Pueblo facility, which was paid off in September 2016.

Liquidity and Capital Resources

We had cash of $277,118 and $773,795, respectively, as of June 30, 2017 and December 31, 2016.  Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2017	2016
Net cash used in operating activities	$(1,640,725)	$(434,095)
Net cash used in investing activities	(153,442)	(4,340)
Net cash provided by financing activities	$1,297,490	$434,124

Net cash used in operating activities increased in 2017 by $1,206,630 compared to 2016, primarily due to a larger operating loss.  We have added personnel to our Operations Segment and Marketing Segment in advance of growth opportunities.  We also continue to add personnel to our corporate infrastructure and expanded our corporate marketing efforts.  Where possible, we continue to use non-cash equity-based instruments to obtain consulting services and compensate employees.

Net cash used in investing activities in 2017 relates primarily to our loan to DB Arizona and our purchase of GC Finance Arizona.

Net cash provided by financing activities in 2017 was from the exercise of warrants and stock options.  In 2016, we borrowed $437,500 from Infinity Capital.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$1,466,509	$(1,336,471)	$3,638,324	$(2,524,703)
Adjustments:
Share-based expense	721,094	501,505	2,155,929	1,101,974
Depreciation and amortization	24,331	97,075	48,903	194,341
Amortization of debt discount	154,500	79,781	849,532	215,618
Interest expense	80,786	60,745	158,817	104,575
Loss on extinguishment of debt	--	358,000	--	358,000
Net gain on derivative liability	(3,027,000)	--	(8,159,000)	--
Total adjustments	(2,046,289)	1,097,106	(4,945,819)	1,974,508
Adjusted EBITDA	$(579,780)	$(239,365)	$(1,307,495)	$(550,195)

Per share:
Net income (loss) – Basic	$0.07	$(0.09)	$0.19	$(0.17)
Net income (loss) – Diluted	(0.05)	(0.09)	(0.16)	(0.17)
Adjusted EBITDA – Basic and Diluted	(0.03)	(0.02)	(0.08)	(0.04)

Weighted-average shares outstanding:
Net income (loss) – Basic	19,939,875	15,384,762	19,420,651	15,157,509
Net income (loss) – Diluted	28,815,642	15,384,762	28,627,311	15,157,509
Adjusted EBITDA – Basic and Diluted	17,128,778	15,474,322	17,128,778	15,209,707

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting was not effective as of June 30, 2017.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended June 30, 2017.

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
101

The following financial information from the Quarterly Report on Form 10-Q of General Cannabis Corp for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORP

Date: August 7, 2017	By:	/s/Robert Frichtel
Robert Frichtel, Principal Executive Officer

	By:	/s/ Shelly Whitson
Shelly Whitson, Principal Financial and Accounting Officer