Form 10-Q
period 2017-09-30
GENERAL CANNABIS CORP
filed 2017-11-07
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended September 30, 2017.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORP

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

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

As of November 1, 2017, there were 22,481,605 issued and outstanding shares of the Company’s common stock.

GENERAL CANNABIS CORP

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$252,538	$773,795
Accounts receivable, net	283,406	182,214
Note receivable – DB Arizona	–	77,202
Prepaid expenses and other current assets	173,908	76,493
Inventory	30,443	7,981
Total current assets	740,295	1,117,685

Notes receivable – DB Arizona	221,671	–
Property and equipment, net	1,706,035	1,714,803
Intangible assets, net	139,288	25,383
Total Assets	$2,807,289	$2,857,871

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$474,200	$363,618
Interest payable	115,237	9,806
Deferred rental revenue and customer deposits	75,499	46,155
Accrued stock payable	330,000	–
Derivative warrant liability	5,239,000	23,120,000
Notes payable (net of discount)	1,280,932	–
Infinity Note – related party	1,370,126	–
Total current liabilities	8,884,994	23,539,579

Notes payable (net of discount)	–	815,250
Infinity Note – related party	–	1,370,126
Tenant deposits	8,854	8,854
Total Liabilities	8,893,848	25,733,809

Commitments and Contingencies	–	–

Stockholders’ Equity (Deficit)
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016	–	–
Common Stock, $0.001 par value; 100,000,000 shares authorized; 20,881,605 and 17,128,778 shares issued and outstanding on September 30, 2017 and December 31, 2016, respectively	20,883	17,129
Additional paid-in capital	38,894,416	26,333,988
Accumulated deficit	(45,001,858)	(49,227,055)
Total Stockholders’ Equity (Deficit)	(6,086,559)	(22,875,938)

Total Liabilities & Stockholders’ Equity (Deficit)	$2,807,289	$2,857,871

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
REVENUES
Service	$932,140	$704,489	$2,197,683	$1,988,584
Rent and interest	32,902	25,565	99,251	93,398
Product Sales	14,949	80,326	235,767	122,452
Total revenues	979,991	810,380	2,532,701	2,204,434

COSTS AND EXPENSES
Cost of service revenues	752,154	564,687	1,757,241	1,547,474
Cost of goods sold	32,459	68,992	240,577	112,649
Selling, general and administrative	657,532	409,403	1,976,244	1,146,022
Share-based expense	839,322	872,217	2,995,251	1,974,191
Professional fees	126,303	95,520	454,591	276,706
Depreciation and amortization	39,885	97,988	88,788	292,329
Total costs and expenses	2,447,655	2,108,807	7,512,692	5,349,371

OPERATING LOSS	(1,467,664)	(1,298,427)	(4,979,991)	(3,144,937)

OTHER (INCOME) EXPENSE
Amortization of debt discount	284,900	111,837	1,134,432	327,455
Interest expense	81,563	5,276,550	240,380	5,381,125
Loss on extinguishment of debt	–	1,728,280	–	2,086,280
(Gain) loss on derivative warrant liability	(2,421,000)	6,032,000	(10,580,000)	6,032,000
Total other (income) expense, net	(2,054,537)	13,148,667	(9,205,188)	13,826,860

NET INCOME (LOSS)	$586,873	$(14,447,094)	$4,225,197	$(16,971,797)

PER SHARE DATA
Net income (loss) per share:
Basic	$0.03	$(0.93)	$0.21	$(1.11)
Diluted	(0.06)	(0.93)	(0.21)	(1.11)
Weighted average number of common shares outstanding:
Basic	20,654,502	15,495,421	19,883,329	15,270,968
Diluted	29,186,775	15,495,421	29,624,188	15,270,968

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$4,225,197	$(16,971,797)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of debt discount	1,134,432	327,455
Loss on extinguishment of debt	–	2,086,280
Initial fair value of derivative warrant liability included as interest expense	–	5,189,000
(Gain) loss on derivative warrant liability	(10,580,000)	6,032,000
Depreciation and amortization expense	88,788	292,329
Share-based payments	2,995,251	1,974,191
Changes in operating assets and liabilities:
Accounts receivable	(101,192)	(143,141)
Prepaid expenses and other assets	(109,384)	(12,321)
Inventory	(22,462)	(11,627)
Accounts payable and accrued liabilities	245,357	174,948
Net cash used in operating activities:	(2,124,013)	(1,062,683)

INVESTING ACTIVITIES
Purchase of property and equipment	(38,925)	(11,615)
Lending on Note receivable – related party	(26,500)	–
Purchase of GC Finance Arizona LLC	(106,000)	–
Net cash used in investing activities	(171,425)	(11,615)

FINANCING ACTIVITIES
Proceeds from exercise of warrants and stock options	1,599,181	–
Proceeds from the sale of common stock – accrued stock payable	175,000	–
Borrowings under notes payable	–	2,500,000
Increase in Infinity Note – related party	–	497,500
Payments on notes payable	–	(917,307)
Net cash provided by financing activities	1,774,181	2,080,193

NET (DECREASE) INCREASE IN CASH	(521,257)	1,005,895
CASH, BEGINNING OF PERIOD	773,795	58,711
CASH, END OF PERIOD	$252,538	$1,064,606

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$131,763	$213,813

NON-CASH TRANSACTIONS
Portion of warrant derivative liability recorded as additional paid-in capital upon exercise of warrants	$7,301,000	$–
12% Note principal used to exercise 12% Warrants	668,750	–
Acquisition of MHPS – accrued stock payable	155,000	–
Issuance of common stock and warrants from accrued stock payable	–	1,069,775
Derivative warrant liability recorded as debt discount	–	2,450,000
Warrants issued in connection with debt recorded as debt discount	–	31,100
10% Notes and 14% Mortgage Note Payable converted to 12% Notes	–	550,000

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

Security and Cash Transportation Services (“Security Segment”)

Iron Protection Group, or IPG, provides advanced security, including on-site professionals and cash transport, to licensed cannabis cultivators and retail shops.  In August 2017, we acquired the operating assets of Mile High Protection Group, LLC, a Colorado limited liability company, which will continue to do business as “Mile High Protection Services,” or Mile High.  Mile High has a diversified client roster, providing security services to hospitality companies, such as hotels, and to licensed cannabis retailers and cultivators in Colorado.  We have also opened an IPG office in California.

Marketing Consulting and Apparel (“Marketing Segment”)

Chiefton Design provides design, branding and marketing strategy consulting services to the cannabis industry.  We assist clients in developing a comprehensive marketing strategy, as well as designing and sourcing client-specific apparel and products.  We now have the capacity of a full service marketing agency as well as the resources to expand our clothing lines.  Chiefton Design also supports our other segments with marketing designs and apparel.

Chiefton’s apparel business, Chiefton Supply, strives to create innovative, unique t-shirts, hats, hoodies and accessories.  Our apparel is sold through our on-line shop, cannabis retailers, and specialty t-shirt and gift shops.  The apparel sold by Chiefton is purchased and screen printed by third parties, for which there are numerous suppliers.

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations. Our business plan for NBC correlates to the future growth of the regulated cannabis market in the United States.

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

The Greenhouse has approximately 10,000 square feet of existing office space and 5,000 square feet on its ground floor that is dedicated to a consumer banking design. We continue to assess the opportunity to lease shared workspace for entrepreneurs, professionals and others serving the cannabis industry. Clients would be able to lease office, meeting, lecture, educational and networking space, and individual workstations.  We expect to continue the renovation of The Greenhouse in 2017.

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

DB Products Arizona, LLC

DB Products Arizona, LLC (“DB Arizona”) produces and distributes cannabis-infused elixirs and edible products in Arizona.

In June 2017, we purchased 100% of the ownership interests in GC Finance Arizona LLC (“GC Finance Arizona”) from Infinity Capital for $106,000 in cash.  GC Finance Arizona holds a 50% ownership interest in DB Arizona, an $825,000 loan to DB Arizona, and no liabilities.  We expect future positive cash flows, if any, will first go towards paying the holders of DB Arizona’s notes payable.  Accordingly, we allocated the entire consideration of $106,000 to the note receivable from DB Arizona.

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

As of September 30, 2017, DB Arizona had total assets of $1,200,000, operating liabilities of $73,639, debt and accrued interest liabilities of $2,463,373, and for the nine months ended September 30, 2017, total revenues of $632,000 and a net loss of $611,000.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2016, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of September 30, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results of operations expected for the year ending December 31, 2017.

The condensed consolidated financial statements include the results of GCC and its six wholly-owned subsidiary companies: (a) ACS Colorado Corp., a Colorado corporation formed in 2013; (b) Advanced Cannabis Solutions Corporation, a Colorado corporation formed in 2013; (c) 6565 E. Evans Avenue LLC, a Colorado limited liability company formed in 2014; (d) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; (e) GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015; and (f) GC Finance Arizona LLC (“GC Finance Arizona”), an Arizona limited liability company .  Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, ACS Corp., which was formed in Colorado on June 6, 2013.  Intercompany accounts and transactions have been eliminated.

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

•

GC Finance Arizona – A company owned 100% by Infinity Capital prior to our purchase in June 2017.

•

DB Arizona– A company that borrowed $825,000 from GC Finance Arizona, which also holds a 50% ownership interest in DB Arizona.  Prior to our purchase in June 2017, we did not possess the ability to influence DB Arizona and DB Arizona did not have the ability to influence us.  We include DB Arizona as a related party due to our relationship with Michael Feinsod and Infinity capital, and their relationship with DB Arizona.

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

We had an accumulated deficit of $45,001,858 and $49,227,055, respectively, at September 30, 2017 and December 31, 2016, and further losses are anticipated in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recently Issued Accounting Standards

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2017-11 “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Heding (Topic 815)” – In July 2017, the FASB issued 2017-11.  The guidance eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock.  Our 12% Warrants are treated as derivative instruments, because they include a “down round” feature, whereby if we issue equity-based instruments at a price below the exercise price of the 12% Warrants, the exercise price of the 12% Warrants would be adjusted.  The ASU is effective for annual periods beginning after December 15, 2018, and for interim periods within those years, with early adoption permitted.  Early adoption of this guidance could have a significant impact on our financial statements, as it would effectively eliminate the derivative liability and the gain or loss from changes in the fair value of the derivative.  We are currently assessing whether to early adopt this standard.

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

NOTE 2.  BUSINESS ACQUISITION

On August 18, 2017, we entered into an Asset Purchase Agreement (the “Mile High APA”) with Mile High Protection Services LLC, a Colorado limited liability company, and its sole member (together “Seller”) whereby we acquired the tradename, workforce, customer contracts, and other intangible assets of the business.  Pursuant to the Mile High APA, we agreed to deliver to Seller 224,359 restricted shares of our common stock.  The shares vest over a six month period.  The Mile High APA contains certain provisions that require Seller to forfeit a portion of such shares in the event that Seller does not meet the obligations under the Mile High APA.  In accordance with the terms of the Mile High APA, the number of shares to be delivered was reduced by 120,000, thus 104,359 shares of our common stock are due upon vesting.  Seller also agreed to a three year non-compete agreement.

The 104,359 shares of restricted common stock were valued based on the closing price per share of our common stock on August 18, 2017, or $1.75 per share, reduced by a discount of 15% due to the vesting period and the restrictions on the Seller’s ability to immediately sell such shares.  The $155,000 value of stock consideration was recorded as accrued stock payable on the September 30, 2017, condensed consolidated balance sheet, which will be reduced when the vesting requirements for the shares are met and we issue the common stock.  We have not completed the allocation of the purchase price.  In the September 30, 2017, condensed consolidated balance sheet we have preliminarily recorded an intangible asset for Mile High of $155,000.  Management anticipates completing the purchase price allocation as soon as possible, but no later than one year from the acquisition date.

NOTE 3.   NOTES RECEIVABLE – DB ARIZONA

Our notes receivable – DB Arizona include accrued interest of $14,171 and $2,202, respectively, as of September 30, 2017 and December 31, 2016.  The loans bear interest at 14%, with principal and interest due on May 30, 2017.  The face value of the notes includes $101,500 that we loaned directly to DB Arizona and $825,000 that we acquired when we purchased GC Finance Arizona in June 2017 for $106,000.  At the time of the purchase, we estimated the fair value of the $825,000 note, which is subordinate to the $101,500 note, to be $106,000.

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

NOTE 4.   LONG-LIVED ASSETS

Property and Equipment

Depreciation expense was $15,997 and $11,944, respectively, for the three months ended September 30, 2017 and 2016, and $47,693 and $36,070, respectively, for the nine months ended September 30, 2017 and 2016.  We have not recognized any impairment as of September 30, 2017.

Intangible Assets

Intangible assets of $139,288 as of September 30, 2017, consisted of the preliminary purchase price allocation for Mile High of $155,000, net of accumulated amortization of $15,712, based on a preliminary estimated useful life of two years.  The intangible asset for Chiefton brand and graphic designs, with a gross value of $69,400, was fully amortized as of September 30, 2017.

Amortization expense was $23,888 and $86,044, respectively, for the three months ended September 30, 2017 and 2016, and $41,095 and $256,259, respectively, for the nine months ended September 30, 2017 and 2016.

NOTE 5.    DEBT

Infinity Note – Related Party

In February 2015, we issued a senior secured note to Infinity Capital, as amended in April 2015, bearing interest at 5% payable monthly in arrears commencing June 30, 2015, until the maturity date of August 31, 2015 (the “Infinity Note”).   On December 31, 2016, the Infinity Note was amended to aggregate principal and interest, and extend the due date of principal and interest to September 21, 2018.  No additional advances may be made after December 31, 2016.  The Infinity Note is collateralized by a security interest in substantially all of our assets.  Interest expense for the Infinity Note for the nine months ended September 30, 2017 and 2016, was $51,239 and $26,540, respectively, and $51,239 was accrued as of September 30, 2017.  The Infinity Note is subordinate to the 12% Notes.

Notes Payable

	September 30, 2017	December 31, 2016
12% Notes	$2,081,250	$2,750,000
Unamortized debt discount	(800,318)	(1,934,750)
Long-term portion	$1,280,932	$815,250

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

The Infinity Note and the 12% Notes, totaling $3,451,376, are due and payable on September 21, 2018.

NOTE 6.  ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable during the nine months ended September 30, 2017:

	Amount	Number of Shares
December 31, 2016	$–	$–
Acquisition of Mile High	155,000	104,359
Sale of common stock and warrants	175,000	175,000
September 30, 2017	$330,000	$279,359

The Mile High shares are issuable on February 27, 2018, if the terms of the Mile High APA are met.

The 175,000 shares were issued in October 2017.  See Note 11 – Subsequent Events.

NOTE 7.  DERIVATIVE WARRANT LIABILITY

On September 21, 2016, in connection with the 12% Notes, we issued the 12% Warrants, which are treated as a derivative liability and adjusted to fair value at the end of each period.  The underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability were:

	Three months ended
	September 30, 2017	June 30, 2017	March 31, 2017
Stock price on valuation date	$1.43	$1.37 – 2.20	$2.21 – 3.25
Risk-free interest rate	1.5%	1.3 – 1.4%	1.3 – 1.5%
Expected dividend yield	–	–	–
Expected term (in years)	2.0	2.2 – 2.5	2.5 – 2.7
Expected volatility	128%	131 – 134%	146 – 153%
Number of iterations	5	5	5

Changes in the derivative warrant liability were as follows:

December 31, 2016	$23,120,000
Decrease in fair value	(10,580,000)
Reclassification to additional paid-in capital upon exercise of warrants	(7,301,000)
September 30, 2017	$5,239,000

NOTE 8.   COMMITMENTS AND CONTINGENCIES

Legal

To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 9.   STOCKHOLDERS’ EQUITY

Share-based expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Employee Awards	$839,322	$740,844	$2,969,811	$1,574,906
Consulting Awards	–	103,869	25,440	151,385
Feinsod Agreement	–	27,504	–	192,800
DB Option Agreement	–	–	–	55,100
	$839,322	$872,217	$2,995,251	$1,974,191

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

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  The following summarizes the Black-Scholes assumptions used for Employee Awards granted:

	Three months ended
	September 30, 2017	June 30, 2017	March 31, 2017
Exercise price	$1.34 – 2.07	$1.92	$2.41 – 3.00
Stock price on date of grant	$1.34 – 2.07	$1.92	$2.41 – 3.00
Volatility	140 – 142%	145%	148 – 153%
Risk-free interest rate	1.4 – 1.9%	1.8%	1.7 – 1.9%
Expected life (years)	3.0 – 5.0	5.0	4.0 – 5.0
Dividend yield	–	–	–

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	8,818,400	$1.04
Granted	1,116,400	1.78
Exercised	(367,240)	1.09
Forfeited	(554,050)	0.75
Outstanding at September 30, 2017	9,013,510	1.14	2.2	$6,211,944

Exercisable at September 30, 2017	7,984,960	$1.00	1.9	$5,726,885

Based on our estimated forfeiture rates, we expect 1,007,181 Employee Awards will vest.  As of September 30, 2017, there was approximately $1,255,708 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of eight months.

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

No Consulting Award warrants were issued during the nine months ended September 30, 2017.

Stock for Consulting Services

During the nine months ended September 30, 2017, we issued 8,000 shares to a third party for marketing services.

Warrants with Debt

The following summarizes warrants issued with debt:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	9,025,843	$0.63
Exercised	(3,377,587)	$0.59
Forfeited	(28,126)	1.20
Outstanding and exercisable at September 30, 2017	5,620,130	$0.69	2.1	$4,573,359

NOTE 10.   NET INCOME (LOSS) PER SHARE

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$586,873	$(14,447,094)	$4,225,197	$(16,971,797)
Gain on derivative warrant liability	(2,421,000)	–	(10,580,000)	–
	$(1,834,127)	$(14,447,094)	$(6,354,803)	$(16,971,797)

Weighted average outstanding shares of common stock	20,654,502	15,495,421	19,883,329	15,270,968
Warrants – Debt	4,778,627	–	4,960,848	–
Stock options	3,662,422	–	4,667,825	–
Other warrants	91,224	–	112,186	–
Common stock and equivalents	29,186,775	15,495,421	29,624,188	15,270,968

Net income (loss) per share
Basic	$0.03	$(0.93)	$0.21	$(1.11)
Diluted	(0.06)	(0.93)	(0.21)	(1.11)

In 2016, outstanding stock options and common stock warrants are considered anti-dilutive because we were in a net loss position.

NOTE 11.   SUBSEQUENT EVENTS

On October 9, 2017, we entered into a securities purchase agreement with several non-affiliated accredited investors in a private placement, pursuant to which for $1.00 we sold one share of our common stock and one warrant to purchase one share of our common stock, at an exercise price of $0.50 per share with a two year life (together, the “2017 Units”).  We issued 1,000,000 2017 Units.  In consideration for issuing the 2017 Units, we received $975,000 in cash and extinguished $25,000 of 12% Notes. We received $175,000 in cash consideration in September 2017, see Note 6 – Accrued Stock Payable.

Subsequent to September 30, 2017, and up to the date of this filing, 600,000 shares of our common stock were issued upon the exercise of 12% Warrants for consideration of $210,000 in cash and $210,000 for the extinguishment of 12% Notes.

NOTE 12.   SEGMENT INFORMATION

Our operations are organized into four segments: Security and Cash Management Services; Marketing Consulting and Apparel; Operations Consulting and Products; and Finance and Real Estate.  All revenue originates and all assets are located in the United States.  We have revised our disclosure to correspond to the information provided to the chief operating decision maker.

Three months ended September 30

2017	Security	Marketing	Operations	Finance	Total
Revenues	$533,065	$49,394	$364,629	$32,903	$979,991
Costs and expenses	(647,915)	(100,464)	(402,856)	(9,339)	(1,160,574)
	$(114,850)	$(51,070)	$(38,227)	$23,564	(180,583)
Corporate					767,456
				Net income	$586,873

2016	Security	Marketing	Operations	Finance	Total
Revenues	$560,713	$106,402	$117,700	$25,565	$810,380
Costs and expenses	(528,916)	(91,342)	(235,605)	(13,352)	(869,215)
Other expense	–	–	–	(6,414)	(6,414)
	$31,797	$15,060	$(117,905)	$5,799	(65,249)
Corporate					(14,381,845)
				Net loss	$(14,447,094)

Nine months ended September 30

2017	Security	Marketing	Operations	Finance	Total
Revenues	$1,322,509	$163,216	$947,725	$99,251	$2,532,701
Costs and expenses	(1,615,694)	(381,439)	(1,018,655)	(37,113)	(3,052,901)
	$(293,185)	$(218,223)	$(70,930)	$62,138	(520,200)
Corporate					4,745,397
				Net income	$4,225,197

2016	Security	Marketing	Operations	Finance	Total
Revenues	$1,599,907	$221,563	$289,566	$93,398	$2,204,434
Costs and expenses	(1,604,932)	(216,443)	(439,389)	(36,731)	(2,297,495)
Other expense	–	–	–	(10,876)	(10,876)
	$(5,025)	$5,120	$(149,823)	$45,791	(103,937)
Corporate					(16,867,860)
				Net loss	$(16,971,797)

Total assets	September 30, 2017	December 31, 2016
Security	$363,757	$141,140
Marketing	51,789	50,919
Operations	92,882	55,750
Finance	644,384	515,205
Corporate	1,654,477	2,094,857
	$2,807,289	$2,857,871

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

Through our reporting segments, we provide products and services to the regulated cannabis industry, which include the following:

Security and Cash Transportation Services (“Security Segment”)

We provide advanced security, including on-site professionals and cash transport, to licensed cannabis cultivators and retail shops, under the business name Iron Protection Group (“IPG”), and security services to non-cannabis customers in the hospitality business, such as hotels, under the business name Mile High Protection Services (“Mile High”).  The drop in wholesale prices in Colorado has negatively impacted security services in Colorado, as grow facilities and retailers seek cheaper alternatives or curtail services.  We acquired Mile High in order to expand our Colorado security business into the non-cannabis space, as we believe that market provides an opportunity for growth.  We have opened an IPG office in California, which recently legalized recreational cannabis in addition to previously legal medical marijuana.

In states that have recently legalized cannabis, whether medical, recreational or both, license applications require a security plan and, if approved, implementation of that security plan.  Accordingly, we are assessing the opportunity to expand our security consulting business to assist companies with their application process and the subsequent implementation of compliant security services.

Marketing Consulting and Apparel (“Marketing Segment”)

Chiefton Design provides design, branding and marketing strategy consulting services to the cannabis industry.  We assist clients in developing a comprehensive marketing strategy, as well as designing and sourcing client-specific apparel and products.  We now have the capacity of a full service marketing agency.  Chiefton Design also supports our other segments with marketing designs and apparel.

Chiefton’s apparel business, Chiefton Supply, strives to create innovative, unique t-shirts, hats, hoodies and accessories.  Our apparel is sold through our on-line shop, cannabis retailers, and specialty t-shirt and gift shops.  In August 2017, we added a separate managing director to focus solely on Chiefton Supply.  We are planning a winter line for the 2017 holiday season and a spring / summer line for 2018.

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations. Our business plan for NBC correlates to future growth of the regulated cannabis market in the United States.

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

The Greenhouse has approximately 10,000 square feet of existing office space and 5,000 square feet on its ground floor that is dedicated to a consumer banking design. We continue to assess the opportunity to lease shared workspace for entrepreneurs, professionals and others serving the cannabis industry. Clients would be able to lease office, meeting, lecture, educational and networking space, and individual workstations.  We expect to continue the renovation of The Greenhouse in 2017.

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

DB Arizona

DB Arizona produces and distributes cannabis-infused elixirs and edible products in Arizona.  They previously were a licensee with a single national cannabis-infused product company, which also had significant control of operations.  The relationship was terminated in September 2017.   DB Arizona is currently negotiating with several new cannabis-infused product companies to become their producer and distributor of products for the medical cannabis market in Arizona.  If successful, we believe working with additional brands would allow DB Arizona to better control costs and potentially lead to increased revenues and operating cash flows.  We believe the physical plant can be best utilized by contract manufacturing and distributing for multiple brands rather than a single partner.  During this transition phase we anticipate investing additional funds for working capital.

Results of Operations

The following tables set forth, for the periods indicated, condensed statements of operations data.  The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

Consolidated Results

	Three months ended September 30,			Percent
	2017	2016	Change	Change
Revenues	$979,991	$810,380	$169,611	21%
Costs and expenses	(2,447,655)	(2,108,807)	(338,848)	16%
Other income (expense)	2,054,537	(13,148,667)	15,203,204	(116)%
Net income (loss)	$586,873	$(14,447,094)	$15,033,967	(104)%

	Nine months ended September 30,			Percent
	2017	2016	Change	Change
Revenues	$2,532,701	$2,204,434	$328,267	15%
Costs and expenses	(7,512,692)	(5,349,371)	(2,163,321)	40%
Other income (expense)	9,205,188	(13,826,860)	23,032,048	(167)%
Net income (loss)	$4,225,197	$(16,971,797)	$21,196,994	(125)%

Revenues

Revenues increased primarily due to an increase in revenue in our Operations Segment and Chiefton Design, offset by a decrease in revenue for our Security Segment and Chiefton Supply.

Costs and expenses

	Three months ended September 30,			Percent
	2017	2016	Change	Change
Cost of service revenues	$752,154	$564,687	$187,467	33%
Cost of goods sold	32,459	68,992	(36,533)	(53)%
Selling, general and administrative	657,532	409,403	248,129	61%
Share-based expense	839,322	872,217	(32,895)	(4)%
Professional fees	126,303	95,520	30,783	32%
Depreciation and amortization	39,885	97,888	(58,103)	(59)%
	$2,447,655	$2,108,807	$338,848	16%

	Nine months ended September 30,			Percent
	2017	2016	Change	Change
Cost of service revenues	$1,757,241	$1,547,474	$209,767	14%
Cost of goods sold	240,577	112,649	127,928	114%
Selling, general and administrative	1,976,244	1,146,022	830,222	72%
Share-based expense	2,995,251	1,974,191	1,021,060	52%
Professional fees	454,591	276,706	177,885	64%
Depreciation and amortization	88,788	292,329	(203,541)	(70)%
	$7,512,692	$5,349,371	$2,163,321	40%

Cost of service revenues typically fluctuates with the changes in revenue for our Operations and Security Segments, while these costs are relatively fixed for our Marketing Segment.  Cost of goods sold varies with changes in product sales, including an increase in products sold by our Operations Segment, which have smaller margins than apparel sold by our Marketing Segment.

Selling, general and administrative expense increased in 2017 primarily due to increases for (a) marketing and promotion; (b) premiums for liability, and directors and officers insurance; and (c) additional personnel added to our corporate and segment teams.

Share-based expense included the following:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Employee Awards	$839,322	$740,844	$2,969,811	$1,574,906
Consulting Awards	–	103,869	25,440	151,385
Feinsod Agreement	–	27,504	–	192,800
DB Option Agreement warrants	–	–	–	55,100
	$839,322	$872,217	$2,995,251	$1,974,191

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

Other (Income) Expense

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Amortization of debt discount	$284,900	$111,837	$1,134,432	$327,455
Interest expense	81,563	5,276,550	240,380	5,381,125
Loss on extinguishment of debt	–	1,728,280	–	2,086,280
(Gain) loss on derivative warrant liability	(2,421,000)	6,032,000	(10,580,000)	6,032,000
	$(2,054,537)	$13,148,667	$(9,205,188)	$13,826,860

Amortization of debt discount is higher in 2017 compared to 2016, because 2017 also includes amounts immediately expensed upon the exercise of 12% Warrants through the reduction of principal for the related 12% Notes.  Interest expense is higher in 2016 compared to 2017 due to immediately expensing $5,189,000 of the fair value of the derivative warrant liability in September 2016.  Loss on extinguishment of debt includes (a) $1,715,000 of the fair value of the derivative warrant liability associated with converting a portion of the 10% Notes and 14% Mortgage Note Payable into 12% Notes in September 2016, and (b) in June 2016 expensing warrants issued to extend the maturity date of the 10% Notes from April 2016 to January 2017.  The (gain) loss on derivative warrant liability varies, primarily, due to changes in the fair value of our common stock.  A (decrease) increase in the fair value of the derivative warrant liability, associated with the warrants issued with the 12% Notes in September 2016, results in a (gain) loss.

Security and Cash Transportation Services

	Three months ended September 30,			Percent
	2017	2016	Change	Change
Revenues	$533,065	$560,713	$(27,648)	(5)%
Costs and expenses	(647,915)	(528,916)	(118,999)	22%
	$(114,850)	$31,797	$(146,647)	(461)%

	Nine months ended September 30,			Percent
	2017	2016	Change	Change
Revenues	$1,322,509	$1,599,907	$(277,398)	(17)%
Costs and expenses	(1,615,694)	(1,604,932)	(10,762)	1%
	$(293,185)	$(5,025)	$(288,160)	5,735%

Revenues decreased in 2017 primarily from the loss of a significant customer due to the drop in wholesale cannabis prices in Colorado, partially offset in the third quarter of 2017 by organic growth and the acquisition of Mile High.  Costs and expenses typically vary with changes in revenue, however, the increase in costs and expenses in the third quarter of 2017 compared to 2016, relates primarily to overtime and training time for guards as our customer base recovered from the decline experienced during the first six months of 2017.  We are also incurring additional expenses in 2017 for our office in California and overhead from the Mile High acquisition.

Marketing Consulting and Apparel

	Three months ended September 30,			Percent
	2017	2016	Change	Change
Revenues	$49,394	$106,402	$(57,008)	(54)%
Costs and expenses	(100,464)	(91,342)	(9,122)	10%
	$(51,070)	$15,060	$(66,130)	(439)%

	Nine months ended September 30,			Percent
	2017	2016	Change	Change
Revenues	$163,216	$221,563	$(58,347)	(26)%
Costs and expenses	(381,439)	(216,443)	(164,996)	76%
	$(218,223)	$5,120	$(223,343)	(4,362)%

In 2017, we have been focusing on launching our design agency.  This led to a drop in apparel sales and an increase in consulting revenue.  Expenses for the design business during the first six months of 2017 were high, as we tried different approaches to establishing its operations, which negatively impacted costs and expenses.  We believe we now have an efficient model for Chiefton Design, with manageable, moderate recurring expenses.  In the third quarter of 2017, we added a new managing director to drive Chiefton Supply’s apparel business.  We do not expect to see a corresponding increase in revenue until we launch our holiday and spring clothing lines.

Operations Consulting and Products

	Three months ended September 30,			Percent
	2017	2016	Change	Change
Revenues	$364,629	$117,700	$246,929	210%
Costs and expenses	(402,856)	(235,605)	(167,251)	71%
	$(38,227)	$(117,905)	$79,678	(68)%

	Nine months ended September 30,			Percent
	2017	2016	Change	Change
Revenues	$947,725	$289,566	$658,159	227%
Costs and expenses	(1,018,655)	(439,389)	(579,266)	132%
	$(70,930)	$(149,823)	$78,893	(53)%

Revenues in 2017 increased primarily from (a) assisting companies submitting applications to acquire licenses in states that recently legalized cannabis; (b) adding a significant two year contract in July 2017 to manage the cannabis grow facility for a customer; and (c) 2017 product sales of approximately $210,000; offset by (d) the completion in the second quarter of 2017 of two small contracts to manage customer grow facilities.  Costs and expenses increased in 2017 primarily due to hiring new consultants to meet current and expected future demand for services, as well as the cost of the products sold.

Finance and Real Estate

	Three months ended September 30,			Percent
	2017	2016	Change	Change
Revenues	$32,903	$25,565	$7,338	29%
Costs and expenses	(9,339)	(13,352)	4,013	(30)%
Interest expense	–	(6,414)	6,414	(100)%
	$23,564	$5,799	$17,765	306%

	Nine months ended September 30,			Percent
	2017	2016	Change	Change
Revenues	$99,251	$93,398	$5,853	6%
Costs and expenses	(37,113)	(36,731)	(382)	1%
Interest expense	–	(10,876)	10,876	(100)%
	$62,138	$45,791	$16,347	36%

Revenue from leasing our Pueblo facility remained steady between 2017 and 2016.  Revenue fluctuates in 2017 compared to 2016, due to lease revenue for The Greenhouse.  Revenues in 2017 also include interest income from our note receivable with DB Arizona.  Interest expense represents the interest for the mortgage on our Pueblo facility, which was paid off in September 2016.

Liquidity and Capital Resources

We had cash of $252,538 and $773,795, respectively, as of September 30, 2017 and December 31, 2016.  Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(2,124,013)	$(1,062,683)
Net cash used in investing activities	(171,425)	(11,615)
Net cash provided by financing activities	$1,774,181	$2,080,193

Net cash used in operating activities increased in 2017 by $1,061,330 compared to 2016, primarily due to a larger operating loss.  We have added personnel to our Security, Operations and Marketing Segments in advance of growth opportunities.  We also continue to add personnel to our corporate infrastructure and expanded our corporate marketing efforts.  Where possible, we continue to use non-cash equity-based instruments to obtain consulting services and compensate employees.

Net cash used in investing activities in 2017 relates primarily to our loan to DB Arizona and our purchase of GC Finance Arizona.

Net cash provided by financing activities in 2017 was from the exercise of warrants and stock options, and the sale of common stock.  In 2016, we borrowed $437,500 from Infinity Capital and $2,500,000 from non-affiliates.

On October 9, 2017, we entered into a securities purchase agreement with several non-affiliated accredited investors in a private placement, pursuant to which for $1.00 we sold one share of our common stock and one warrant to purchase one share of our common stock, at an exercise price of $0.50 per share with a two year life (together, the “2017 Units”).  We issued and sold 1,000,000 2017 Units. In consideration for issuing the 2017 Units, we received $975,000 in cash and extinguished $25,000 of 12% Notes.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$586,873	$(14,447,094)	$4,225,197	$(16,971,797)
Adjustments:
Share-based expense	839,322	872,217	2,995,251	1,974,191
Depreciation and amortization	39,885	97,988	88,788	292,329
Amortization of debt discount	284,900	111,837	1,134,432	327,455
Interest expense	81,563	5,276,550	240,380	5,381,125
Loss on extinguishment of debt	–	1,728,280	–	2,086,280
(Gain) loss on derivative liability	(2,421,000)	6,032,000	(10,580,000)	6,032,000
Total adjustments	(1,175,330)	14,118,872	(6,121,149)	16,093,380
Adjusted EBITDA	$(588,457)	$(328,222)	$(1,895,952)	$(878,417)

Per share:
Net income (loss) – Basic	$0.03	$(0.93)	$0.21	$(1.11)
Net income (loss) – Diluted	(0.06)	(0.93)	(0.21)	(1.11)
Adjusted EBITDA – Basic and Diluted	(0.03)	(0.02)	(0.11)	(0.06)

Weighted-average shares outstanding:
Net income (loss) – Basic	20,654,502	15,495,421	19,883,329	15,270,968
Net income (loss) – Diluted	29,186,775	15,495,421	29,624,188	15,270,968
Adjusted EBITDA – Basic and Diluted	17,128,778	15,584,981	17,175,653	15,323,166

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting was not effective as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

In September 2017, we appointed our Vice President of Finance, a certified public accountant, as Chief Financial Officer, and hired a certified public accountant to serve as our corporate controller, a new position.  We have implemented an informal process of preparation and review of balance sheet reconciliations, as well as informal procedures to identify, evaluate and record significant transactions; however, these changes do not meet the strict requirements to overcome the material weaknesses identified above.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 27, 2017, we issued 196,874 shares of our common stock upon the exercise of warrants issued with debt in 2013 for consideration of $236,250 in cash.  Such shares were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits	Description
2.1

Asset Purchase Agreement dated August 18, 2017, between General Cannabis Corp and Mile High Protection Services LLC (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by General Cannabis Corp. on August 24, 2017).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by General Cannabis Corp. on October 13, 2017).
10.2	Form of Warrant (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by General Cannabis Corp. on October 13, 2017).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10-Q of General Cannabis Corp for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORP

Date: November 7, 2017	By:	/s/Robert Frichtel
Robert Frichtel, Principal Executive Officer

	By:	/s/ Brian Andrews
Brian Andrews, Principal Financial and Accounting Officer