Form 10-K
period 2017-12-31
GENERAL CANNABIS CORP
filed 2018-03-12
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2017, was $36,176,950.

As of March 5, 2018, the Registrant had 35,433,990 issued and outstanding shares of common stock.

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

Some factors that might cause such differences are described in the section entitled “Risk Factors” in this Report and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”), which factors include, without limitation, the following:

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

The following description of the business of General Cannabis Corp should be read in conjunction with the information included elsewhere in this Report. Unless the context indicates otherwise, references to the words “we,” “us,” “our,” “GCC,” and the “Company” in this Report refer to General Cannabis Corp.

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

On March 26, 2015, we acquired substantially all of the assets of Iron Protection Group, LLC, a Colorado limited liability company, doing business as “Iron Protection Group” or “IPG.”  In May 2015, we relaunched our consulting business under the tradename “Next Big Crop” (“NBC”) by hiring individuals with expertise in the cannabis consulting industry.  On September 25, 2015, we acquired substantially all of the assets of Chiefton Supply Co., a Colorado corporation, doing business as “Chiefton.”  In August 2017, we acquired the operating assets of Mile High Protection Group, LLC, a Colorado limited liability company, which will continue to do business as “Mile High Protection Services”, or Mile High.  Mile High has a diversified client roster, providing security services to hospitality companies, such as hotels, and to licensed cannabis retailers and cultivators in Colorado.

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

Through our reporting segments (Security, Marketing, Operations and Finance), we provide products and services to the regulated cannabis industry, which include the following:

Security and Cash Transportation Services (“Security Segment”)

We provide advanced security, including on-site professionals and cash transport, to licensed cannabis cultivators and retail shops, under the business name IPG, and security services to non-cannabis customers in the hospitality business, such as hotels, under the business name Mile High Protection Services (“MHPS”). The drop in wholesale prices in Colorado has negatively impacted security services in Colorado, as grow facilities and retailers seek cheaper alternatives or curtail services. We acquired Mile High in order to expand our Colorado security business into the non-cannabis space, as we believe that market provides an opportunity for growth. We have opened an IPG office in California, which recently legalized recreational cannabis in addition to previously legal medical marijuana.

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

Marketing Consulting and Apparel (“Marketing Segment”)

Chiefton’s apparel business, Chiefton Supply, strives to create innovative, unique t-shirts, hats, hoodies and accessories. Our apparel is sold through our on-line shop, cannabis retailers, and specialty t-shirt and gift shops. We are pursuing relationships with national apparel retailers and distributors, as well as expanding our offerings nationwide within the cannabis industry.

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

Finance and Real Estate (“Finance Segment”)

Real Estate Leasing

Until December 29, 2017, we owned a cultivation property in a suburb of Pueblo, Colorado, consisting of approximately three acres of land, which currently includes a 5,000 square foot steel building and a parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022. On December 19, 2017, the Company entered into an agreement to sell this property for $625,000 in cash, which closed on December 29, 2017.

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

Shared Office Space, Networking and Event Services

In October 2014, we purchased a former retail bank located at 6565 East Evans Avenue, Denver, Colorado 80224, which has been branded as “The Greenhouse.”  The building is a 16,056 square foot facility, which we use as our corporate headquarters.

The Greenhouse has approximately 10,000 square feet of existing office space and 5,000 square feet on its ground floor that is dedicated to a consumer banking design. We continue to assess the opportunity to lease shared workspace for entrepreneurs, professionals and others serving the cannabis industry. Clients would be able to lease office, meeting, lecture, educational and networking space, and individual workstations. We expect to continue the renovation of The Greenhouse in 2018.

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

Desert Created Company LLC / DB Products Arizona, LLC

In January 2018, we entered into a limited liability company operating agreement with DNFC LLC (“DNFC”), pursuant to the formation of Desert Created Company LLC (“Desert Created Company”).  Each party owns a 50% interest in Desert Created Company, the successor company to DB Arizona.  Desert Created Company is the successor entity to DB Products Arizona, LLC (“DB Arizona”).

DB Arizona produced and distributed cannabis-infused elixirs and edible products in Arizona.  We loaned $26,500 and $75,000, respectively, to DB Arizona during the years ended December 31, 2017 and 2016.  In June 2017, we purchased 100% of the ownership interests in GC Finance Arizona LLC (“GC Finance Arizona”) from Infinity Capital for $106,000 in cash.  GC Finance Arizona holds a 50% ownership interest in DB Arizona, an $825,000 loan to DB Arizona, and no liabilities.  We expected future positive cash flows, if any, would first go towards paying the holders of DB Arizona’s notes payable.  Accordingly, we allocated the entire consideration of $106,000 to the note receivable from DB Arizona.  During the quarter ended December 31, 2017, DB Arizona ceased operations and we impaired the full amount of our notes receivable from DB Arizona.

Competitive Strengths

We believe we possess certain competitive strengths and advantages in the industries in which we operate:

Range of Services. We are able to leverage our breadth of services and resources to deliver comprehensive, integrated solutions to companies in the cannabis industry—from operational, compliance and marketing consulting, to products, security and financing services.

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

Regulatory Compliance. The state laws regulating the cannabis industry are changing at a rapid pace. Currently, there are 29 U.S. states, the District of Columbia and the territories of Guam and Puerto Rico that have adopted legislation to manage the medical cannabis industry. Eight of those states also allow recreational use, and a ninth will allow it as of July 1, 2018. In the state of Colorado, where we draw almost all of our revenue, cannabis is heavily regulated. Ensuring that all aspects of our operations are in compliance with all state and local laws, policies, guidance and regulations to which we are subject and providing an opportunity to our customers and allies to use our services in order to ensure that they, too, are in full compliance are both critical components of our business plan.

Industry Knowledge. We continue to create, share and leverage information and experiences with the purpose of creating awareness and identifying opportunities to increase shareholder value. Our management team has business expertise, extensive knowledge of the cannabis industry and closely monitors changes in legislation. We work with partners who enhance the breadth of our industry knowledge.

Lending Capabilities. In February 2014, the Treasury Department issued guidelines for financial institutions dealing with cannabis-related businesses, (see “Business—Government and Industry Regulation—FinCEN”).  Nevertheless, many banks and traditional financial institutions refuse to provide financial services to cannabis-related businesses. We plan to provide finance and leasing solutions to market participants using the FinCEN guidelines as a primary guide for compliance with federal law.

Market Conditions

Our target markets are those where states have legalized the production and use of cannabis. Historically, the majority of our revenues have come from the state of Colorado. In Colorado, the cannabis market was expanded in January 2014 to permit “recreational use.” Generally, this means adults over the age of twenty-one, including visitors from other states, can purchase cannabis from licensed retailers, subject to certain daily limits. According to published reports, Colorado’s cannabis industry reported estimated wholesale and retail sales during calendar years 2017 and 2016 of $1.5 billion and $1.3 billion, respectively.

In January 2018, Vermont legalized recreational cannabis use, joining Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington, bringing the total number of states with legalized recreational cannabis use to nine, in addition to the District of Columbia.

As of December 31, 2017, 29 states, the District of Columbia and the territories of Guam and Puerto Rico have legalized the use of cannabis for medical use in some form. It may take multiple years for a state to establish regulations and for cannabis businesses to begin generating revenue from operations, so the impact of new states legalizing the medical use of cannabis may begin to be realized in 2018 and 2019.

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

Government and Industry Regulation

Cannabis is currently a Schedule I controlled substance under the CSA and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession and/or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) describes Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in Colorado with respect to state-regulated cannabis activities in Colorado and other states, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

Notwithstanding the CSA, as of the date of this Report, 29 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington have approved ballot measures, and the state legislature of Vermont has approved legislation, to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations (see “– FinCEN”).

Additional existing and pending legislation provides, or seeks to provide, protection to persons acting in violation of federal law but in compliance with state laws regarding cannabis. The Rohrabacher-Blumenauer Amendment (formerly known as the Rohrbacher-Farr Amendment) to the Commerce, Justice, Science and Related Agencies Appropriations Bill, which funds the DOJ, since 2014 has prohibited the DOJ from using funds to prevent states with laws authorizing the use, distribution, possession or cultivation of medical cannabis from implementing such laws. On August 2016, the Ninth Circuit Court of Appeals ruled in United States v. McIntosh that the Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law.  The Rohrabacher-Blumenauer Amendment is currently effective through March 23, 2018, but as an amendment to an appropriations bill, it must be renewed annually.

These developments previously were met with a certain amount of optimism in the cannabis industry, but (i) neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted, (ii) the Rohrabacher-Blumenauer Amendment, being an amendment to an appropriations bill that must be renewed annually, has not currently been renewed beyond March 23, 2018, and (iii) the ruling in United States v. McIntosh is only applicable precedent in the Ninth Circuit, which does not include Colorado, the state where we currently primarily operate.

Furthermore, on January 4, 2018, the U.S. Attorney General, Jeff Sessions, issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) stating that the Cole Memo was rescinded effectively immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

In response to the Sessions Memo, U.S. Attorney Bob Troy for the District of Colorado, the state in which our principal business operations are presently located, issued a statement on January 4, 2018, stating that the United States Attorney’s Office in Colorado is already guided by the well-established principles referenced in the Sessions Memo, “focusing in particular on identifying and prosecuting those who create the greatest safety threats to our communities around the state. We will, consistent with the Attorney General’s latest guidance, continue to take this approach in all of our work with our law enforcement partners throughout Colorado.”

It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. We do not currently cultivate, distribute or sell cannabis, but hold a 50% non-operated ownership in an entity that does, we may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change. As of the date of this Report, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. As a result, we could be deemed to be aiding and abetting illegal activities, a violation of federal law.

The Cole Memo

Because of the discrepancy between the laws in some states, which permit the distribution and sale of medical and recreational cannabis, from federal law that prohibits any such activities, DOJ Deputy Attorney General James M. Cole issued the Cole Memo concerning cannabis enforcement under the CSA.

At the time of its issuance, the Cole Memo reiterated Congress’s determination that cannabis is a dangerous drug and that the illegal distribution and sale of cannabis is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo noted that the DOJ was committed to enforcement of the CSA consistent with those determinations. It also noted that the DOJ was committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provided guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Enforcement Priorities”) in preventing:

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

Although the Sessions Memo has rescinded the Cole Memo and it is unclear at this time what the ultimate impact of that rescission will have on our business, if any, we intend to continue to conduct rigorous due diligence to verify the legality of all activities that we engage in and ensure that our activities do not interfere with any of the Enforcement Priorities set forth in the Cole Memo.

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

As part of its customer due diligence, a financial institution should consider whether a cannabis-related business implicates one of the Cole Memo Enforcement Priorities or violates state law. This is a particularly important factor for a financial institution to consider when assessing the risk of providing financial services to a cannabis-related business. Considering this factor also enables the financial institution to provide information in BSA reports pertinent to law enforcement’s priorities. A financial institution that decides to provide financial services to a cannabis-related business would be required to file suspicious activity reports. It is unclear at this time what impact the Sessions Memo will have on customer due diligence by a financial institution.

While we believe we do not qualify as a financial institution in the United States, we cannot be certain that we do not fall under the scope of the FinCEN guidelines. We plan to use the FinCEN Guidelines, as may be amended, as a basis for assessing our relationships with potential tenants, clients and customers. As such, as we engage in financing activities, we intend to adhere to the guidance of FinCEN in conducting and monitoring our financial transactions. Because this area of the law is uncertain and is expected to evolve rapidly, we believe that FinCEN’s guidelines will help us best operate in a prudent, reasonable and acceptable manner. There is no assurance, however, that our activities will not violate some aspect of the CSA. If we are found to violate the federal statute or any other in connection with our activities, our company could face serious criminal and civil sanctions.

Moreover, since the use of cannabis is illegal under federal law, we may have difficulty acquiring or maintaining bank accounts and insurance, and our stockholders may find it difficult to deposit their stock with brokerage firms.

Licensing and Local Regulations

Where applicable, we will apply for state licenses or similar approvals that are necessary to conduct our business in compliance with local laws. Our subsidiary, ACS Corp., has been registered with Colorado’s Marijuana Enforcement Division (the “MED”) as an approved vendor since September 8, 2014. GCS, another subsidiary, has been registered as a MED approved vendor since March 11, 2015.

Local laws at the county and municipal level add an additional layer of complexity to legalized cannabis. Despite a state’s adoption of legislation legalizing cannabis, counties and municipalities within the state may have the ability to otherwise restrict cannabis activities, including but not limited to cultivation, retail, distribution, manufacturing or consumption.

Zoning sets forth the approved use of land in any given city, county or municipality. Zoning is set by local governments or local voter referendum, and may otherwise be restricted by state laws. For example, under certain state laws a seller of liquor may not be allowed to operate within 1,000 feet of a school. There may be similar restrictions imposed on cannabis operators, which will restrict where cannabis operations may be located and the manner and size to which they can grow and operate. Zoning can be subject to change or withdrawal, discretionary approvals may be required for certain uses, and properties can be re-zoned. The zoning of our properties will have a direct impact on our business operations.

Employees

As of December 31, 2017, we had 83 full-time employees.

Corporate Contact Information

Our principal executive offices are located at 6565 E. Evans Avenue, Denver, Colorado 80224; Telephone No.: (303) 759-1300. Our website is http://www.generalcann.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Available Information

We maintain a website at www.generalcann.com and make available, free of charge, on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including any amendments thereto), registration statements and other information filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, as well as our Code of Ethics. Any materials we file with the SEC, including our annual reports, quarterly reports, current reports, proxy statements, information statements and other information, are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. eastern.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

We generated net losses of $8.2 million and $10.2 million, respectively, in the years ended December 31, 2017 and 2016. As of December 31, 2017, we had an accumulated deficit of $34.8 million. We will need to generate and sustain increased revenues in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase any such level of profitability.

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

These expenditures are expected to increase and may adversely affect our ability to achieve and sustain profitability as we grow. Our efforts to grow our business may also be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur losses in the future for a number of reasons, including the other risks described in this Report, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Currently, 29 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow the use of medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington have approved ballot measures, and the state legislature of Vermont has approved legislation, to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level. Because cannabis is a Schedule I controlled substance, however, the development of a legal cannabis industry under the laws of these states is in conflict with the CSA, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

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

In 2014, the United States House of Representatives passed an amendment (the “Rohrabacher-Blumenauer Amendment”) to the Commerce, Justice, Science, and Related Agencies Appropriations Bill, which funds the United States Department of Justice (the “DOJ”). The Rohrabacher-Blumenauer Amendment prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. In August 2016, a 9th Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Blumenauer Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

These developments previously were met with a certain amount of optimism in the cannabis industry, but (i) neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted, (ii) the Rohrabacher-Blumenauer Amendment, being an amendment to an appropriations bill that must be renewed annually, has not currently been renewed beyond March 23, 2018, and (iii) the ruling in United States v. McIntosh is only applicable precedent in the Ninth Circuit, which does not include Colorado, the state where we currently primarily operate.

Furthermore, on January 4, 2018, the U.S. Attorney General, Jeff Sessions, issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) stating that the Cole Memo was rescinded effectively immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.

In response to the Sessions Memo, U.S. Attorney Bob Troy for the District of Colorado, the state in which our principal business operations are presently located, issued a statement on January 4, 2018, stating that the United States Attorney’s Office in Colorado is already guided by the well-established principles referenced in the Sessions Memo, “focusing in particular on identifying and prosecuting those who create the greatest safety threats to our communities around the state. We will, consistent with the Attorney General’s latest guidance, continue to take this approach in all of our work with our law enforcement partners throughout Colorado.”

It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. While we do not currently cultivate, distribute or sell cannabis, but hold a 50% non-operated ownership in an entity that does, we may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change. As of the date of this Report, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. As a result, we could be deemed to be aiding and abetting illegal activities, a violation of federal law.

Additionally, as we are always assessing potential strategic acquisitions of new businesses, we may in the future also pursue opportunities that include growing and/or distributing medical or recreational cannabis, should we determine that such activities are in the best interest of the Company and our stockholders. Any such pursuit would involve additional risks with respect to the regulation of cannabis, particularly if the federal government determines to actively enforce all federal laws applicable to cannabis.

Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

Continued development of the cannabis industry is dependent upon continued legislative legalization of cannabis at the state level, and a number of factors could slow or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, or its cultivation, sale and distribution, or the re-criminalization or restriction of cannabis at the state level could negatively impact our business. Additionally, changes in applicable state and local laws or regulations, including zoning restrictions, permitting requirements, and fees, could restrict the products and services we offer or impose additional compliance costs on us or our customers and tenants. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be materially adverse to our business.

The cannabis industry faces significant opposition, and any negative trends will adversely affect our business operations.

We are substantially dependent on the continued market acceptance, and the proliferation of consumers, of medical and recreational cannabis. We believe that with further legalization, cannabis will become more accepted, resulting in growth in consumer demand. However, we cannot predict the future growth rate or future market potential, and any negative outlook on the cannabis industry may adversely affect our business operations.

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

In addition, it is unclear at this time what impact the Sessions Memo will have on banks’ provision of services to state-licensed cannabis businesses, as the Sessions Memo also rescinded the Justice Department’s February 14, 2014 guidance described above regarding the financial services banks may provide to state-licensed cannabis businesses.

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

Furthermore, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners in violation of U.S. federal or state laws. Any improper acts or allegations could damage our reputation and subject us to civil or criminal investigations and related shareholder lawsuits, could lead to substantial civil and criminal monetary and non-monetary penalties, and could cause us to incur significant legal and investigatory fees.

A cybersecurity incident and other technology disruptions could result in a violation of law or negatively impact our reputation and relationships, our business operations and our financial condition.

Information and security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. We use computers in substantially all aspects of our business operations and we also use mobile devices and other online activities to connect with our employees, customers, tenants, suppliers and other parties. Such uses give rise to cybersecurity risks, including the risk of security breaches, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including employees’, customers’, tenants’ and suppliers’ personally identifiable information and financial and strategic information about us.

If we fail to adequately assess and identify cybersecurity risks associated with our business operations, we may become increasingly vulnerable to such risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we, our customers and our suppliers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us, our customers and our suppliers to entirely mitigate this risk. Further, in the future we may be required to expend additional resources to continue to enhance information security measures and/or to investigate and remediate any information security vulnerabilities. We can provide no assurances that the measures we have implemented to prevent security breaches and cyber incidents will be effective in the event of a cyber-attack.

The theft, destruction, loss, misappropriation or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third-parties on which we rely, could result in business disruption, negative publicity, violation of privacy laws, loss of tenants, loss of customers, potential liability and competitive disadvantage, any of which could result in a material adverse effect on financial condition or results of operations.

We may be required to recognize impairment charges that could materially affect our results of operations.

We assess our intangible assets, and our other long-lived assets as and when required by accounting principles generally accepted in the United States (“GAAP”) to determine whether they are impaired. If they are impaired, we would record appropriate impairment charges. It is possible that we may be required to record significant impairment charges in the future and, if we do so, our results of operations could be materially adversely affected.

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

The market price of our common stock has been highly volatile. Between January 1, 2015, and December 31, 2017, the closing price of our stock has ranged from a low of $0.37 per share to a high of $8.37 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that our internal controls and procedures as of December 31, 2017 were not effective to detect the inappropriate application of U.S. GAAP rules. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls, and management considers such deficiencies to be material weaknesses. As of the December 31, 2017, management had identified the following material weaknesses:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

As of the date of this Report, we owned the following property:

Property Name	Location	Description
The Greenhouse	6565 E. Evans Ave. Denver, CO 80224

A 16,056 square foot building that we currently used as our corporate headquarters. We plan to continue renovations in 2018 to create a multi-tenant office building that will, among other things, provide shared workspace environment purely dedicated to participants serving the cannabis industry to drive revenue in our Finance Segment. This property was collateral for the 12% Notes and Infinity Note, which were paid off in January and February 2018, respectively.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

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

Quarter ended	High	Low
December 31, 2017	$6.48	$1.10
September 30, 2017	2.12	1.30
June 30, 2017	2.44	1.12
March 31, 2017	3.38	1.89
December 31, 2016	4.86	2.03
September 30, 2016	2.06	0.68
June 30, 2016	1.95	0.50
March 31, 2016	0.82	0.33

Holders

As of March 5, 2018, we had approximately 76 holders of record of our common stock.  A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.  In addition, our Articles of Incorporation authorize the Board to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to stockholders, generally, and will have the effect of limiting stockholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	8,705,278	$ 1.28	129,200
Equity compensation plans not approved by security holders	1,027,500	$ 3.32	–
Total	9,732,778	$ 1.49	129,200

On October 29, 2014, the Board authorized the adoption of our 2014 Equity Incentive Plan (the “Incentive Plan”), which is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning the long term interests of participants in the Incentive Plan with ours and our stockholders. The Incentive Plan provides that up to 10 million shares of our common stock may be issued under the plan.  On June 26, 2015, our stockholders ratified the Incentive Plan.  Forfeited or expired issuances are returned to the shares that may be issued under the plan.  As of December 31, 2017, 1,165,522 stock options issued under the Incentive Plan have been exercised.  The equity compensation plans not approved by security holders include 900,000 options to purchase shares of our common stock granted to Mr. Feinsod, our Executive Chairman of our Board of Directors, on December 8, 2017, and 127,500 warrants to purchase shares of our common stock granted to non-employees for services.

Recent Sales of Unregistered Securities

We have described further below sales of equity securities that were not registered under the Securities Act of 1933, as amended, and not otherwise included in a Quarterly Report on Form 10-Q or Current Report on Form 8-k:

On November 13, 2017, we issued 10,000 warrants with an exercise price of $1.40 and a two year life, to an individual for marketing services.  We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance of such warrants.

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

In February 2018, we hired cannabis industry veteran Joe Hodas as our new chief operating officer.  Mr. Hodas is responsible for driving revenue and efficiency across all existing lines of business.

Security and Cash Transportation Services – We intend to continue to expand the workforce of Iron Protection Group and grow our customer base in Colorado and California.  We continue to solidify our infrastructure, fine-tune processes to make the business scalable and exploring opportunities in other states.  Additionally, we are evaluating additional service offerings, such as expanding our security consulting services.

Marketing Consulting and Apparel – In the fourth quarter of 2017, we brought Cheifton Supply and Chiefton Design under one managing director, which is already allowing us to benefit significantly from cross-marketing efforts.  We are expanding our brand offerings nationwide, as well as continuing to serve the Colorado market.  In February 2018, we have an initial apparel sale with a national retailer at select stores, which could potentially lead to sales at more than 220 locations.  We also have launched a line of clothing made from hemp, which has met with significant interest from buyers across the country.  All of these efforts have also gained the attention of companies seeking design consulting, which could allow us further expand our private label apparel sales.

Operations Consulting and Products – In addition to NBC providing consulting services surrounding regulatory compliance, cultivation, logistical support, facility design and construction, and operations to a significant client beginning in the third quarter of 2017, another large customer for these services will come online in 2018.  NBC also has developed teams to provide separate services to customers surrounding license applications, regulatory compliance, construction, and dispensary operations.  Previously, these were typically provided as bundled services, whereas in 2018 we expect to expand our client base and increase revenues by offering these as discrete projects.

Finance – Part of our growth strategy is to invest in businesses, acquire real estate, and provide financing to companies in the cannabis industry.  In January 2018, we acquired a 50% non-operating interest in Desert Created Company LLC, which produces and distributes cannabis-infused elixirs and edible products in Arizona.

Results of Operations

The following tables set forth, for the periods indicated, statements of income data.  The tables and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto appearing in Item 8 in this Report, including Note 16, which describes the impact of a change in accounting principle from our early adoption of Accounting Standards Update 2017-11 relating to derivative treatment of our 12% Warrants.

Consolidated Results

	Year ended December 31,			Percent
	2017	2016	Change	Change
Revenues	$3,522,075	$2,981,982	$540,093	18%
Costs and expenses	(10,569,249)	(10,038,790)	(530,459)	5%
Other expense	(1,173,677)	(3,109,152)	1,935,475	(62)%
Net loss	$(8,220,851)	$(10,165,960)	$1,945,109	(19)%

Revenues

Revenues increased primarily due to an increase in revenue in our Operations and Marketing Segments, offset by a decrease in revenue for our Security Segment.

Costs and expenses

	Year ended December 31,			Percent
	2017	2016	Change	Change
Cost of service revenues	$2,405,076	$1,916,526	$488,550	25%
Cost of goods sold	380,632	76,978	303,654	394%
Selling, general and administrative	2,842,543	2,040,532	802,011	39%
Share-based compensation	3,880,827	3,752,312	128,515	3%
Professional fees	712,589	513,985	198,604	39%
Depreciation and amortization	125,911	394,215	(268,304)	(68)%
Impairment of assets	221,671	1,344,242	(1,122,571)	(84)%
	$10,569,249	$10,038,790	$530,459	5%

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

Share-based compensation included the following:

	Year ended December 31,			Percent
	2017	2016	Change	Change
Employee awards	$3,742,294	$3,347,259	$395,035	12%
Consulting awards	34,399	157,153	(122,754)	(78)%
Feinsod Agreement	104,134	192,800	(88,666)	(46)%
DB Option Agreement warrants	–	55,100	(55,100)	(100)%
	$3,880,827	$3,752,312	$128,515	3%

Employee awards are issued under our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015, and expense varies primarily due to the number of stock options granted and the share price on the date of grant.  Consulting awards are granted to third parties in lieu of cash for services provided.  The Feinsod Agreement expense represents equity-based compensation pursuant to agreements with Michael Feinsod for serving as the Executive Chairman of our Board.  In March 2016, we issued 100,000 warrants of our common stock to extend the option to invest in DB Arizona through an entity owned by Infinity Capital.

Professional fees consist primarily of accounting and legal expenses, and increased in 2017 due to our registration statements and general corporate matters.

Depreciation and amortization expense decreased because the intangibles from the IPG acquisition were fully impaired as of December 31, 2016, and are no longer being amortized.

Impairment expense in 2017 consists of the write off of our notes receivable with DB Arizona and, in 2016, represents the impairment of the goodwill and intangible assets from our acquisition of IPG.

Other Expense

	Year ended December 31,			Percent
	2017	2016	Change	Change
Amortization of debt discount	$1,056,550	$651,788	$404,762	62%
Interest expense	313,130	287,084	26,046	9%
Loss on extinguishment of debt	–	2,170,280	(2,170,280)	(100)%
Gain on sale of Pueblo property	(196,003)	–	(196,003)	100%
	$1,173,677	$3,109,152	$(1,935,475)	(62)%

Amortization of debt discount is higher in 2017 compared to 2016, because 2017 also includes amounts immediately expensed upon the exercise of 12% Warrants through the reduction of principal for the related 12% Notes.  Interest expense is higher in 2017 compared to 2016 due to carrying more debt in 2017 than in 2016.  Loss on extinguishment of debt includes (a) $1,715,000 of the fair value of the 12% Warrants associated with converting a portion of the 10% Notes and 14% Mortgage Note Payable into 12% Notes in September 2016, and (b) in June 2016 expensing warrants issued to extend the maturity date of the 10% Notes from April 2016 to January 2017.  In December 2017, we sold our Pueblo property, consisting of land, building and leasehold improvements with a net carrying value of approximately $410,000 for cash consideration of $579,823, net of certain expenses, and recognized a gain on sale.

Security and Cash Transportation Services

	Year ended December 31,			Percent
	2017	2016	Change	Change
Revenues	$1,884,618	$2,232,915	$(348,297)	(16)%
Costs and expenses	(2,320,042)	(2,253,194)	(66,848)	3%
	$(435,424)	$(20,279)	$(415,145)	2,047%

Revenues decreased in 2017 primarily from the loss of a significant customer due to the drop in wholesale cannabis prices in Colorado, partially offset in the third quarter of 2017 by organic growth and our acquisition of Mile High.  Costs and expenses typically vary with changes in revenue, however, the increase in costs and expenses in 2017 compared to 2016, relates primarily to overtime and training time for guards as our customer base recovered from the decline experienced during the first six months of 2017.  We also incurred additional expenses in 2017 for our expansion into California and overhead from the Mile High acquisition.

Marketing Consulting and Apparel

	Year ended December 31,			Percent
	2017	2016	Change	Change
Revenues	$239,604	$188,594	$51,011	27%
Costs and expenses	(527,590)	(387,330)	(140,260)	36%
	$(287,985)	$(198,736)	$(89,249)	45%

In 2017, we experienced a drop in apparel sales and an increase in consulting revenue, as we dedicated resources to launching our design agency.   Expenses for the design business during the first six months of 2017 were high, as we tried different approaches to establishing its operations, which negatively impacted costs and expenses.  We believe we now have an efficient model for Chiefton Design, with manageable, moderate recurring expenses.  In the third quarter of 2017, we hired a new managing director to drive Chiefton Supply’s apparel business, which contributed to increased sales in the fourth quarter of 2017.

Operations Consulting and Products

	Year ended December 31,			Percent
	2017	2016	Change	Change
Revenues	$1,265,072	$432,046	$833,026	193%
Costs and expenses	(1,453,436)	(555,892)	(897,544)	161%
	$(188,364)	$(123,846)	$(64,518)	52%

Revenues in 2017 increased primarily due to (a) assisting companies submitting applications to acquire licenses in states that recently legalized cannabis; (b) adding a significant two year contract in July 2017 to manage the cannabis grow facility for a customer; and (c) 2017 product sales of approximately $280,000; offset by (d) the completion in the second quarter of 2017 of two small contracts to manage customer grow facilities.  Costs and expenses increased in 2017 primarily due to hiring new consultants to meet current and expected future demand for services, as well as the cost of the products sold.

Finance and Real Estate

	Year ended December 31,			Percent
	2017	2016	Change	Change
Revenues	$132,780	$128,427	$4,353	3%
Costs and expenses	(277,114)	(32,143)	(244,971)	762%
Interest expense	–	(8,669)	8,669	(100)%
Gain on sale of Pueblo property	196,003	–	196,003	100%
	$51,669	$87,615	$(35,946)	(41)%

Revenue from leasing our Pueblo facility remained steady between 2017 and 2016.  Revenues in 2017 also include interest income from our notes receivable with DB Arizona.  Costs and expenses in 2017 were higher than in 2016 due to the impairment of the notes receivable with DB Arizona, of $221,671.  In December 2017, we sold our Pueblo property, consisting of land, building and leasehold improvements with a net carrying value of approximately $410,000 for cash consideration of $579,823, net of certain expenses, and recognized a gain on sale.  Interest expense represents the interest for the mortgage on our Pueblo facility, which was paid off in September 2016.

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

	Year ended December 31,
	2017	2016
Net loss	$(8,220,851)	$(10,165,960)
Adjustments:
Share-based expense	3,880,827	3,752,312
Depreciation and amortization	125,911	394,215
Impairment of assets	221,671	1,344,242
Amortization of debt discount	1,056,550	651,788
Interest expense	313,130	287,084
Loss on extinguishment of debt	–	2,170,280
Gain on sale of Pueblo property	(196,003)	–
Total adjustments	5,402,086	8,599,921
Adjusted EBITDA	$(2,818,765)	$(1,566,039)

Per share – basic and diluted:
Net loss	$(0.40)	$(0.66)
Adjusted EBITDA	(0.16)	(0.11)

Weighted-average shares outstanding:
Net loss	20,472,946	15,489,144
Adjusted EBITDA	17,193,371	13,705,787

Liquidity

Sources of liquidity

Our sources of liquidity include cash generated from operations, the cash exercise of common stock options and warrants, debt,  and the issuance of common stock or other equity-based instruments. We anticipate our more significant uses of resources will include funding operations, developing infrastructure, renovating The Greenhouse, as well as potential business and real property acquisitions.

During the year ended December 31, 2017, in a private placement we raised $4 million of equity by issuing four million shares of our common stock and four million warrants (“Fall 2017 Warrants”) to purchase shares of our common stock (together “Units”) for consideration of $1.00 per Unit.  The Fall 2017 Warrants have an exercise price of $0.50 per share and are exercisable for two years.  If our common stock closes above $5.00 for ten consecutive days, we may call the warrants, giving the warrant holders 10 days to exercise.  All four million  Fall 2017 Warrants were outstanding as of December 31, 2017.  In consideration for the sale of the Units, we received $3,750,000 in cash and extinguished $250,000 of 12% Notes.

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

We received approximately $3.3 million and $0.6 million, respectively, in cash from the exercise of warrants and stock options during the years ended December 31, 2017 and 2016.  We used a portion of these proceeds to retire all of our debt of approximately $3.0 million.

Sources and uses of cash

We had cash of approximately $5.0 million and $0.8 million, respectively, as of and December 31, 2017 and 2016.  Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2017	2016
Net cash used in operating activities	$(3,204,994)	$(1,854,751)
Net cash provided by (used in) investing activities	393,634	(116,448)
Net cash provided by financing activities	7,074,352	2,686,283

Net cash used in operating activities increased in 2017 by $1,350,243 compared to 2016, primarily due to a larger operating loss.  We have added personnel to our Security, Operations and Marketing Segments in advance of growth opportunities.  We also continue to add personnel to our corporate infrastructure and have expanded our corporate marketing efforts.  Where possible, we continue to use non-cash equity-based instruments to obtain consulting services and compensate employees.

Net cash provided by investing activities in 2017 related primarily to (a) net cash proceeds from the sale of the Pueblo property of approximately $580,000, (b) cash outflows of $132,500 related to DB Arizona, and (c) approximately $54,000 related to purchasing fixed assets.  Net cash used in investing activities in 2016 related primarily to (a) cash outflows of $75,000 related to DB Arizona and (b) approximately $41,000 for fixed assets.

Net cash provided by financing activities in 2017 included (a) $3,750,000 from our fourth quarter capital raise and (b) approximately $3,300,000 from the exercise of warrants and stock options. Net cash provided by financing activities in 2016 included (a) new debt of $2,500,000, (b) $497,500 borrowed from Infinity Capital, a related party, (c) pay down of debt of $917,307, and (d) cash from the exercise of common stock options and warrants of $606,090.

Capital Resources

We have no material commitments for capital expenditures as of December 31, 2017.  Part of our growth strategy, however, is to acquire businesses and real estate.  We also plan to continue the renovation of The Greenhouse in 2018.  We would fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

Equity-based Payments

We estimate the fair value of equity-based instruments issued to employees or to third parties for services or goods using Black-Scholes or the Binomial Model, which requires us to estimate the volatility of our stock and forfeiture rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

General Cannabis Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of General Cannabis, Corp. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and its consolidated cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 16 to the consolidated financial statements, the Company early adopted Accounting Standards Update 2017-11 – Distinguishing Liabilities from Equity (Topic 480) (“ASU 2017-11”), which changed the classification of certain warrants issued by the Company from derivative liabilities to equity during the year ended December 31, 2017. An adjustment was also made to the 2016 presentation of the consolidated financial statements as a result of the Company applying the retrospective option allowed by ASU 2017-11 and its resulting effects on warrants issued during the year ended December, 31, 2016.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HALL & COMPANY

Irvine, California

March 12, 2018

Serving as the Company’s auditor since 2014

GENERAL CANNABIS CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
		As Adjusted (Note 16)
ASSETS
Current Assets
Cash and cash equivalents	$5,036,787	$773,795
Accounts receivable, net	446,219	182,214
Notes receivable – DB Arizona	–	77,202
Prepaid expenses and other current assets	672,636	76,493
Inventory	34,769	7,981
Total current assets	6,190,411	1,117,685

Property and equipment, net	1,293,761	1,714,803
Intangible assets, net	119,754	25,383
Total Assets	$7,603,926	$2,857,871

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$997,794	$363,618
Interest payable	123,446	9,806
Customer deposits and deferred rental revenue	107,370	46,155
Accrued stock payable	321,860	–
Notes payable (net of discount)	1,177,333	–
Infinity Note – related party	1,370,126	–
Total current liabilities	4,097,929	419,579

Notes payable (net of discount)	–	1,249,533
Infinity Note – related party	–	1,370,126
Tenant deposits	–	8,854
Total Liabilities	4,097,929	3,048,092

Commitments and Contingencies	–	–

Stockholders’ Equity (Deficit)
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at December 31, 2017 and 2016	–	–
Common Stock, $0.001 par value; 100,000,000 shares authorized; 27,692,910 shares and 17,193,371 shares issued and outstanding on December 31, 2017 and 2016, respectively	27,693	17,193
Additional paid-in capital	38,292,493	26,385,924
Accumulated deficit	(34,814,189)	(26,593,338)
Total Stockholders’ Equity (Deficit)	3,505,997	(190,221)

Total Liabilities & Stockholders’ Equity (Deficit)	$7,603,926	$2,857,871

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016
		As Adjusted (Note 16)
REVENUES
Service	$2,826,595	$2,735,859
Tenant	132,780	128,427
Product sales	562,700	117,696
Total revenues	3,522,075	2,981,982

COSTS AND EXPENSES
Cost of service revenues	2,405,076	1,916,526
Cost of goods sold	380,632	76,978
Selling, general and administrative	2,842,543	2,040,532
Share-based expense	3,880,827	3,752,312
Professional fees	712,589	513,985
Depreciation and amortization	125,911	394,215
Impairment of Notes receivable – DB Arizona	221,671	–
Impairment of intangible assets and goodwill	–	1,344,242
Total costs and expenses	10,569,249	10,038,790

OPERATING LOSS	(7,047,174)	(7,056,808)

OTHER (INCOME) EXPENSE
Amortization of debt discount	1,056,550	651,788
Interest expense	313,130	287,084
Loss on extinguishment of debt	–	2,170,280
Gain on sale of Pueblo property	(196,003)	–
Total other (income) expense, net	1,173,677	3,109,152

NET LOSS	$(8,220,851)	$(10,165,960)

PER SHARE DATA – Basic and diluted
Net loss per share	$(0.40)	$(0.66)
Weighted average number of common shares outstanding	20,472,946	15,489,144

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016
		As Adjusted (Note 16)
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(8,220,851)	$(10,165,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	1,056,550	651,788
Loss on extinguishment of debt	–	2,170,280
Depreciation and amortization expense	125,911	394,215
Impairment of Notes receivable – DB Arizona	221,671	–
Impairment of intangible assets and goodwill	–	1,344,242
Share-based payments	3,880,827	3,752,312
Gain on sale of Pueblo property	(196,003)	–
Changes in operating assets and liabilities (net of amounts acquired)
Accounts receivable	(275,974)	(57,661)
Prepaid expenses and other assets	(96,556)	(31,961)
Inventory	(26,788)	7,537
Accounts payable and accrued liabilities	326,219	80,457
Net cash used in operating activities:	(3,204,994)	(1,854,751)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	(53,689)	(41,448)
Net cash proceeds from sale of Pueblo property	579,823	–
Lending on Notes receivable – DB Arizona	(26,500)	(75,000)
Purchase of GC Finance Arizona LLC membership interest	(106,000)	–
Net cash provided by (used in) investing activities	393,634	(116,448)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from sale of common stock and common stock warrants	3,750,000	–
Proceeds from exercise of warrants and options for shares of common stock	3,324,352	606,090
Borrowings under notes payable	–	2,500,000
Increase in Infinity Note -- related party	–	497,500
Payments on notes payable	–	(917,307)
Net cash provided by financing activities	7,074,352	2,686,283

NET INCREASE IN CASH	4,262,992	715,084
CASH, BEGINNING OF PERIOD	773,795	58,711
CASH, END OF PERIOD	$5,036,787	$773,795

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$195,760	$169,206

NON-CASH TRANSACTIONS
12% Note principal used to exercise 12% Warrants	$878,750	$250,000
12% Note principal used to participate in Fall 2017 Capital Raise	250,000	–
Acquisition of MHPS – accrued stock payable	155,000	–
Taxes for stock options included in other assets and accrued expenses	499,587	–
Warrants issued in connection with debt recorded as debt discount	–	1,886,100
Issuance of common stock for accrued stock payable	–	1,732,775
10% Notes and 14% Greenhouse Mortgage converted to 12% Notes	–	550,000
Accrued interest included in modification of Infinity Note – related party	–	72,626

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(As Adjusted – Note 16)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
December 31, 2015	14,980,014	$14,979	$16,204,216	$(16,427,378)	$(208,183)
Issuance of common stock under Feinsod Agreement	150,000	150	662,850	–	663,000
Warrants issued for DB Option	–	–	55,100	–	55,100
Common stock issued for IPG acquisition	400,000	400	842,800	–	843,200
Common stock issued for Chiefton acquisition	80,000	80	69,320	–	69,400
Warrants issued and modified for 10% Notes	–	–	442,000	–	442,000
Warrants issued with 8% Notes	–	–	31,100	–	31,100
Warrants issued with 12% Notes	–	–	3,570,000	–	3,570,000
Common stock issued upon exercise of warrants for debt	1,330,357	1,331	701,419	–	702,750
Warrants issued for services	–	–	150,165	–	150,165
Common stock issued for services	50,000	50	24,950	–	25,000
Stock options granted to employees	–	–	3,346,692	–	3,346,692
Common stock issued to employees	50,000	50	132,125	–	132,175
Common stock issued upon exercise of stock options	153,000	153	153,187	–	153,340
Net loss	–	–	–	(10,165,960)	(10,165,960)
December 31, 2016	17,193,371	17,193	26,385,924	(26,593,338)	(190,221)
Common stock and warrants issued with Fall 2017 capital raise	4,000,000	4,000	3,996,000	–	4,000,000
Common stock issued upon exercise of warrants for debt	5,479,017	5,478	3,247,272	–	3,252,750
Warrants issued for services	–	–	8,959	–	8,959
Common stock issued for services	8,000	8	25,432	–	25,440
Stock options granted to employees	–	–	3,742,294	–	3,742,294
Stock options under Feinsod Agreement	–	–	104,134	–	104,134
Common stock issued upon exercise of stock options	1,012,522	1,014	782,478	–	783,492
Net loss	–	–	–	(8,220,851)	(8,220,851)
December 31, 2017	27,692,910	$27,693	$38,292,493	$(34,814,189)	$3,505,997

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Adjusted -- Note 16)

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

Security and Cash Transportation Services (“Security Segment”)

We provide advanced security, including on-site professionals and cash transport, to licensed cannabis cultivators and retail shops, under the business name IPG, and security services to non-cannabis customers in the hospitality business, such as hotels, under the business name Mile High Protection Services (“MHPS”). The drop in wholesale prices in Colorado has negatively impacted security services in Colorado, as grow facilities and retailers seek cheaper alternatives or curtail services. We acquired Mile High in order to expand our Colorado security business into the non-cannabis space, as we believe that market provides an opportunity for growth. We have opened an IPG office in California, which recently legalized recreational cannabis in addition to previously legal medical marijuana.

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

Marketing Consulting and Apparel (“Marketing Segment”)

Chiefton’s apparel business, Chiefton Supply, strives to create innovative, unique t-shirts, hats, hoodies and accessories. Our apparel is sold through our on-line shop, cannabis retailers, and specialty t-shirt and gift shops. We are pursuing relationships with national apparel retailers and distributors, as well as expanding our offerings nationwide within the cannabis industry.

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

Finance and Real Estate (“Finance Segment”)

Real Estate Leasing

Until December 29, 2017, we owned a cultivation property in a suburb of Pueblo, Colorado, consisting of approximately three acres of land, which currently includes a 5,000 square foot steel building and a parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022. On December 19, 2017, the Company entered into an agreement to sell this property for $625,000 in cash, which closed on December 29, 2017.

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

Shared Office Space, Networking and Event Services

In October 2014, we purchased a former retail bank located at 6565 East Evans Avenue, Denver, Colorado 80224, which has been branded as “The Greenhouse.”  The building is a 16,056 square foot facility, which we use as our corporate headquarters.

The Greenhouse has approximately 10,000 square feet of existing office space and 5,000 square feet on its ground floor that is dedicated to a consumer banking design. We continue to assess the opportunity to lease shared workspace for entrepreneurs, professionals and others serving the cannabis industry. Clients would be able to lease office, meeting, lecture, educational and networking space, and individual workstations. We expect to continue the renovation of The Greenhouse in 2018.

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

Desert Created Company LLC / DB Products Arizona, LLC

In January 2018, we entered into a limited liability company operating agreement with DNFC LLC (“DNFC”), pursuant to the formation of Desert Created Company LLC (“Desert Created Company”). Each party owns a 50% interest in Desert Created Company, the successor company to DB Arizona. Desert Created Company is the successor entity to DB Products Arizona, LLC (“DB Arizona”).

DB Arizona produced and distributed cannabis-infused elixirs and edible products in Arizona.  We loaned $26,500 and $75,000, respectively, to DB Arizona during the years ended December 31, 2017 and 2016.  In June 2017, we purchased 100% of the ownership interests in GC Finance Arizona LLC (“GC Finance Arizona”) from Infinity Capital for $106,000 in cash.  GC Finance Arizona holds a 50% ownership interest in DB Arizona, an $825,000 loan to DB Arizona, and no liabilities.  We expected future positive cash flows, if any, would first go towards paying the holders of DB Arizona’s notes payable.  Accordingly, we allocated the entire consideration of $106,000 to the note receivable from DB Arizona.  During the quarter ended December 31, 2017, DB Arizona ceased operations and we impaired the full amount of our notes receivable from DB Arizona.

Basis of Presentation

The accompanying consolidated financial statements include the results of GCC and its six wholly-owned subsidiary companies: (a) ACS Colorado Corp., a Colorado corporation formed in 2013; (b) Advanced Cannabis Solutions Corporation, a Colorado corporation formed in 2013; (c) 6565 E. Evans Avenue LLC, a Colorado limited liability company formed in 2014; (d) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; (e) GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015; and (f) GC Finance Arizona LLC (“GC Finance Arizona”), an Arizona limited liability company .  Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, ACS Corp., which was formed in Colorado on June 6, 2013.  Intercompany accounts and transactions have been eliminated.

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

Certain reclassifications have been made to the prior period segment reporting to conform to the current period presentation related to now including GC Supply in our Operations Segment. The reclassifications had no effect on net loss, total assets, or total stockholders’ equity (deficit).

During the year ended December 31, 2017, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2017-11, which impacts accounting for financial instruments with down round features.  This change in accounting principle was applied retrospectively and, accordingly, impacted all periods presented.  See Note 16.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks, and investments that are highly liquid and have maturities of three months or less at the date of purchase.  We maintain our cash balances in financial institutions that, from time to time, may exceed amounts insured by the Federal Deposit Insurance Corporation ($250,000 as of December 31, 2017).

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

Intangible assets consist primarily of customer relationships and marketing-related intangibles. Our intangible assets are being amortized on a straight-line basis over a period of two years.

Impairment of Long-lived Assets and Goodwill

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

Debt with warrants – When we issue debt with warrants, we treat the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations.  When the warrants do not have certain terms, the offset to the contra-liability is recorded as additional paid in capital in our consolidated balance sheets.  If we issue debt with warrants that have certain terms, the warrants may be considered to be a derivative that is recorded as a liability at fair value.  If the initial value of the warrant derivative liability is higher than the fair value of the associated debt, the excess is recognized immediately as interest expense.  The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as expense or gain.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statement of operations.  The debt is treated as conventional debt.

We determine the value of the non-complex warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the volatility of our stock.  For warrants with complex terms, we use the binomial lattice model to estimate their fair value.

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

Our financial instruments include cash, accounts receivable, notes receivable, accounts payables and tenant deposits. The carrying values of these financial instruments approximate their fair value due to their short maturities.  The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us.

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

Market price-based awards – We may issue share-based payments that vest when certain market conditions are met, such as our common stock trading above a certain value for a specific number of days.  We recognize expense for market price-based options at the estimated fair value of the options using the binomial lattice model over the estimated life of the options used in the model, or immediately upon the market conditions being met.  We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option.

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

Income Taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. Our assessment of tax positions as of December 31, 2017 and 2016, determined that there were no material uncertain tax positions.

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

•

GC Finance Arizona – A company that holds a 50% ownership in DB Arizona, and was owned 100% by Infinity Capital prior to our purchase in June 2017.

•

DB Arizona– A company that borrowed $825,000 from GC Finance Arizona.  Prior to our purchase in June 2017, we did not possess the ability to influence DB Arizona and DB Arizona did not have the ability to influence us.  We include DB Arizona as a related party due to our relationship with Michael Feinsod and Infinity Capital, and their relationship with DB Arizona.

Recently Issued Accounting Standards

FASB ASU 2017-11 “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815)” – In July 2017, the FASB issued 2017-11.  The guidance eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock.  Our 12% Warrants were treated as derivative instruments, because they include a “down round” feature, whereby if we issue equity-based instruments at a price below the exercise price of the 12% Warrants, the exercise price of the 12% Warrants would be adjusted.  We have early adopted this standard.  See Note 16.

FASB ASU 2017-09 “Scope of Modification Accounting (Topic 718)” – In May 2017, the FASB issued 2017-09.  The guidance clarifies the accounting for when the terms of a share-based award are modified.  The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years, with early adoption permitted.  This new guidance would only impact our consolidated financial statements if, in the future, we modified the terms of any of our share-based awards.

FASB ASU 2017-04 “Simplifying the Test for Goodwill Impairment (Topic 350)” – In January 2017, the FASB issued 2017-04.  The guidance removes “Step Two” of the goodwill impairment test, which required a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The ASU is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those years, with early adoption permitted.  We do not currently expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

FASB ASU 2017-01 “Clarifying the Definition of a Business (Topic 805)” – In January 2017, the FASB issued 2017-1.  The new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business.  The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606.  The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years.  Adoption of this ASU is not currently expected to have a significant impact on our consolidated results of operations, cash flows and financial position.

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

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 18, 2018, including interim periods within those fiscal years. As of January 1, 2018, we do not have any material leases, so adoption of this ASU will not have a significant impact on our consolidated results of operations, cash flows and financial position.

FASB ASU 2015-17”Income Taxes (Topic 740)” – In November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred tax assets and liabilities on the balance sheet.  Previous GAAP required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet.  The amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Adoption of this ASU is not currently expected to have a significant impact on our consolidated results of operations, cash flows and financial position.

The following recently issued accounting standards all impact revenue recognition for annual reporting periods beginning after December 15, 2017:

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

We have reviewed our contracts with customers, identified the rights of the parties, evaluated the payment terms, assessed the commercial substance of the contracts, and estimated the probability of collectability. We have also considered the goods and services we deliver compared to the contractual performance obligations. Our agreements predominantly have a fixed price for the goods or services to be delivered, we do not provide financing, and settle in cash. Each separate performance obligation within our contracts with customers is priced individually, and we recognize revenue as each good or service is delivered, that is, when the performance obligation is satisfied. Based on this assessment, adoption of these ASUs will not have a significant impact on our consolidated results of operations, cash flows or financial position.

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

The 104,359 shares of restricted common stock were valued based on the closing price per share of our common stock on August 18, 2017, or $1.75 per share, reduced by a discount of 15% due to the vesting period and the restrictions on the Seller’s ability to immediately sell such shares.  The $155,000 value of stock consideration was recorded as accrued stock payable on the December 31, 2017, consolidated balance sheet, which was reduced when the vesting requirements for the shares was met and we issued the common stock in February 2018.

The purchase price allocation was as follows:

Intangible assets:
Customer relationships	$100,000
Tradename	55,000
$155,000

We finalized the purchase price allocation in the quarter ended December 31, 2017.

The accompanying consolidated financial statements include the results of MHPS from the date of acquisition, August 18, 2017.  The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2016, are as follows:

	Year ended December 31,
	2017	2016
	(Unaudited)
Total revenues	$4,103,416	$3,802,492
Net loss	(8,135,847)	(10,118,044)
Net loss per common share:
Basic and diluted	$(0.40)	$(0.65)

NOTE 3.  RECEIVABLES

Our accounts receivables consisted of the following:

	December 31,
	2017	2016
Accounts receivable	$586,219	$225,314
Less: Allowance for doubtful accounts	(140,000)	(43,100)
Total	$446,219	$182,214

Our Notes receivable – DB Arizona consisted of loans of $26,500 and $75,000, respectively, and interest of $11,969 and $2,202, respectively, during the years ended December 31, 2017 and 2016, along with consideration of $106,000 paid for the acquisition of GC Finance Arizona in June 2017.  GC Finance Arizona held a 50% ownership interest in DB Arizona, an $825,000 loan to DB Arizona, and no liabilities. At the time of purchase of GC Finance Arizona, we estimated the fair value of the $825,000, which was subordinate to the $101,500 notes, to be $106,000. The loans bear interest at 14%, with principal and interest due on May 30, 2017.  During the year ended December 31, 2017, we determined that it was not probable that we would recover the amounts due under the notes receivable and, accordingly, recorded an impairment charge of $221,671 in our consolidated statement of operations for the year ended December 31, 2017.

NOTE 4.  PREPAIDS AND OTHER CURRENT ASSETS

Our Prepaids and other current assets consist of the following:

	December 31,
	2017	2016
Prepaid insurance	$53,498	$42,119
Employee receivable – payroll tax withholding for stock option exercise	499,587	–
Other	119,551	34,374
	$672,636	$76,493

NOTE 5.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2017	2016
Land	$800,000	$812,340
Buildings	423,104	871,767
Leasehold improvements	–	41,534
Furniture, fixtures and equipment	161,430	107,741
	1,384,534	1,833,382
Less: Accumulated depreciation	(90,773)	(118,579)
	$1,293,761	$1,714,803

Depreciation expense was $65,282 and $51,913, respectively, for the years ended December 31, 2017 and 2016.

In December 2017, we sold our Pueblo property, consisting of land, building and leasehold improvements with a net carrying value of approximately $410,000 for cash consideration of $579,823, net of certain expenses, and recognized a gain on sale of approximately $196,000.

NOTE 6.   INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following:

December 31, 2017	Gross	Accumulated Amortization	Net	Estimated Life (in years)
MHPS Customer relationships	$100,000	$22,739	$77,261	2
MHPS Tradename	55,000	12,507	42,493	2
Chiefton brand and graphic designs	69,400	69,400	–	2
Intangible assets, net	$224,400	$104,646	$119,754

December 31, 2016	Gross	Accumulated Amortization	Net	Estimated Life (in years)
Chiefton brand and graphic designs	$69,400	$44,017	$25,383	2

Amortization expense was $60,629 and $342,302 for the years ended December 31, 2017 and 2016.  Future amortization expense is $77,500 and $42,254, respectively, during the years ending December 31, 2018 and 2019.

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

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Our accounts payable and accrued expenses consist of the following:

	December 31,
	2017	2016
Accounts payable	$192,204	$191,298
Accrued payroll, taxes and vacation	243,659	127,178
Payroll tax liability for stock option exercises	519,278	–
Property taxes and other	42,653	45,142
	$997,794	$363,618

NOTE 8.  ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

	Amount	Number of Shares
December 31, 2015	$1,532,420	730,000
Feinsod Agreement – accrual	192,800	–
Feinsod Agreement – issued	(663,000)	(150,000)
Consulting services – accrual	6,988	–
Consulting services – issued	(25,000)	(50,000)
Employment agreements – accrual	567	–
Employment agreements – issued	(132,175)	(50,000)
IPG acquisition – issued	(843,200)	(400,000)
Chiefton acquisition – issued	(69,400)	(80,000)
December 31, 2016	–	–
Acquisition of MHPS	155,000	104,359
Warrant exercises	166,860	154,500
December 31, 2017	$321,860	258,859

Acquisition of MHPS

The MHPS shares are issuable on February 27, 2018, if the terms of the Mile High APA are met.

Warrant Exercises

We received cash for the exercise of warrants in 2017 and the shares of common stock were issued in January 2018.

Feinsod Agreement

On August 4, 2014, we entered into an agreement with Michael Feinsod in consideration for serving as Executive Chairman of the Board and as a member of the Board and pursuant to the terms of the Executive Board and Director Agreement (the “Feinsod Agreement”).  The Board approved the issuance to Infinity Capital of (a) 200,000 shares of our common stock on August 4, 2014; (b) 1,000,000 shares of our common stock upon the uplisting of our common stock to the OTC Market’s OTCQB; (c) 150,000 shares of our common stock on August 4, 2015; and (d) 150,000 shares of our common stock on August 4, 2016.  Mr. Feinsod must remain a member of the Board in order for the common stock to be issued.  In addition, the Feinsod Agreement required the issuance of a number of shares of our common stock to Infinity Capital equal to 10% of any new issuances not to exceed 600,000 shares of our common stock in the aggregate during the time that Mr. Feinsod remains a member of the Board (the “New Issuance Allowance”).  Under the terms of the Feinsod Agreement, the New Issuance Allowance would not be triggered upon issuances relating to convertible securities existing as of the date of the Feinsod Agreement.  For illustrative purposes, if we issue 7,000,000 new shares of common stock, then the New Issuance Allowance issued to Infinity Capital would be capped at 600,000 shares of our common stock.  No shares were issued under the New Issuance Allowance.

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

Employment Agreements

On May 13, 2015, we hired two individuals and granted them a total of 100,000 shares of our common stock with a vesting date of January 1, 2016. We valued the 100,000 shares on the date of grant, based on a closing price per share of our common stock of $3.11 on May 13, 2015, and then reduced by 15% due to restriction on the ability to trade our common stock, resulting in a fair value of $264,350.  One individual forfeited his shares, so expense was only recognized for 50,000 shares.  These shares were issued in April 2016.

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

NOTE 9.    DEBT

Infinity Note – Related Party

In February 2015, we issued a senior secured note to Infinity Capital, as amended in April 2015, bearing interest at 5% payable monthly in arrears commencing June 30, 2015, until the maturity date of August 31, 2015 (the “Infinity Note”).   On December 31, 2016, the Infinity Note was amended to aggregate principal and interest, and extend the due date of principal and interest to September 21, 2018.  On July 1, 2015, the outstanding principal and interest of $309,000 was settled by our issuing a 10% private placement note.  Subsequent to the settlement on July 1, 2015, we continued to borrow under the Infinity Note through September 1, 2016.  No additional advances may be made after December 31, 2016.  The Infinity Note is collateralized by a security interest in substantially all of our assets.  Interest expense for the Infinity Note for the years ended December 31, 2017 and 2016, was approximately $68,500 and $61,000, respectively.  The Infinity Note is subordinate to the 12% Notes.

Notes Payable

	December 31,
	2017	2016
12% Notes	$1,621,250	$2,750,000
Unamortized debt discount	(443,917)	(1,500,467)
	1,177,333	1,249,533
Less: Current portion	(1,177,333)	–
Long-term portion	$–	$1,249,533

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

Subject to the terms and conditions of the 12% Agreement, each investor was granted fully-vested warrants equal to their note principal times three (the “12% Warrants”), or nine million warrants, with a life of three years.  4.5 million warrants have an exercise price of $0.35 per share and the other 4.5 million warrants have an exercise price of $0.70 per share.  Should we issue any equity-based instruments at a price lower than the exercise price(s) of the 12% Warrants, other than under our Incentive Plan, the exercise price(s) of the 12% Warrants will be adjusted to the lower price.  The participants in the Fall 2017 Capital Raise (Note 12) waived this provision for that offering.  The 12% Warrants may be exercised at the option of the holder (a) by paying cash, (b) by applying the amount due under the 12% Notes as consideration, or (c) if there is no effective registration statement for the 12% Warrants within six months of being granted, the holder may exercise on a cashless basis.  The registration statement related to the 12% Warrants was declared effective on December 23, 2016.  If our common stock closes above $5.00 for ten consecutive days, we may call the warrants, giving the warrant holders 30 days to exercise.

We received $2,450,000 of cash for issuing the 12% Notes.  $300,000 of 10% Notes and $250,000 of the 14% Greenhouse Mortgage were converted into 12% Notes.  We concluded that these conversions met the criteria for a debt extinguishment and, accordingly, recorded a loss on extinguishment of $1,728,280 during the year ended December 31, 2016.  The loss on extinguishment represents the fair value of the 12% Warrants issued to the previous 10% Note holders and the 14% Greenhouse Mortgage lender.  The initial fair value of the 12% Warrants not associated with the conversions was recorded as a debt discount of $1,855,000.  The 12% Notes are otherwise treated as conventional debt.

For purposes of determining the loss on extinguishment and the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the warrant as of September 21, 2016, were:

Current stock price	$1.20
Risk-free interest rate	0.92%
Expected dividend yield	–
Expected term (in years)	3.0
Expected volatility	146%
Number of iterations	5

The fair value of the 12% Warrants, recorded as additional paid in capital, was allocated as follows:

Extinguishment of debt	$1,715,000
Debt discount	1,855,000
$3,570,000

The Infinity Note and the 12% Notes, totaling $2,991,376, are due and payable on September 21, 2018.  We paid off the 12% Notes in January 2018 and paid off the Infinity Note in February 2018.

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

$309,000 of the 10% Notes were due to a related party, Infinity Capital.  During the years ended December 31, 2016, approximately $22,500 of interest expense under the 10% Notes related to Infinity Capital.  The Infinity Capital portion of the principle and accrued interest of the 10% Notes was settled for cash of $347,000, in September 2016.

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

NOTE 10.   COMMITMENTS AND CONTINGENCIES

Legal

To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 11.   DEFERRED TAXES

The components of net deferred tax assets are as follows:

	December 31,
	2017	2016
Net operating loss carryforwards	$3,446,733	$2,761,830
Equity-based instruments	3,648,787	5,043,533
Long-lived assets and other	427,779	504,721
Deferred tax asset valuation allowance	(7,523,299)	(8,310,084)
	$–	$–

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year ended December 31,
	2017	2016
Income tax benefit at statutory rate	$(2,795,089)	$(3,456,426)
State income tax benefit, net of Federal benefit	(251,213)	(470,684)
Equity-based instruments	(315,589)	–
Amortization of debt discount	391,513	251,786
Loss on extinguishment of debt	–	838,379
Tax Cuts and Jobs Act rate change	991,223	–
Other	(242,781)	2,377
Valuation allowance	2,218,936	2,834,568
	$–	$–

NOTE 12.   STOCKHOLDERS’ EQUITY

Fall 2017 Capital Raise

During the year ended December 31, 2017, in a private placement we raised $4 million of equity by issuing four million shares of our common stock and four million warrants (“Fall 2017 Warrants”) to purchase shares of our common stock (together “Units”) for $1.00 per Unit.  The Fall 2017 Warrants have an exercise price of $0.50 per share and are exercisable for two years.  If our common stock closes above $5.00 for ten consecutive days, we may call the warrants, giving the warrant holders 10 days to exercise. All four million Fall 2017 Warrants were outstanding as of December 31, 2017.  In consideration for the sale of the Units, we received $3,750,000 in cash and extinguished $250,000 of 12% Notes.

Share-based compensation

Share-based compensation expense consisted of the following:

	Year ended December 31,
	2017	2016
Employee Awards	$3,742,294	$3,347,259
Consulting Awards	34,399	157,153
Feinsod Agreement	104,134	192,800
DB Option Agreement	–	55,100
	$3,880,827	$3,752,312

Employee Stock Options

On October 29, 2014, the Board authorized the adoption of and on June 26, 2015, our stockholders ratified our 2014 Equity Incentive Plan (the “Incentive Plan”).  The Incentive Plan provides for the issuance of up to 10 million shares of our common stock, and is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning our long term interests with participants. As of December 31, 2017, there were 8,834,478 shares available to issue under the Incentive Plan. In April 2016, we filed a Registration Statement on Form S-8 (the “Registration Statement”), which automatically became effective in May 2016.  The Registration Statement relates to 10,000,000 shares of our common stock, which are issuable pursuant to, or upon exercise of, options that have been granted or may be granted under our Incentive Plan.

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  The following summarizes the Black-Scholes assumptions used for Employee Awards:

Year ended December 31,
	2017	2016
Exercise price	$1.34 – 4.23	$0.61 – 3.20
Stock price on date of grant	$1.34 – 4.23	$0.63 – 3.20
Volatility	140 – 153%	146 – 153%
Risk-free interest rate	1.4 – 2.3%	0.7 – 1.9%
Expected life (years)	3.0 – 5.0	3.0 – 5.0
Dividend yield	–	–

We use an estimated forfeiture rate of 78% and 67%, respectively, for our hourly employees, who were granted 47,600 and 80,500 options, respectively, during the years ended December 31, 2017 and 2016.  We assume options granted to salaried employees will all vest.

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,509,000	$1.49
Granted	6,826,000	0.87
Exercised	(153,000)	1.00
Forfeited or expired	(363,600)	0.97
Outstanding at December 31, 2016	8,818,400	1.04
Granted	1,496,100	2.29
Exercised	(1,012,522)	0.78
Forfeited or expired	(596,700)	1.19
Outstanding at December 31, 2017	8,705,278	1.28	2.1	$45,290,000

Exercisable at December 31, 2017	7,385,378	$1.08	1.7	$39,858,000

Based on our estimated forfeiture rates, we expect 1,305,995 Employee Awards will vest.  As of December 31, 2017, there was approximately $1,712,998 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of 7 months.

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

The fair value of each warrant grant is estimated using Black-Scholes.  We use historical data to estimate the expected price volatility.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of valuation for the estimated life of the option.  The following summarizes the Black-Scholes assumptions used for Consulting Awards granted:

	Year ended December 31,
	2017	2016
Exercise price	$1.40	$0.60 – 1.20
Stock price, date of valuation	$1.40	$1.91 – 2.33
Volatility	128%	146 – 163%
Risk-free interest rate	1.7%	0.8 – 1.3%
Expected life (years)	2.0	2.0 – 4.8
Dividend yield	–	–

The following summarizes Consulting Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	225,500	$3.62
Granted	55,000	1.01
Forfeited or expired	(150,000)	4.40
Outstanding at December 31, 2016	157,500	1.96
Granted	10,000	1.40
Forfeited or expired	(40,000)	3.62
Outstanding and exercisable at December 31, 2017	127,500	2.40	1.7	$647,550

Feinsod Employment Agreement

On December 8, 2017, we entered into an employment agreement with Michael Feinsod for his continued service as our Executive Chairman of our Board of Directors.  Pursuant to the agreement, Mr. Feinsod received (a) 600,000 stock options that vest on the anniversary date of the agreement for the next three years, or 200,000 per year (“Time-based Options”); and (b) three tranches of 100,000 stock options that vest when our stock price has an average trading price for 20 days of $3.50, $5.00 and $6.50 (“Market-based Options”).  The options have an exercise price of $3.45 per share and a ten year life.  These options were not issued under the Incentive Plan and, accordingly, the underlying shares are not registered.  As of December 31, 2017, none of the options had vested.

The Time-based Options were valued using the Black-Scholes model and the Market-based Options were valued using the binomial lattice model, with the following assumptions:

	Time-based Options	Market-based Options
Exercise price	$3.45	$3.45
Stock price, date of valuation	$3.45	Trigger Price
Volatility	140%	144%
Risk-free interest rate	2.4%	1.9%
Expected life (years)	10.0	3.0
Dividend yield	–	–

DB Option Agreement warrants

In order to extend the DB Option Agreement with Infinity Capital, in March 2016 we granted Infinity Capital warrants to purchase 100,000 shares of our common stock at an exercise price of $0.67 per share with a five year life.  The fair value of $55,100 is included in share-based compensation expense.  All 100,000 warrants were still outstanding as of December 31, 2017.  The following summarizes the Black-Scholes assumptions used to estimate the fair value of the DB Option Agreement warrants:

Stock price on date of grant	$0.61
Volatility	150%
Risk-free interest rate	1.2%
Expected life (years)	5.0
Dividend yield	–

IPG Acquisition Warrants

In connection with the IPG APA, we issued to IPG 500,000 fully-vested warrants to purchase a) 250,000 shares of our common stock at $4.50 per share, (the “IPG $4.50 Warrants”), and b) 250,000 shares of our common stock at $5.00 per share (the “IPG $5.00 Warrants”) (collectively, the “IPG Warrants”). All of these warrants were still outstanding as of December 31, 2017.

Warrants with Debt

The fair value of each warrant grant is estimated using Black-Scholes, except for the 12% Warrants (see Note 16).  We use historical data to estimate the expected price volatility.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the warrant.  The following summarizes the Black-Scholes assumptions used for warrants granted for debt during the year ended December 31, 2016:

Volatility	148 – 158%
Risk-free interest rate	0.8 – 1.2%
Expected life (years)	1.1 – 5.0
Dividend yield	–

The following summarizes warrants issued with debt activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	597,200	$1.41
Granted	9,759,000	0.58
Cancelled	(1,330,357)	0.53
Outstanding at December 31, 2016	9,025,843	0.63
Exercised	(5,633,517)	0.61
Expired	(40,626)	1.16
Outstanding and exercisable at December 31, 2017	3,351,700	0.65	2.0	$19,541,136

NOTE 13.   NET LOSS PER SHARE

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2017	2016
Stock options	9,605,278	8,818,400
Warrants	8,119,200	9,783,343
Accrued stock payable	258,859	–
	17,983,337	18,601,743

NOTE 14.   SUBSEQUENT EVENTS

Subsequent to December 31, 2017, and up to the date of this filing, 6,900,000 and 507,221 shares, respectively, of our common stock were issued upon the exercise of warrants and stock options for consideration of $3,725,860 and $443,322, respectively, in cash.  In January 2018, we exercised our option to call the 12% Warrants and Fall 2017 Warrants. All holders exercised their warrants, thus we will not be required to buy them back.

In January 2018, we paid off the outstanding balance of the 12% Notes of $1,621,250.  In February 2018, we paid off the outstanding balance of the Infinity Note of $1,370,126.

In January 2018, we entered into a limited liability company operating agreement with DNFC LLC (“DNFC”), pursuant to the formation of Desert Created Company LLC (“Desert Created Company”).  Each party owns a 50% interest in Desert Created Company, the successor company to DB Arizona.  In connection with the formation of Desert Created Company, we contributed 75,000 shares of our common stock and warrants to purchase 75,000 shares of our common stock, at an exercise price of $2.00 per share, to members of DNFC.  This agreement was initially discussed and priced in November 2017, however, the transaction did not close until January 2018.  In the interim, our stock price increased substantially.  We anticipate recording a loss during the quarter ending March 31, 2018, due to the change in stock price between initial discussions and closing, as it relates to the value of our 50% interest in Desert Created Company.

In January 2018, we issued 154,500 shares of our common stock related to warrants exercised in late December 2017.

In February 2018, we issued 104,359 shares of our common stock related to the acquisition of MHPS.

NOTE 15.   SEGMENT INFORMATION

Our operations are organized into four segments: Security and Cash Management Services; Marketing and Products; Consulting and Advisory; and Finance and Real Estate.  All revenue originates and all assets are located in the United States.  We have revised our disclosure to correspond to the information provided to the chief operating decision maker.

Year ended December 31

2017	Security	Marketing	Operations	Finance	Total
Revenues	$1,884,618	$239,605	$1,265,072	$132,780	$3,522,075
Costs and expenses	(2,320,042)	(527,590)	(1,453,436)	(277,114)	(4,578,182)
Gain on sale	–	–	–	196,003	196,003
	$(435,424)	$(287,985)	$(188,364)	$51,669	(860,104)
Corporate expenses					(7,360,747)
				Net loss	$(8,220,851)

2016	Security	Marketing	Operations	Finance	Total
Revenues	$2,232,915	$188,594	$432,046	$128,427	$2,981,982
Costs and expenses	(2,253,194)	(387,330)	(555,892)	(32,143)	(3,228,559)
Interest expense	–	–	–	(8,669)	(8,669)
	$(20,279)	$(198,736)	$(123,846)	$87,615	(255,246)
Corporate expenses					(9,910,714)
				Net loss	$(10,165,960)

	December 31,
Total assets	2017	2016
Security	$488,299	$141,140
Marketing	57,833	50,919
Operations	231,670	55,750
Finance	–	515,205
Corporate	6,826,124	2,094,857
	$7,603,926	$2,857,871

NOTE 16.  CHANGE IN ACCOUNTING PRINCIPLE

During the quarter ended December 31, 2017, we early adopted ASU 2017-11, which eliminates the requirement to consider “down round” features when determining whether certain equity-linked instruments or embedded features are indexed to an entity’s own stock.  Our 12% Warrants were treated as derivative instruments, because they include a “down round” feature, whereby if we issue equity-based instruments at a price below the exercise price of the 12% Warrants, the exercise price of the 12% Warrants would be adjusted.  Upon adoption of the new accounting principle, the 12% Warrants qualify for the exception from derivative treatment.  We have retrospectively adjusted our consolidated financial statements for each prior reporting period to reflect this change in accounting principle.

The changes to our December 31, 2016, consolidated balance sheet are as follows:

	Previously Reported	Currently Reported	Effect of Change
Warrant derivative liability	$23,120,000	$–	$(23,120,000)
Total current liabilities	23,539,579	419,579	(23,120,000)
Notes payable (net of discount)	815,250	1,249,533	434,283
Total liabilities	25,733,809	3,048,092	(22,685,717)
Common stock	17,129	17,193	64
Additional paid-in capital	26,333,988	26,385,924	51,936
Accumulated deficit	(49,227,055)	(26,593,338)	22,633,717
Total Stockholders’ Equity (Deficit)	(22,875,938)	(190,221)	22,685,717
Total Liabilities and Stockholders’ Equity (Deficit)	2,857,871	2,857,871	–

The effect of change for common stock and additional paid-in capital include an unrelated adjustment for number of shares of common stock outstanding from the year ended December 31, 2014.

The changes to our consolidated statement of operations for the year ended December 31, 2016, are as follows:

	Previously Reported	Currently Reported	Effect of Change
Amortization of debt discount	$812,505	$651,788	$(160,717)
Interest expense	5,476,084	287,084	(5,189,000)
Net loss on derivative liability	17,284,000	–	(17,284,000)
Total other (income) expense, net	25,742,869	3,109,152	(22,633,717)
Net loss	(32,799,677)	(10,165,960)	22,633,717
Net loss per share	$(2.13)	$(0.66)	$1.47

The changes to our consolidated statement of cash flows for the year ended December 31, 2016, are as follows:

	Previously Reported	Currently Reported	Effect of Change
Net loss	$(32,799,677)	$(10,165,960)	$22,633,717
Amortization of debt discount	812,505	651,788	(160,717)
Initial fair value of derivative warrant liability included as interest expense	5,189,000	–	(5,189,000)
Loss on derivative liability, net	17,284,000	–	(17,284,000)
Net cash used in operating activities	(1,854,751)	(1,854,751)	–

Non-Cash Transactions
Derivative warrant liability recorded as debt discount	$2,450,000	$–	$(2,450,000)
Warrants issued in connection with debt recorded as debt discount	31,100	1,886,100	1,855,000
Portion of Warrant derivative liability recorded as Additional paid-in capital upon exercise of warrants	3,518,000	–	(3,518,000)

None of the changes impacted our segments.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of December 31, 2017.

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

•

We intend to hire an accounting manager who is a certified public accountant, and assess and remediate any other personnel weaknesses.

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

Changes in Internal Control over Financial Reporting

We made the following changes to our internal control over financial reporting during the year ended December 31, 2017:

•

Appointed a certified public accountant as our Chief Financial Officer.

•

Hired a certified public accountant as our Corporate Controller.

•

Implemented a formal quarterly review of financial information with our Chief Executive Officer and each managing director that oversees an operating segment.  These individuals provide a certification that the operating results are accurate to the best of their knowledge.

•

Account reconciliations are now prepared for all material accounts and independently reviewed.

•

All manual journal entries are independently reviewed.

•

All expenditures are approved by our Chief Executive Officer.

•

We have segregation of duties between access to our accounting information system and individuals who may sign checks.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the headings “Board of Directors,” “Corporation Governance and Board Matters,” and “Executive Officers” in our 2018 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2017, in connection with the solicitation of proxies for our 2018 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the heading “Executive Officer and Director Compensation” in our 2018 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2017, in connection with the solicitation of proxies for our 2018 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the heading “Security Ownership and Certain Beneficial Owners and Management” in our 2018 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2017, in connection with the solicitation of proxies for our 2018 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Certain Relationships and Related Transactions,” Board of Directors” and “Corporate Governance and Board Matters” in our 2018 Proxy Statement, to be filed with the SEC within X days within 120 days after December 31, 2017, in connection with the solicitation of proxies for our 2018 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the heading “Audit Information” in our 2018 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2017, in connection with the solicitation of proxies for our 2018 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed with this Report:

Exhibit Number	Exhibit Name
1	Securities Purchase Agreement (Incorporated by reference to Exhibit 1 to our Form 8-K filed on August 3, 2015)
2.1	Articles of Merger (Acquisition of shares in Advanced Cannabis Solutions) (Incorporated by reference to Exhibit 2 to our registration statement on Form S-1, File No. 333-163342)
2.2	Asset Purchase Agreement dated August 18, 2017, between General Cannabis Corp and Mile High Protection Services LLC (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed on August 24, 2017)
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1, File No. 333-163342)
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1, File No. 333-163342)
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1, File No. 333-163342)
3.4	Bylaws (Incorporated by reference to Exhibit 3.4 to our registration statement on Form S-1, File No. 333-163342)
3.5	Articles of Amendment (name change) (Incorporated by reference to Exhibit 3.5 to our Form 8-K filed on September 30, 2014)
3.6	Articles of Amendment (name change) (Incorporated by reference to Exhibit 3.6 to our Form 8-K filed on June 18, 2015)
4.1	Senior Secured Note dated February 19, 2015 (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 24, 2015)
4.2	Warrant dated March 16, 2015 (Incorporated by reference to Exhibit 4.2 to our Form 8-K filed on March 31, 2015)
4.3	Senior Secured Note dated April 30, 2015 (Incorporated by reference to Exhibit 4.3 to our Form 8-K filed on May 1, 2015)
4.4	Secured Promissory Note (Incorporated by reference to Exhibit 4.4 to our Form 8-K filed on May 14, 2015)
4.5	Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.5 to our Form 8-K filed on April 6, 2016)
4.6	Amendment to Warrants to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 4.6 to our Form 8-K filed on December 5, 2016)
10.1	Share Exchange Agreement (Incorporated by reference to Exhibit 10 to our Form 8-K filed on August 16, 2013.)
10.2	Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed on January 27, 2014)
10.3	Warrant (Series C) (Incorporated by reference to Exhibit 10.2 to our Form 8-K/A filed on January 27, 2014)
10.4	Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to our Form 8-K/A filed on January 27, 2014)
10.5	Form of Convertible Note (Incorporated by reference to Exhibit 10.4 to our Form 8-K/A filed on January 27, 2014)
10.6	Form of Guarantee (Incorporated by reference to Exhibit 10.5 to our Form 8-K/A filed on January 27, 2014)
10.7	Form of Security Agreement (Incorporated by reference to Exhibit 10.6 to our Form 8-K/A filed on January 27, 2014)
10.8

Amendment No.1 to the Securities Purchase Agreement and Amendment No.1 to the Warrant to Purchase Common Stock by and between the Company and Full Circle Capital Corporation dated September 24, 2014 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 30, 2014)

10.9	Agreement Regarding Sale of Oil and Gas Mapping Business (Incorporated by reference to Exhibit 10.8 to our registration statement on Form S-1, File No. 333-193890)
10.10	Note and Deed of Trust (Pueblo County, Colorado purchase) (Incorporated by reference to Exhibit 10.9 to our registration statement on Form S-1, File No. 333-193890.)
10.11	Form of Convertible Note (Incorporated by reference to Exhibit 10.10 to our registration statement on Form S-1, File No. 333-193890)
10.12	Form of Series A Warrant (Incorporated by reference to Exhibit 10.11 to our registration statement on Form S-1, File No. 333-193890)
10.13	Form of Series B Warrant (Incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1, File No. 333-193890)
10.14	Lease Agreement (Pueblo Property) (Incorporated by reference to Exhibit 10.13 to our registration statement on Form S-1, File No. 333-193890)
10.15	Promissory Note (the “Greenhouse”) (Incorporated by reference to Exhibit 10.14 to our registration statement on Form S-1, File No. 333-193890)
10.16	Common Stock Warrant dated October 21, 2014 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 27, 2014)
10.17	Executive Chairman of the Board and Director Agreement between the Company and Michael Feinsod dated August 4, 2014 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 5, 2014)

10.18	Independent Contractor Agreement with Brian Kozel dated October 24, 2014 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 24, 2014)
10.19	Asset Purchase Agreement by and among the Company, GC Security LLC and Iron Protection Group LLC (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 16, 2015)
10.20	Amendment No. 2 to Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 6, 2015.
10.21	Form of Security Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 14, 2015)
10.22	Form of 10% Warrant (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on May 14, 2015)
10.23	Employee Nonstatutory Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 16, 2015)
10.24	Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 3, 2015)
10.25	Asset Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 1, 2015)
10.26	Bill of Sale (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on October 1, 2015)
10.27	Assignment and Assumption Agreement (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on October 1, 2015)
10.28	Intellectual Property Assignment Agreement (Incorporated by reference to Exhibit 10.4 to our Form 8-K filed on October 1, 2015)
10.29	Option for the Company to Purchase Note and Equity Interest (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 9, 2015)
10.30	Form of Amendment to Option to Purchase Note and Equity Interest (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 8, 2016)
10.31	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 8, 2016)
10.32	Form of Promissory Note (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 26, 2016)
10.33	Form of Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on August 26, 2016)
10.34	Form of Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 26, 2016)
10.35	Form of Promissory Note (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on September 26, 2016)
10.36	Form of Security Agreement (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on September 26, 2016)
10.37	Form of Series A Warrant (Incorporated by reference to Exhibit 10.4 to our Form 8-K filed on September 26, 2016)
10.38	Form of Series B Warrant (Incorporated by reference to Exhibit 10.5 to our Form 8-K filed on September 26, 2016)
10.39	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 13, 2017)
10.40	Form of Warrant (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on October 13, 2017)
10.41†	Employment Agreement, dated as of December 8, 2017, among the Company and Michael Feinsod (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 14, 2017)
10.42†	Form of Time-Based Options Award (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 14, 2017)
10.41†	Form of Performance-Based Options Award (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on December 14, 2017)
10.42

Amendment No. 1 to Securities Purchase Agreement dated as of December 15, 2017, by and among the Company and the investors on the signature pages thereto (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on December 21, 2017)

10.43	Letter agreement dated January 5, 2018, by and between the Company and Infinity Capital (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on January 8, 2018)
10.44†*	Employment Agreement, dated September 15, 2017, between Brian Andrews and the Company
10.45†	Employment Agreement, dated February 21, 2018, between Joe Hodas and the Company (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on February 23, 2018)
10.46†	2014 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Form S-8 filed on April 25, 2016)
14.1	Code of Ethics
21.1*	Subsidiaries
31.1*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of the Principal Executive and Financial Officers
101	XBRL Interactive Data Files

(*)   Filed herewith.

(†)   Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Robert L. Frichtel	Principal Executive Officer, and a Director	March 12, 2018
Robert L. Frichtel

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Frichtel	Principal Executive Officer, and a Director	March 12, 2018
Robert L. Frichtel

/s/ Brian Andrews	Principal Financial and Accounting Officer	March 12, 2018
Brian Andrews

/s/ Michael Feinsod	Chairman of the Board of Directors	March 12, 2018
Michael Feinsod

/s/ Peter Boockvar	Director	March 12, 2018
Peter Boockvar

/s/ Mark Green	Director	March 12, 2018
Mark Green

/s/ Duncan Levin	Director	March 12, 2018
Duncan Levin