Form 10-Q
period 2018-03-31
GENERAL CANNABIS CORP
filed 2018-05-11
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended March 31, 2018.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORP

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

6565 East Evans Avenue
Denver, CO 80224
(Address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes   ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☑
Non-accelerated filer	☐	Emerging growth company	☐
Accelerated filer	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐       No  ☑

As of May 8, 2018, there were 35,460,990 issued and outstanding shares of the Company’s common stock.

GENERAL CANNABIS CORP

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$4,640,799	$5,036,787
Accounts receivable, net	368,352	446,219
Prepaid expenses and other current assets	214,585	672,636
Inventory	120,204	34,769
Total current assets	5,343,940	6,190,411

Property and equipment, net	1,418,988	1,293,761
Intangible assets, net	100,642	119,754
Investment in Desert Created	125,671	–
Total Assets	$6,989,241	$7,603,926

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$816,434	$997,794
Interest payable	–	123,446
Customer deposits	71,445	107,370
Accrued stock payable	–	321,860
Notes payable (net of discount)	–	1,177,333
Infinity Note – related party	–	1,370,126
Total current liabilities	887,879	4,097,929

Total Liabilities	887,879	4,097,929

Commitments and Contingencies	–	–

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017	–	–
Common Stock, $0.001 par value; 100,000,000 shares authorized; 35,433,990 shares and 27,692,910 shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively	35,434	27,693
Additional paid-in capital	45,346,504	38,292,493
Accumulated deficit	(39,280,576)	(34,814,189)
Total Stockholders’ Equity	6,101,362	3,505,997

Total Liabilities & Stockholders’ Equity	$6,989,241	$7,603,926

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2018	2017
		As Adjusted (Note 11)
REVENUES
Service	$893,379	$663,334
Rent and interest	–	32,484
Product sales	49,103	23,287
Total revenues	942,482	719,105

COSTS AND EXPENSES
Cost of service revenues	752,474	457,696
Cost of goods sold	77,690	18,611
Selling, general and administrative	942,178	723,907
Share-based expense	1,758,571	1,434,835
Professional fees	545,110	246,606
Depreciation and amortization	32,941	24,572
Total costs and expenses	4,108,964	2,906,227

OPERATING LOSS	(3,166,482)	(2,187,122)

OTHER EXPENSE
Amortization of debt discount	443,917	364,933
Interest expense, net	2,659	78,031
Loss from Desert Created investment	47,829	–
Impairment of Desert Created investment	805,500	–
Total other expense, net	1,299,905	442,964

NET LOSS	$(4,466,387)	$(2,630,086)

PER SHARE DATA – Basic and diluted
Net loss per share	$(0.14)	$(0.14)
Weighted average number of common shares outstanding	32,034,298	18,895,657

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2018	2017
		As Adjusted (Note 11)
OPERATING ACTIVITIES
Net loss	$(4,466,387)	$(2,630,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	443,917	364,933
Depreciation and amortization expense	32,941	24,572
Impairment of Desert Created investment	805,500	–
Loss from Desert Created investment	47,829	–
Equity-based payments	1,758,571	1,434,835
Changes in operating assets and liabilities:
Accounts receivable	77,867	(57,207)
Prepaid expenses and other assets	458,051	(36,986)
Inventory	(85,435)	(1,744)
Accounts payable and accrued liabilities	(340,731)	(57,023)
Net cash used in operating activities:	(1,267,877)	(958,706)

INVESTING ACTIVITIES
Purchase of property and equipment	(139,056)	(12,383)
Lending on Note receivable – related party	–	(26,500)
Net cash used in investing activities	(139,056)	(38,883)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	3,559,000	553,125
Proceeds from exercise of stock options	443,321	78,305
Payments on notes payable	(1,621,250)	–
Payments on Infinity Note – related party	(1,370,126)	–
Net cash provided by financing activities	1,010,945	631,430

NET DECREASE IN CASH	(395,988)	(366,159)
CASH, BEGINNING OF PERIOD	5,036,787	773,795
CASH, END OF PERIOD	$4,640,799	$407,636

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$202,749	$69,496

NON-CASH TRANSACTIONS
Issuance of common stock and warrants for investment in Desert Created	$979,000	$–
Issuance of common stock for accrued stock payable	321,860	–
12% Note principal used to exercise 12% Warrants	–	668,750

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(As Adjusted – Note 11)

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

Security and Cash Transportation Services (“Security Segment”)

We provide advanced security, including on-site professionals and cash transport, to licensed cannabis cultivators and retail shops, under the business name Iron Protection Group (“IPG”), and security services to non-cannabis customers in the hospitality business, such as hotels, under the business name Mile High Protection Services (“MHPS”). The drop in wholesale cannabis prices in Colorado has negatively impacted security services in Colorado, as grow facilities and retailers seek cheaper alternatives or curtail services. We strategically acquired MHPS in order to expand our Colorado security business into the non-cannabis space, as we believe that market provides an opportunity for growth. We have opened an IPG office in California, which recently legalized recreational cannabis in addition to previously legal medical marijuana.

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

Finance and Real Estate (“Finance Segment”)

Real Estate Leasing

Until December 29, 2017, we owned a cultivation property in a suburb of Pueblo, Colorado, consisting of approximately three acres of land, which currently includes a 5,000 square foot steel building and a parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022. On December 19, 2017, we entered into an agreement to sell this property for $625,000 in cash, which closed on December 29, 2017.

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

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2017, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of March 31, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2018.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results of operations expected for the year ending December 31, 2018.

The condensed consolidated financial statements include the results of GCC and its six wholly-owned subsidiary companies: (a) ACS Colorado Corp., a Colorado corporation formed in 2013; (b) Advanced Cannabis Solutions Corporation, a Colorado corporation formed in 2013; (c) 6565 E. Evans Avenue LLC, a Colorado limited liability company formed in 2014; (d) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; (e) GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015; and (f) GC Finance Arizona LLC (“GC Finance Arizona”), an Arizona limited liability company.  Advanced Cannabis Solutions Corporation has one wholly-owned subsidiary company, ACS Corp., which was formed in Colorado on June 6, 2013.  Intercompany accounts and transactions have been eliminated.

During the year ended December 31, 2017, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2017-11, which impacts accounting for financial instruments with down round features.  This change in accounting principle was applied retrospectively and, accordingly, impacted all 2017 periods presented.  See Note 11.

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

•

DB Arizona – A company that borrowed $825,000 from GC Finance Arizona.  Prior to our purchase in June 2017, we did not possess the ability to influence DB Arizona and DB Arizona did not have the ability to influence us.  We include DB Arizona as a related party due to our relationship with Michael Feinsod and Infinity Capital, and their relationship with DB Arizona.

Significant Accounting Policy Updates

Revenue Recognition

During the three months ended March 31, 2018, we adopted the following accounting principles related to revenue recognition: (a) FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606);” (b) FASB ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815);” and (c) FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606).” Due to the nature of our contracts with customers, adopting the new accounting principles did not have a significant impact on our prior period results of operations, cash flows or financial position.

Our service and product revenues arise from contracts with customers.  Service revenue includes (a) Security segment revenue, (b) Operations segment consulting revenues, and (c) Marketing segment revenues from design consulting, including customer-branded apparel designed and fulfilled by Chiefton.  Product revenue includes (a) Operations segment product sales and (b) Marketing segment Chiefton-branded apparel.  The majority of our revenue is derived from distinct performance obligations, such as time spent delivering a service or the delivery of a specific product.

We may also enter into contracts with customers that identify a single, or few, distinct performance obligations, but that also have non-distinct, underlying performance obligations.  These contracts are typically fulfilled within one to three months.  Only an insignificant portion of our revenue would be assessed for allocation between distinct (contractual) performance obligations and non-distinct deliverables between reporting periods and, accordingly, we do not record a contract asset for completed, non-distinct performance obligations prior to invoicing the customer.

We recognize revenue when the following criteria are met:

The parties to the contract have approved the contract and are committed to perform their respective obligations – our customary practice is to obtain written evidence, typically in the form of a contract or purchase order.

Each party’s rights regarding the goods or services have been identified –  we have rights to payment when services are completed in accordance with the underlying contract, or for the sale of goods when custody is transferred to our customers either upon shipment to or receipt at our customers’ locations, with no right of return or further obligations.

The payment terms for the goods or services have been identified –  prices are typically fixed and no price protections or variables are offered.

The contract has commercial substance – our practice is to only enter into contracts that will positively affect our future cash flows.

Collectability is probable –  we typically require a retainer for all or a portion of the goods or services to be delivered, as well as continually monitoring and evaluating customers’ ability to pay.  Payment terms are typically zero to fifteen days within delivery of the good or service.

Customer deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received. Where possible, we obtain retainers to lessen our risk of non-payment by our customers. Customer deposits are recognized as revenue as we perform under the contract. During the three months ended March 31, 2018, we received $54,895 in deposits and recognized $90,820 into revenue.

We record bad debt expense when we conclude the credit risk of a customer indicates the amount due under the contract is not collectible. We recorded bad debt expense of $67,514 and $2,470, respectively, during the three months ended March 31, 2018 and 2017.

Equity-method Investments

We use the equity method for investments when we are able to exercise significant influence over, but do not control, the investee, and are not the primary beneficiary of the investee’s activities.  We include our portion of an equity-method investee’s net income or loss within other expense on the condensed consolidated statements of operations.  In the event that the cost basis in an investment exceeds the fair value of the underlying business, we record an impairment charge to reduce our carrying value to the estimated fair value.

Recently Issued Accounting Standards

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

NOTE 2.   EQUITY-METHOD INVESTMENT AND BUSINESS ACQUISITIONS

Desert Created Company LLC / DB Products Arizona, LLC

In January 2018, we entered into a limited liability company operating agreement with DNFC LLC (“DNFC”), pursuant to the formation of Desert Created Company LLC (“Desert Created”). Each party owns a 50% interest in Desert Created, which took over the assets and operations of DB Products Arizona, LLC (“DB Arizona”). Desert Created produces and distributes cannabis-infused edible products in Arizona. In connection with the formation of Desert Created, we contributed 75,000 shares of our common stock and warrants to purchase 75,000 shares of our common stock, at an exercise price of $2.00 per share, to members of DNFC. This pricing was agreed to in November 2017, however, the transaction did not close until January 2018. In the interim, our stock price increased substantially.

The 75,000 shares of our common stock were valued at $461,000, based on the closing price per share of our common stock on January 24, 2018, or $7.23 per share, reduced by a discount of 15% due to the restrictions on the Seller’s ability to immediately sell such shares.  The warrants to purchase 75,000 shares of our common stock were valued at $518,000, using the Black-Scholes model, assuming a life of 5.0 years, a risk-free interest rate of 1.2% and a volatility of 150%. The fair value of Desert Created was estimated based on the relative fair value of the underlying assets and liabilities, consisting primarily of cash, accounts receivable, equipment and accounts payable.

The purchase price allocation was as follows:

Common Stock	$461,000
Warrants	518,000
Initial investment in Desert Created	$979,000

Fair value of Desert Created	$347,097
Percentage ownership	50%
Fair value of 50% of Desert Created	173,500
Initial investment in Desert Created	979,000
Impairment	$805,500

The income and losses related to Desert Created are recognized using the equity method of accounting. The value of the investment as of March 31, 2018 consists of the following:

Initial investment in Desert Created	$979,000
Impairment	(805,500)
Net loss	(47,829)
March 31, 2018	$125,671

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

Mile High Protection Services

On August 18, 2017, we entered into an Asset Purchase Agreement (the “Mile High APA”) with Mile High Protection Services LLC, a Colorado limited liability company, and its sole member (together “Seller”) whereby we acquired the tradename, workforce, customer contracts, and other intangible assets of the business.  Pursuant to the Mile High APA, we agreed to deliver to Seller 224,359 restricted shares of our common stock.  The shares vested over a six month period.  The Mile High APA contained certain provisions that require Seller to forfeit a portion of such shares in the event that Seller does not meet the obligations under the Mile High APA.  In accordance with the terms of the Mile High APA, the number of shares to be delivered was reduced by 120,000, to 104,359 shares of our common stock.  Seller also agreed to a three year non-compete agreement.

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

The accompanying consolidated financial statements include the results of MHPS from the date of acquisition, August 18, 2017.  The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2017, are as follows:

Three months ended March 31, 2017
Total revenues	$912,885
Net loss	(2,601,751)
Net loss per common share:
Basic and diluted	$(0.14)

NOTE 3.   LONG-LIVED ASSETS

Property and Equipment

Depreciation expense was $13,829 and $16,016, respectively, for the three months ended March 31, 2018 and 2017.  We have not recognized any impairment as of March 31, 2018.

Intangible Assets

Intangible assets of $100,642 as of March 31, 2018, consisted of MHPS customer relationships of $100,000, net of accumulated amortization of $35,069 and MHPS tradename of $55,000, net of accumulated amortization of $19,289, both based on an estimated useful life of two years.  The intangible asset for Chiefton brand and graphic designs, with a gross value of $69,400, was fully amortized as of September 30, 2017.

Amortization expense was $19,112 and $8,556, respectively, for the three months ended March 31, 2018 and 2017.

NOTE 4.    DEBT

Infinity Note – Related Party

This note was paid in full in February 2018. In February 2015, we issued a senior secured note to Infinity Capital, as amended in April 2015, bearing interest at 5% payable monthly in arrears commencing June 30, 2015, until the maturity date of August 31, 2015 (the “Infinity Note”).   On December 31, 2016, the Infinity Note was amended to aggregate principal and interest, and extend the due date of principal and interest to September 21, 2018.  No additional advances may be made after December 31, 2016.  The Infinity Note is collateralized by a security interest in substantially all of our assets.  Interest expense for the Infinity Note for the three months ended March 31, 2018 and 2017, was $9,272 and $16,892, respectively, and $0 was accrued as of March 31, 2018.

Notes Payable

	March 31, 2018	December 31, 2017
12% Notes	$–	$1,621,250
Unamortized debt discount	–	(443,917)
	–	1,177,333
Less: Current portion	–	(1,177,333)
Long-term portion	$–	$–

12% Notes

These notes were paid off in January 2018.

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

Subject to the terms and conditions of the 12% Agreement, each investor was granted fully-vested warrants equal to their note principal times three (the “12% Warrants”), or nine million warrants, with a life of three years.  4.5 million warrants have an exercise price of $0.35 per share and the other 4.5 million warrants have an exercise price of $0.70 per share.  Should we issue any equity-based instruments at a price lower than the exercise price(s) of the 12% Warrants, other than under our Incentive Plan, the exercise price(s) of the 12% Warrants will be adjusted to the lower price.  The 12% Warrants may be exercised at the option of the holder (a) by paying cash, (b) by applying the amount due under the 12% Notes as consideration, or (c) if there is no effective registration statement for the 12% Warrants within six months of being granted, the holder may exercise on a cashless basis.  The registration statement related to the 12% Warrants was declared effective on December 23, 2016.  If our common stock closes above $5.00 for ten consecutive days, we may call the warrants, giving the warrant holders 30 days to exercise. We called the warrants during the three months ended March 31, 2018, and all holders elected to exercise.

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

NOTE 5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Our accounts payable and accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
Accounts payable	$595,867	$192,204
Accrued payroll, taxes and vacation	213,963	243,659
Payroll tax liability for stock option exercises	–	519,278
Property taxes and other	6,604	42,653
	$816,434	$997,794

NOTE 6  ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

	Amount	Number of Shares
December 31, 2016	$–	–
Acquisition of MHPS – accrual	155,000	104,359
Warrant exercises – accrual	166,860	154,500
December 31, 2017	321,860	258,859
Acquisition of MHPS – issued	(155,000)	(104,359)
Warrant exercises – issued	(166,860)	(154,500)
March 31, 2017	$–	–

NOTE 7.   COMMITMENTS AND CONTINGENCIES

Legal

To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 8.   STOCKHOLDERS’ EQUITY

Fall 2017 Capital Raise

During the year ended December 31, 2017, in a private placement we raised $4 million of equity by issuing four million shares of our common stock and four million warrants (“Fall 2017 Warrants”) to purchase shares of our common stock (together “Units”) for $1.00 per Unit.  The Fall 2017 Warrants have an exercise price of $0.50 per share and are exercisable for two years.  If our common stock closes above $5.00 for ten consecutive days, we may call the warrants, giving the warrant holders 10 days to exercise. During the quarter ended March 31, 2018, we called the warrants and all were exercised.  All four million Fall 2017 Warrants were outstanding as of December 31, 2017.  In consideration for the sale of the Units, we received $3,750,000 in cash and extinguished $250,000 of 12% Notes.

Share-based compensation

Share-based expense consisted of the following:

	Three months ended March 31,
	2018	2017
Employee Awards	$723,085	$1,409,395
Consulting Awards	–	25,440
Feinsod Agreement	1,035,486	–
	$1,758,571	$1,434,835

Employee Stock Options

On October 29, 2014, the Board authorized the adoption of, and on June 26, 2015, our stockholders ratified, our 2014 Equity Incentive Plan (the “Incentive Plan”).  The Incentive Plan provides for the issuance of up to 10 million shares of our common stock, and is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning our long term interests with participants.  In April 2016, we filed a Registration Statement on Form S-8 (the “Registration Statement”), which automatically became effective in May 2016.  The Registration Statement relates to 10,000,000 shares of our common stock, which are issuable pursuant to, or upon exercise of, options that have been granted or may be granted under our Incentive Plan.  As of March 31, 2018, there were 8,327,257 shares available to issue under the Incentive Plan.  In April 2018, stockholders approved an increase of 5,000,000 shares of common stock that may be granted under our Incentive Plan.

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  The following summarizes the Black-Scholes assumptions used for Employee Awards granted during the three months ended March 31, 2018:

Exercise price	$ 2.21 – 7.17
Stock price on date of grant	$ 2.21 – 7.17
Volatility	140%
Risk-free interest rate	2.17 – 2.36%
Expected life (years)	2.5
Dividend yield	–

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	8,705,278	$1.28
Granted	707,050	3.14
Exercised	(507,221)	0.87
Forfeited	(16,350)	2.45
Outstanding at March 31, 2018	8,888,757	1.45	2.1	$8,909,000

Exercisable at March 31, 2018	7,113,307	$1.13	1.8	$8,541,000

Based on our estimated forfeiture rates, we expect 1,763,315 Employee Awards will vest.  As of March 31, 2018, there was approximately $2,691,657 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of nine months.

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

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	127,500	$2.40
Exercised	(75,000)	$1.31
Outstanding and exercisable at March 31, 2018	52,500	$1.54	0.9	$35,375

Feinsod Employment Agreement

On December 8, 2017, we entered into an employment agreement with Michael Feinsod for his continued service as our Executive Chairman of our Board of Directors.  Pursuant to the agreement, Mr. Feinsod received (a) 600,000 stock options that vest on the anniversary date of the agreement for the next three years, or 200,000 per year (“Time-based Options”); and (b) three tranches of 100,000 stock options that vest when our stock price has an average trading price for 20 days of $3.50, $5.00 and $6.50 (“Market-based Options”).  The options have an exercise price of $3.45 per share and a ten year life.  These options were not issued under the Incentive Plan and, accordingly, the underlying shares are not registered.  During the quarter ended March 31, 2018, the $3.50 and $5.00 Market-based Options vested and, accordingly, the expense associated with those options was recognized immediately.

Warrants with Debt

The following summarizes warrants issued with debt:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,351,700	$0.65
Exercised	(2,825,000)	$0.52
Outstanding and exercisable at March 31, 2018	526,700	$1.36	3.4	$566,260

NOTE 9.   SUBSEQUENT EVENTS

In April 2018, we entered into promissory note and warrant purchase agreements (the “2018 Notes” and “2018 Note Warrants”) with certain accredited investors, pursuant to which we issued and sold $7.5 million of senior secured promissory notes and warrants to purchase an aggregate of 6.0 million shares of our common stock.  The 2018 Notes bear interest at 8.5%, are payable May 1, 2019 and are secured by our assets pursuant to the terms of a security agreement.  The 2018 Note Warrants have an exercise price of $2.35 per share and a life of two years.  If the shares underlying the 2018 Note Warrants are not registered for resale on a registration statement within six months, we will issue an additional warrant to each purchaser at the same exercise price for one-half of the shares covered by the initial 2018 Note Warrants.  We may call the warrants at $0.01 per share, if our stock trades above $8.00 per share for 15 consecutive days.

NOTE 10.   SEGMENT INFORMATION

Our operations are organized into four segments: Security and Cash Management Services; Marketing and Products; Consulting and Advisory; and Finance and Real Estate.  All revenue originates and all assets are located in the United States.  We have revised our disclosure to correspond to the information provided to the chief operating decision maker.

Three months ended March 31

2018	Security	Marketing	Operations	Finance	Total
Revenues, net	$551,977	$84,491	$306,014	$–	$942,482
Costs and expenses	(758,489)	(198,874)	(420,475)	–	(1,377,838)
Investment in Desert Created	–	–	–	(853,329)	(853,329)
	$(206,512)	$(114,383)	$(114,461)	$(853,329)	(1,288,685)
Corporate					(3,177,702)
				Net loss	$(4,466,387)

2017	Security	Marketing	Operations	Finance	Total
Revenues, net	$425,138	$44,287	$217,196	$32,484	$719,105
Costs and expenses	(483,881)	(140,567)	(210,264)	(13,047)	(847,759)
	$(58,743)	$(96,280)	$6,932	$19,437	(128,654)
Corporate					(2,501,432)
				Net loss	$(2,630,086)

Total assets	March 31, 2018	December 31, 2017
Security	$511,606	$488,299
Marketing	165,382	57,833
Operations	167,008	231,670
Finance	125,671	–
Corporate	6,019,574	6,826,124
	$6,989,241	$7,603,926

All assets are located in the United States.

NOTE 11.  CHANGE IN ACCOUNTING PRINCIPLE

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

The changes to our consolidated statement of operations for the period ended March 31, 2017, are as follows:

	Previously Reported	Currently Reported	Effect of Change
Amortization of debt discount	$695,032	$364,933	$(330,099)
Gain on derivative warrant liability	(5,132,000)	–	5,132,000
Total other (income) expense, net	(4,358,937)	442,964	4,801,901
Net income (loss)	2,171,815	(2,630,086)	(4,801,901)
Net income (loss) per share	$0.11	$(0.14)	$(0.25)

The changes to our consolidated statement of cash flows for the period ended March 31, 2017, are as follows:

	Previously Reported	Currently Reported	Effect of Change
Net income (loss)	$2,171,815	$(2,630,086)	$(4,801,901)
Amortization of debt discount	695,032	364,933	(330,099)
Gain on derivative warrant liability	(5,132,000)	–	5,132,000
Net cash used in operating activities	(958,706)	(958,706)	–

Non-Cash Transactions
Portion of Warrant derivative liability recorded as Additional paid-in capital upon exercise of warrants	(5,828,000)	–	5,828,000

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year.  This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related notes and MD&A of Financial Condition and Results of operations appearing in our Annual Report on Form 10-K as of and for the years ended December 31, 2017 and 2016. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

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

Through our reporting segments (Security, Marketing, Operations and Finance), we provide products and services to the regulated cannabis industry, which include the following:

Security and Cash Transportation Services (“Security Segment”)

We provide advanced security, including on-site professionals and cash transport, to licensed cannabis cultivators and retail shops, under the business name IPG, and security services to non-cannabis customers in the hospitality business, such as hotels, under the business name Mile High Protection Services (“MHPS”). The drop in wholesale prices in Colorado has negatively impacted security services in Colorado, as grow facilities and retailers seek cheaper alternatives or curtail services. We strategically acquired MHPS in order to expand our Colorado security business into the non-cannabis space, as we believe that market provides an opportunity for growth. We have opened an IPG office in California, which recently legalized recreational cannabis in addition to previously legal medical marijuana.

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

Finance and Real Estate (“Finance Segment”)

Real Estate Leasing

Until December 29, 2017, we owned a cultivation property in a suburb of Pueblo, Colorado, consisting of approximately three acres of land, which currently includes a 5,000 square foot steel building and a parking lot. The property is zoned for cultivating cannabis and is leased to a medical cannabis grower until December 31, 2022. On December 19, 2017, we entered into an agreement to sell this property for $625,000 in cash, which closed on December 29, 2017.

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

Desert Created Company LLC / DB Products Arizona, LLC

In January 2018, we entered into a limited liability company operating agreement with DNFC LLC (“DNFC”), pursuant to the formation of Desert Created Company LLC (“Desert Created”). Each party owns a 50% interest in Desert Created, which took over the assets and operations of DB Products Arizona, LLC (“DB Arizona”). Desert Created produces and distributes cannabis-infused edible products in Arizona. In connection with the formation of Desert Created, we contributed 75,000 shares of our common stock and warrants to purchase 75,000 shares of our common stock, at an exercise price of $2.00 per share, to members of DNFC. This pricing was agreed to in November 2017, however, the transaction did not close until January 2018. In the interim, our stock price increased substantially.

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

Consolidated Results

	Three months ended March 31,			Percent
	2018	2017	Change	Change
Revenues	$942,482	$719,105	$223,377	31%
Costs and expenses	(4,108,964)	(2,906,227)	(1,202,737)	41%
Other expense	(1,299,905)	(442,964)	(856,941)	193%
Net loss	$(4,466,387)	$(2,630,086)	$(1,836,301)	70%

Revenues

Revenue for the quarter ended March 31, 2018 compared to 2017, increased for each of our Security Segment, Operations Segment and Marketing Segment, offset by a decrease in revenue for our Finance Segment, due to the sale of our rental property in Pueblo, Colorado.

Costs and expenses

	Three months ended March 31,			Percent
	2018	2017	Change	Change
Cost of service revenues	$752,474	$457,696	$287,278	64%
Cost of goods sold	77,690	18,611	59,079	317%
Selling, general and administrative	942,178	723,907	225,771	30%
Share-based expense	1,758,571	1,434,835	323,736	23%
Professional fees	545,110	246,606	298,504	121%
Depreciation and amortization	32,941	24,572	8,369	34%
	$4,108,964	$2,906,227	$1,202,737	41%

Cost of service revenues increased due to overall higher salaries, increase in travel costs and an increase in overtime in our Security Segment, as they had a shortage of guards for a short time in the first quarter.  Cost of goods sold increased due to an increase in product sales, including an increase in products sold by our Operations Segment, which have smaller margins than apparel sold by our Marketing Segment.

Selling, general and administrative expense increased in 2018 primarily due to increases for (a) marketing and promotion; (b) premiums for liability, and directors and officers insurance; (c) legal fees associated with our stock registration and general corporate purposes, and (d) additional personnel added to our corporate and segment teams.

Share-based expense included the following:

	Three months ended March 31,
	2018	2017
Employee Awards	$723,085	$1,409,395
Consulting Awards	–	25,440
Feinsod Agreement	1,035,486	–
	$1,758,571	$1,434,835

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

Professional fees consist primarily of accounting and legal expenses, and increased in 2018 due to filing of registration statements, an increase in corporate work and a change to a larger law firm as outside counsel. The increase is also due to Sarbanes-Oxley (“SOX”) implementation that started in the first quarter and recruiting fees for additional accounting personnel.

Depreciation and amortization expense increased due to the amortization of MHPS intangibles and depreciation expense has started for several building improvements performed in the first quarter of 2018.

Other Expense

	Three months ended March 31,
	2018	2017
Amortization of debt discount	$443,917	$364,933
Interest expense	2,659	78,031
Loss from Desert Created investment	47,829	–
Impairment of Desert Created investment	805,500	–
	$1,299,905	$442,964

Amortization of debt discount is higher in 2018 compared to 2017, because outstanding debt as of December 31, 2017, was paid off and the remaining debt discount was expensed.  Interest expense decreased in 2018 due to the payoff of the 12% Notes in January 2018, and the payoff of the Infinity Note in February 2018. The impairment of Desert Created occurred primarily because the agreement was priced in November 2017, however, the transaction did not close until January 2018.  In the interim, our stock price increased substantially, thus the consideration we paid, in equity instruments, was higher than the fair value of the investment received.  The loss on investment in Desert Created is our 50% share of the net loss of Desert Created during the quarter ended March 31, 2018.

Security and Cash Transportation Services

	Three months ended March 31,			Percent
	2018	2017	Change	Change
Revenues	$551,977	$425,138	$126,839	30%
Costs and expenses	(758,489)	(483,881)	(274,608)	57%
	$(206,512)	$(58,743)	$(147,769)	252%

Revenues increased in 2018 primarily from a general increase in guard rates in the fourth quarter of 2017 and the acquisition of MHPS in August 2017.  Costs and expenses typically vary with changes in revenue, however, the increase in 2018 compared to 2017 is due to higher salaries, bad debt expense, liability insurance prices, and our expansion into California.  In addition to the above there was an increase in legal fees due to litigation, which was resolved in our favor in March 2018.

Marketing Consulting and Apparel

	Three months ended March 31,			Percent
	2018	2017	Change	Change
Revenues	$84,491	$44,287	$40,204	91%
Costs and expenses	(198,874)	(140,567)	(58,307)	41%
	$(114,383)	$(96,280)	$(18,103)	19%

The increase in revenues in 2018 is due to an increase in clients for both Chiefton Supply and Chiefton Design due to more effective marketing efforts. The increase in costs and expenses corresponds to the increased revenues from apparel sales, along with an increase in payroll, due to additional personnel being hired to support growth.

Operations Consulting and Products

	Three months ended March 31,			Percent
	2018	2017	Change	Change
Revenues	$306,014	$217,196	$88,818	41%
Costs and expenses	(420,475)	(210,264)	(210,211)	100%
	$(114,461)	$6,932	$(121,393)	(1,751)%

Increased revenues in 2018 primarily related to a contract to manage a large grow facility that began in August 2017, compared to two smaller management contracts that expired in July 2017.  Costs and expenses increased in 2018 primarily due to hiring new consultants to meet current and future demand for services.

Finance and Real Estate

	Three months ended March 31,			Percent
	2018	2017	Change	Change
Revenues	$–	$32,484	$(32,484)	(100)%
Costs and expenses	–	(13,047)	13,047	100%
Investment in Desert Created	(853,329)	–	(853,329)	100%
	$(853,329)	$19,437	$(872,766)	(4,490)%

The decrease in revenues is due to the Pueblo rental property being sold in December 2017.  The investment in Desert Created includes an $805,500 impairment charge and our share of their net loss.

Liquidity and Capital Resources

We had cash of $4,640,799 and $5,036,787, respectively, as of March 31, 2018 and December 31, 2017.  Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(1,267,877)	$(958,706)
Net cash used in investing activities	(139,056)	(38,883)
Net cash provided by financing activities	$1,010,945	$631,430

Net cash used in operating activities increased in 2018 by $309,171 compared to 2017, primarily due to a larger operating loss.  We have added personnel to our Operations Segment and Marketing Segment in advance of growth opportunities.  We also continue to add personnel to our corporate infrastructure and expanded our corporate marketing efforts.  Where possible, we continue to use non-cash equity-based instruments to obtain consulting services and compensate employees.

Net cash used in investing activities relates primarily to purchasing fixed assets, including significant building improvements in 2018.

Net cash provided by financing activities in 2018 and 2017 was from the exercise of warrants and stock options.  In 2018, we paid off the 12% Notes and the Infinity Note.

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

	Three months ended March 31,
	2018	2017
Net income (loss)	$(4,466,387)	$(2,630,086)
Adjustments:
Share-based expense	1,758,571	1,434,835
Depreciation and amortization	32,941	24,572
Amortization of debt discount	443,917	364,933
Interest expense	2,659	78,031
Loss from Desert Created investment	47,829	–
Impairment of Desert Created investment	805,500	–
Total adjustments	3,091,417	1,902,371
Adjusted EBITDA	$(1,374,970)	$(727,715)

Per share:
Net loss – Basic and Diluted	$(0.14)	$(0.14)
Adjusted EBITDA – Basic and Diluted	(0.04)	(0.04)

Weighted-average shares outstanding:
Adjusted EBITDA – Basic and Diluted	31,452,077	18,895,657

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, and Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting was not effective as of March 31, 2018.

Remediation of Material Weaknesses

We have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•

We have engaged with a consulting firm to assist us with complying with COSO, with the goal of eliminating our material weaknesses by the end of 2018.

•

We have performed a risk assessment and mapped our processes to control objectives.

•

We have preliminarily documented our controls and procedures in accordance with COSO, identified gaps, and are currently identifying additional controls.

•

We have evaluated our entity-level controls, identified gaps, and are updating our processes and documentation.

•

We have implemented controls and procedures to identify, evaluate and record significant transactions, along with the necessary documentation.

•

We are currently evaluating Enterprise Resource Planning (“ERP”) software, plan to evaluate system and manual controls, identify specific weaknesses, and implement a comprehensive system of internal controls.

Management understands that in order to remediate the material weaknesses, additional segregation of duties and technologies are necessary. We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated.

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

Changes in Internal Control over Financial Reporting

We made the following changes to our internal control over financial reporting during the quarter ended March 31, 2018:

•

Hired a certified public accountant as our accounting manager.

•

Implemented an expanded review of our SEC filings and the related supporting schedules.

•

Added an additional level of review and segregation of duties for account reconciliations and journal entries.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

ITEM 1A.  RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2018, we issued 75,000 shares of our common stock and warrants to purchase 75,000 shares of our common stock, at an exercise price of $2.00 per share, for a 50% interest in Desert Created.

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
101

The following financial information from the Quarterly Report on Form 10-Q of General Cannabis Corp for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORP

Date: May 11, 2018	/s/ Robert Frichtel
Robert Frichtel, Principal Executive Officer

/s/ Brian Andrews
Brian Andrews, Principal Financial and Accounting Officer