Form 10-K/A
period 2017-12-31
GENERAL CANNABIS CORP
filed 2018-05-25
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference:  None.

TABLE OF CONTENTS

PART I

Explanatory Note		3

PART IV

Item 15.	Exhibits, Financial Statement Schedules	4
	Signatures	6

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Fiscal 2017”) of General Cannabis Corp (the “Company”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 12, 2018 (the “Original Form 10-K”).

This Amendment No. 1 amends the Original Form 10-K. The sole purpose of this Amendment is to file the Hall & Company “Consent of Independent Registered Public Accounting Firm” which was inadvertently omitted from our Original Form 10-K. No other changes have been made to the Original Form 10-K as previously filed.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as exhibits hereto.

Except as described above, this Amendment does not amend, update or change the consolidated financial statements, consents or any other items or disclosures contained in the Original Form 10-K and does not otherwise reflect events occurring after the original filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

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

10.43	Letter agreement dated January 5, 2018, by and between the Company and Infinity Capital (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on January 8, 2018)
10.44†	Employment Agreement, dated September 15, 2017, between Brian Andrews and the Company (Incorporated by reference to Exhibit 10.44 to our Form 10-K filed on March 12, 2018)
10.45†	Employment Agreement, dated February 21, 2018, between Joe Hodas and the Company (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on February 23, 2018)
10.46†	2014 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Form S-8 filed on April 25, 2016)
14.1	Code of Ethics
21.1	Subsidiaries
23.1*	Consent of Hall & Company, independent registered public accountants
31.1*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of the Principal Executive and Financial Officers
101	XBRL Interactive Data Files

(*)   Filed herewith.

(†)   Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Robert L. Frichtel	Principal Executive Officer, and a Director	May 25, 2018
Robert L. Frichtel

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Frichtel	Principal Executive Officer, and a Director	May 25, 2018
Robert L. Frichtel

/s/ Brian Andrews	Principal Financial and Accounting Officer	May 25, 2018
Brian Andrews

/s/ Michael Feinsod	Chairman of the Board of Directors	May 25, 2018
Michael Feinsod

/s/ Peter Boockvar	Director	May 25, 2018
Peter Boockvar

/s/ Mark Green	Director	May 25, 2018
Mark Green

/s/ Duncan Levin	Director	May 25, 2018
Duncan Levin