Form 10-Q
period 2018-06-30
GENERAL CANNABIS CORP
filed 2018-08-08
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORP

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐       No  ☑

As of August 8, 2018, there were 36,010,327 issued and outstanding shares of the Company’s common stock.

GENERAL CANNABIS CORP

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$10,173,382	$5,036,787
Accounts receivable, net	404,469	446,219
Prepaid expenses and other current assets	307,323	672,636
Inventory	143,428	34,769
Note receivable	600,000	–
Total current assets	11,628,602	6,190,411

Property and equipment, net	1,448,866	1,293,761
Intangible assets, net	81,319	119,754
Investment in Desert Created	103,528	–
Total Assets	$13,262,315	$7,603,926

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$410,242	$997,794
Interest payable	118,467	123,446
Customer deposits	71,770	107,370
Accrued stock payable	92,500	321,860
Notes payable (net of discount)	2,640,261	1,177,333
Infinity Note – related party	–	1,370,126
Total current liabilities	3,333,240	4,097,929

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 share authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017	–	–
Common Stock, $0.001 par value; 100,000,000 shares authorized; 35,945,327 shares and 27,692,910 shares issued and outstanding on June 30, 2018 and December 31, 2017, respectively	35,945	27,693
Additional paid-in capital	52,843,003	38,292,493
Accumulated deficit	(42,949,873)	(34,814,189)
Total Stockholders’ Equity	9,929,075	3,505,997

Total Liabilities & Stockholders’ Equity	$13,262,315	$7,603,926

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		As Adjusted (Note 14)		As Adjusted (Note 14)
REVENUES
Service	$1,050,285	$605,828	$1,943,664	$1,265,543
Rent	–	30,246	–	66,349
Product Sales	64,256	197,531	113,359	220,818
Total revenues	1,114,541	833,605	2,057,023	1,552,710

COSTS AND EXPENSES
Cost of service revenues	807,257	461,125	1,588,288	1,005,087
Cost of goods sold	44,277	189,507	93,410	208,118
Selling, general and administrative	1,164,459	681,071	2,106,637	1,318,712
Share-based expense	1,204,921	721,094	2,963,492	2,155,929
Professional fees	347,352	81,682	892,462	328,288
Depreciation and amortization	37,592	24,331	70,533	48,903
Total costs and expenses	3,605,858	2,158,810	7,714,822	5,065,037

OPERATING LOSS	(2,491,317)	(1,325,205)	(5,657,799)	(3,512,327)

OTHER EXPENSE
Amortization of debt discount	1,013,261	191,713	1,457,178	556,646
Interest expense, net	92,576	80,786	95,235	158,817
Loss from Desert Created investment	72,143	–	119,972	–
Impairment of Desert Created investment	–	–	805,500	–
Total other expense, net	1,177,980	272,499	2,477,885	715,463

NET LOSS	$(3,669,297)	$(1,597,704)	$(8,135,684)	$(4,227,790)

PER SHARE DATA – Basic and diluted
Net loss per share	$(0.10)	$(0.08)	$(0.23)	$(0.22)
Weighted average number of common shares outstanding	35,574,099	19,939,875	34,876,133	19,420,651

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2018	2017
		As Adjusted (Note 14)
OPERATING ACTIVITIES
Net loss	$(8,135,684)	$(4,227,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,457,178	556,646
Depreciation and amortization expense	70,533	48,903
Bad debt expense	110,615	41,270
Impairment of Desert Created investment	805,500	–
Loss from Desert Created investment	119,972	–
Equity-based payments	2,963,492	2,155,929
Changes in operating assets and liabilities:
Accounts receivable	(68,865)	(77,409)
Prepaid expenses and other assets	365,313	(96,743)
Inventory	(108,659)	(33,471)
Accounts payable and accrued liabilities	(643,131)	(8,060)
Net cash used in operating activities:	(3,063,736)	(1,640,725)

INVESTING ACTIVITIES
Purchase of property and equipment	(187,203)	(20,942)
Lending on note receivable	(585,000)	(26,500)
Investment in Desert Created	(50,000)
Purchase of GC Finance Arizona LLC	–	(106,000)
Net cash used in investing activities	(822,203)	(153,442)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	3,941,201	1,090,125
Proceeds from exercise of stock options	572,709	207,365
Proceeds from notes payable	7,500,000	–
Payments on notes payable	(1,621,250)
Payments on Infinity Note – related party	(1,370,126)	–
Net cash provided by financing activities	9,022,534	1,297,490

NET INCREASE (DECREASE) IN CASH	5,136,595	(496,677)
CASH, BEGINNING OF PERIOD	5,036,787	773,795
CASH, END OF PERIOD	$10,173,382	$277,118

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$452,296	$131,763

NON-CASH TRANSACTIONS

8.5% Note principal used to exercise 8.5% Warrants	$507,000	$–
12% Note principal used to exercise 12% Warrants	–	668,750
8.5% Warrants recorded as debt discount and additional paid-in capital	5,366,000	–
Issuance of common stock for accrued stock payable	321,860	–
Issuance of common stock and warrants for investment in Desert Created	979,000	–
Portion of Dope Media Note related to reimbursed legal fees	15,000	–

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(As Adjusted – Note 14)

 (Unaudited)

NOTE 1.   NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corp, a Colorado Corporation (the “Company,” “we,” “us,” “our,” or “GCC”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry.  On April 28, 2015, our common stock was uplisted and on May 6, 2015, resumed quotation on the OTC Market’s OTCQB. On June 6, 2018 we began trading on the OTCQX® Best Market after upgrading from the OTCQB® Venture Market.  Our operations are segregated into the following four segments:

Security and Cash Transportation Services (“Security Segment”)

We provide advanced security, including on-site professionals and cash transport, to licensed cannabis cultivators, cannabis processing facilities and retail shops, under the business name Iron Protection Group (“IPG”) in California and Colorado, and security services to non-cannabis customers in Colorado, such as hotels, apartment buildings and retail, under the business name Mile High Protection Services (“MHPS”). We strategically acquired MHPS in order to expand our Colorado security business into the non-cannabis space, as we believe that market provides an opportunity for growth.

In states that have recently legalized cannabis, whether medical, recreational or both, license applications require a security plan and, if approved, implementation of that security plan. Accordingly, we are assessing the opportunity to expand our security consulting business to assist companies with their application process and the subsequent implementation of security plans.

Marketing Consulting and Apparel (“Marketing Segment”)

Chiefton’s apparel business, Chiefton Supply, strives to create innovative, unique t-shirts, hats, hoodies and accessories. Our apparel is sold through our on-line shop, festivals and events, cannabis retailers, and specialty t-shirt and gift shops. We are pursuing relationships with national apparel retailers and distributors, as well as expanding our offerings nationwide within the cannabis industry.

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

Finance and Real Estate (“Finance Segment”)

Real Estate Leasing

On December 29, 2017, we sold for $625,000 in cash a cultivation property in a suburb of Pueblo, Colorado, consisting of approximately three acres of land, which currently includes a 5,000 square foot steel building and a parking lot.  We previously leased this property to a licensed medical cannabis grower.

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

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2017, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of June 30, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2018.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results of operations expected for the year ending December 31, 2018.

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

During the year ended December 31, 2017, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or FASB ASU 2017-11, which impacts accounting for financial instruments with down round features.  This change in accounting principle was applied retrospectively and, accordingly, impacted all 2017 periods presented.  See Note 14.

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. Our cash reserves of $10,173,382 are not sufficient to absorb our operating losses and retire our debt of $6,993,000. The warrants associated with this debt, if exercised, would provide sufficient funds to retire the debt; however, there is no guarantee that these warrants will be exercised. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful obtaining additional capital and (b) actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.  We disclose related party transactions that are outside of normal compensatory agreements, such as salaries or board of director fees.  We consider the following individuals / companies to be related parties:

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

Significant Accounting Policy Updates

Revenue Recognition

During the first quarter of 2018, we adopted the following accounting principles related to revenue recognition:  (a)  FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606);” (b) FASB ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815);” and (c) FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606).”  Due to the nature of our contracts with customers, adopting the new accounting principles did not have a significant impact on our prior period results of operations, cash flows or financial position.

Our service and product revenues arise from contracts with customers.  Service revenue includes (a) Security Segment, (b) Operations Segment consulting revenue, and (c) Marketing Segment revenues from design consulting, including customer-branded apparel designed and fulfilled by Chiefton.  Product revenue includes (a) Operations Segment product sales and (b) Marketing Segment Chiefton-branded apparel.  The majority of our revenue is derived from distinct performance obligations, such as time spent delivering a service or the delivery of a specific product.

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

Recently Issued Accounting Standards

FASB ASU 2018-07 “Compensation – Stock Compensation (Topic 718) - In June 2018, the FASB issued ASU 2018-07. This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management currently does not plan to early adopt this guidance and is evaluating the potential impact of this guidance on the consolidated financial statements as well as transition methods.

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

NOTE 2.   EQUITY-METHOD INVESTMENT AND BUSINESS ACQUISITIONS

Desert Created Company LLC / DB Products Arizona, LLC

In January 2018, we entered into a limited liability company operating agreement with DNFC LLC (“DNFC”), pursuant to the formation of Desert Created Company LLC (“Desert Created”).  Each party owns a 50% interest in Desert Created, which took over the assets and operations of DB Products Arizona, LLC (“DB Arizona”).  Desert Created produces and distributes cannabis-infused edible products in Arizona.  In connection with the formation of Desert Created, we contributed 75,000 shares of our common stock and warrants to purchase 75,000 shares of our common stock, at an exercise price of $2.00 per share, to members of DNFC (collectively, the “DNFC Sellers”). This pricing was agreed to in November 2017, however, the transaction did not close until January 2018. In the interim, our stock price increased substantially, which was the reason for the impairment noted below.

The 75,000 shares of our common stock were valued at $461,000, based on the closing price per share of our common stock on January 24, 2018, or $7.23 per share, reduced by a discount of 15% due to the restrictions on the DNFC Seller’s ability to immediately sell such shares. The warrants to purchase 75,000 shares of our common stock were valued at $518,000, using the Black-Scholes model, assuming a life of 5.0 years, a risk-free interest rate of 1.2% and a volatility of 150%.  The fair value of Desert Created was estimated based on the relative fair value of the underlying assets and liabilities, consisting primarily of cash, accounts receivable, equipment and accounts payable.

The purchase price allocation was as follows:

Common Stock	$461,000
Warrants	518,000
Initial investment in Desert Created	$979,000

Fair value of Desert Created	$347,097
Percentage ownership	50%
Fair value of 50% of Desert Created	173,500
Initial investment in Desert Created	979,000
Impairment	$805,500

The income and losses related to Desert Created are recognized using the equity method of accounting. The value of the investment as of June 30, 2018 consists of the following:

Initial investment in Desert Created	$979,000
Impairment	(805,500)
Additional investment	50,000
Net loss	(119,972)
June 30, 2018	$103,528

We loaned $26,500 and $75,000, respectively, to DB Arizona during the years ended December 31, 2017 and 2016.  In June 2017, we purchased 100% of the ownership interests in GC Finance Arizona LLC (“GC Finance Arizona”) from Infinity Capital for $106,000 in cash.  GC Finance Arizona holds a 50% ownership interest in DB Arizona, an $825,000 loan to DB Arizona, and no liabilities. We expected future positive cash flows, if any, would first go towards paying the holders of DB Arizona’s notes payable. Accordingly, we allocated the entire consideration of $106,000 to the note receivable from DB Arizona. During the quarter ended December 31, 2017, DB Arizona’s operations were taken over by Desert Created and, as a result, we impaired the full amount of our notes receivable from DB Arizona.

Mile High Protection Services

On August 18, 2017, we entered into an Asset Purchase Agreement (the “Mile High APA”) with Mile High Protection Services LLC, a Colorado limited liability company, and its sole member (together the “Mile High Seller”) whereby we acquired the tradename, workforce, customer contracts, and other intangible assets of the business.  Pursuant to the Mile High APA, we agreed to deliver to Mile High Seller 224,359 restricted shares of our common stock.  The shares vested over a six month period.  The Mile High APA contained certain provisions that require Mile High Seller to forfeit a portion of such shares in the event that Mile High Seller did not meet the obligations under the Mile High APA.  In accordance with the terms of the Mile High APA, the number of shares to be delivered was reduced by 120,000, to 104,359 shares of our common stock. Mile High Seller also agreed to a three year non-compete agreement.

The 104,359 shares of restricted common stock were valued based on the closing price per share of our common stock on August 18, 2017, or $1.75 per share, reduced by a discount of 15% due to the vesting period and the restrictions on the Mile High Seller’s ability to immediately sell such shares.  The $155,000 value of stock consideration was recorded as accrued stock payable on the December 31, 2017, consolidated balance sheet, which was reduced when the vesting requirements for the shares was met and we issued the common stock in February 2018.

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

The accompanying consolidated financial statements include the results of MHPS from the date of acquisition, August 18, 2017.  The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2017, are as follows:

	Three months ended June 30, 2017	Six months ended June 30, 2017
Total revenues	$1,027,385	$1,940,271
Net loss	(1,569,369)	(4,171,121)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.22)

NOTE 3.   ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS

Our accounts receivables consisted of the following:

	June 30, 2018	December 31, 2017
Accounts receivable	$633,469	$586,219
Less: Allowance for doubtful accounts	(229,000)	(140,000)
Total	$404,469	$446,219

We record bad debt expense when we conclude the credit risk of a customer indicates the amount due under the contract is not collectible.  We recorded bad debt expense of $43,101 and $74,030, respectively, during the three months ended June 30, 2018 and 2017 and $110,615 and $76,500, respectively, during the six months ended June 30, 2018 and 2017.

Our customer deposit liability had the following activity:

Amount
December 31, 2017	$107,370
Additional deposits received	310,554
Less: Deposits recognized as revenue	(346,154)
June 30, 2018	$71,770

NOTE 4.   PREPAIDS AND OTHER CURRENT ASSETS

Our Prepaids and other current assets consisted of the following:

	June 30, 2018	December 31, 2017
Prepaid insurance	$126,317	$53,498
Employee receivable – payroll tax withholding for stock option exercise	–	499,587
Other	181,006	119,551
	$307,323	$672,636

NOTE 5.   NOTE RECEIVABLE

On June 6, 2018, we loaned $600,000 to Dope Media, Inc. (“Dope Media”) pursuant to the terms of a senior secured note (“Dope Media Note”), bearing interest at 10% per annum and a maturity date of May 31, 2019. Dope Media’s obligations under the Dope Media Note are secured by all of Dope Media’s assets. In connection with the loan transaction, Dope Media also issued a warrant (“Dope Media Warrant”) to the Company to purchase an aggregate of 1,846,187 shares of Dope Media’s common stock at an exercise price of $0.3278 per share, which represents approximately 5% of fully diluted outstanding common and preferred shares of Dope Media. The Dope Media Warrant may be exercised within 20 days of the earlier of (a) the maturity date of the Dope Media Note, (b) at such other time that the Dope Media Note is declared due and payable, or (c) Dope Media completing an acquisition, merger or consolidation transactions.  The Dope Media Warrant may be exercised in exchange for cash or, in the event of an increase in the per share price of Dope Media stock, net settled in a cashless exercise.  The Dope Media Warrant includes standard anti-dilution protections to GCC.  In the event of a merger or consolidation transaction, GCC may elect to receive a proportionate share of any common stock or other assets received in consideration for such a transaction. The balance as of June 30, 2018 of the note receivable was $600,000 with accrued interest of $2,833. The estimated fair value of the Dope Media Warrant is nominal.

NOTE 6.   LONG-LIVED ASSETS

Property and Equipment

Depreciation expense was $16,082 and $15,680, respectively, for the three months ended June 30, 2018 and 2017, and $32,098 and $31,696, respectively, for the six months ended June 30, 2018 and 2017.  We have not recognized any impairment as of June 30, 2018.

Intangible Assets

Intangible assets of $81,319 as of June 30, 2018, consisted of MHPS customer relationships of $100,000, net of accumulated amortization of $47,536 and MHPS tradename of $55,000, net of accumulated amortization of $26,145, both based on an estimated useful life of two years.

Amortization expense was $19,110 and $8,651, respectively, for the three months ended June 30, 2018 and 2017, and $38,435 and $17,207, respectively, for the six months ended June 30, 2018 and 2017.

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Our accounts payable and accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
Accounts payable	$94,542	$192,204
Accrued payroll, taxes and vacation	315,700	243,659
Payroll tax liability for stock option exercises	–	519,278
Property taxes and other	–	42,653
	$410,242	$997,794

NOTE 8.   ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

	Amount	Number of Shares
December 31, 2016	$–	–
Acquisition of MHPS – accrual	155,000	104,359
Warrant exercises – accrual	166,860	154,500
December 31, 2017	321,860	258,859
Acquisition of MHPS – issued	(155,000)	(104,359)
Warrant exercises – issued	(166,860)	(154,500)
Non-employee stock award	92,500	25,000
June 30, 2018	$92,500	25,000

NOTE 9.   DEBT

Infinity Note – Related Party

This note was paid in full in February 2018.  In February 2015, we issued a senior secured note to Infinity Capital, as amended in April 2015, bearing interest at 5% payable monthly in arrears commencing June 30, 2015, until the maturity date of August 31, 2015 (the “Infinity Note”).   On December 31, 2016, the Infinity Note was amended to aggregate principal and interest, and extend the due date of principal and interest to September 21, 2018. The Infinity Note was collateralized by a security interest in substantially all of our assets.  Interest expense for the Infinity Note for the six months ended June 30, 2018 and 2017, was $9,272 and $33,972, respectively, and $0 was accrued as of June 30, 2018.

Notes Payable

	June 30, 2018	December 31, 2017
8.5% Notes	$6,993,000	$–
Unamortized debt discount	(4,352,739)	–
12% Notes	–	1,621,250
Unamortized debt discount	–	(443,917)
	2,640,261	1,177,333
Less: Current portion	(2,640,261)	(1,177,333)
Long-term portion	$–	$–

8.5% Notes

In April 2018, we completed a $7,500,000 private placement pursuant to a promissory note (“8.5% Notes”) and warrant purchase agreement (the “8.5% Agreement”) with certain accredited investors, bearing interest at 8.5%, with principal due May 1, 2019, and interest payable quarterly.  In the event of default, the interest rate increases to 18%.  The 8.5% Notes are collateralized by a security interest in substantially all of our assets.  We may prepay the 8.5% Notes at any time, but in any event must pay at least one year of interest.

Subject to the terms and conditions of the 8.5% Agreement, each investor was granted fully-vested warrants equal to their note principal times 80%, or six million warrants, with an exercise price of $2.35 per share and a life of two years (the “8.5% Warrants”). Should we issue any equity-based instruments at a price lower than the exercise price(s) of the 8.5% Warrants, other than under our Incentive Plan, the exercise price(s) of the 8.5% Warrants will be adjusted to the lower price. If the shares underlying the 8.5% Warrants are not registered for resale on a registration statement within six months, we will issue an additional warrant to each purchaser at the same exercise price for one-half of the shares covered by the initial 8.5% Warrants.  The registration statement related to the 8.5% Warrants was declared effective on June 5, 2018.  We may call the 8.5% Warrants at $0.01 per share if our stock trades above $8.00 per share for 15 consecutive days. The 8.5% Warrants may be exercised at the option of the holder by paying cash or by applying the amount due under the 8.5% Notes as consideration.

We received $7,500,000 of cash for issuing the 8.5% Notes.  The relative fair value of the 8.5% Warrants was recorded as a debt discount and additional paid-in capital of $5,366,000. During the six months ended June 30, 2018, amortization of debt discount expense includes $1,013,261 from the 8.5% Notes. The 8.5% Notes are otherwise treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 8.5% Warrants as of April 2018, were:

Current stock price	$4.18
Exercise price	$2.35
Risk-free interest rate	2.46%
Expected dividend yield	–
Expected term (in years)	2.0
Expected volatility	134%
Number of iterations	5

12% Notes

The 12% Notes (as defined below) were paid off in January 2018.

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

NOTE 11.   STOCKHOLDERS’ EQUITY

Fall 2017 Capital Raise

During the year ended December 31, 2017, in a private placement we raised $4 million of equity by issuing four million shares of our common stock and four million warrants (“Fall 2017 Warrants”) to purchase shares of our common stock (together “Units”) for $1.00 per Unit. The Fall 2017 Warrants had an exercise price of $0.50 per share and were exercisable for two years.  If our common stock closes above $5.00 for ten consecutive days, we may call the warrants, giving the warrant holders 10 days to exercise. During the quarter ended March 31, 2018, we called the warrants and all were exercised.  All four million Fall 2017 Warrants were outstanding as of December 31, 2017.  In consideration for the sale of the Units, we received $3,750,000 in cash and extinguished $250,000 of 12% Notes.

Share-based compensation

Share-based expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Employee Awards	$687,142	$721,094	$1,410,227	$2,130,489
Consulting Awards	163,965	–	163,965	25,440
Feinsod Agreement	353,814	–	1,389,300	–
	$1,204,921	$721,094	$2,963,492	$2,155,929

Employee Stock Options

On October 29, 2014, the Board authorized the adoption of, and on June 26, 2015, our stockholders ratified, our 2014 Equity Incentive Plan for the issuance of 10 million shares of our common stock and, in April 2018, stockholders approved an increase of 5 million shares of common stock that may be granted (the “Incentive Plan”).  The Incentive Plan provides for the issuance of up to 15 million shares of our common stock, and is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning our long term interests with participants.  A Registration Statement on Form S-8 for the initial 10 million shares automatically became effective in May 2016, and a Registration Statement on Form S-8 for the additional 5 million shares and 900,000 shares under the Feinsod Employment Agreement automatically became effective in June 2018 (collectively, the “Registration Statements”).  The Registration Statements relate to 15,000,000 shares of our common stock, which are issuable pursuant to, or upon exercise of, options that have been granted or may be granted under our Incentive Plan.  As of June 30, 2018, there were 13,227,706 shares available to issue under the Incentive Plan.

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  The following summarizes the Black-Scholes assumptions used for Employee Awards granted:

Three months ended
	June 30, 2018	March 31, 2018
Exercise price	$ 3.71	$ 2.21 – 7.17
Stock price on date of grant	$ 3.71	$ 2.21 – 7.17
Volatility	133%	140%
Risk-free interest rate	2.59%	2.17 – 2.26%
Expected life (years)	3.0	2.5
Dividend yield	–	–

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	8,705,278	$1.28
Granted	1,112,550	3.34
Exercised	(606,772)	0.94
Forfeited	(544,560)	3.40
Outstanding at June 30, 2018	8,666,496	1.44	1.9	$19,002,000

Exercisable at June 30, 2018	6,986,146	$1.04	1.5	$17,754,000

Based on our estimated forfeiture rates, we expect 1,664,683 Employee Awards will vest.  As of June 30, 2018, there was approximately $3,084,941 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of ten months.

Consulting Services

As needed, we may issue warrants, stock and/or options to third parties in exchange for consulting services.  Stock-based compensation costs for award grants to third parties for consulting services (“Consulting Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  Consulting Awards are revalued at each reporting date until fully vested, which may generate an expense or benefit.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	127,500	$2.40
Exercised	(75,000)	1.31
Granted	35,000	3.08
Expired	(25,000)	2.10
Outstanding and exercisable at June 30, 2018	62,500	2.18	1.5	$87,800

The following summarizes the Black-Scholes assumptions used for Consulting Awards granted:

Three months ended
	June 30, 2018	March 31, 2018
Exercise price	$ 3.08	–
Stock price on date of grant	$ 3.08	–
Volatility	134%	–
Risk-free interest rate	2.3%	–
Expected life (years)	2.0	–
Dividend yield	–	–

We granted 25,000 shares of common stock with a fair value of $92,500 to a non-employee for consulting services during the quarter ended June 30, 2018, which were issued in July 2018.

Feinsod Employment Agreement

On December 8, 2017, we entered into an employment agreement with Michael Feinsod for his continued service as our Executive Chairman of our Board of Directors.  Pursuant to the agreement, Mr. Feinsod received (a) 600,000 stock options that vest on the anniversary date of the agreement for the next three years, or 200,000 per year (“Time-based Options”); and (b) three tranches of 100,000 stock options that vest when our stock price has an average trading price for 20 days of $3.50, $5.00 and $6.50 (“Market-based Options”).  The options have an exercise price of $3.45 per share and a ten year life.  These options were not issued under the Incentive Plan; however, the underlying shares were included in the Registration Statement on Form S-8 that automatically became effective in June 2018.  During the quarter ended March 31, 2018, the $3.50 and $5.00 Market-based Options vested and, accordingly, the expense associated with those options was recognized immediately.

Warrants with Debt

The following summarizes warrants issued with debt:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,351,700	$0.65
Granted	6,000,000	2.35
Exercised	(3,236,786)	0.73
Outstanding and exercisable at June 30, 2018	6,114,914	$2.42	1.8	$8,024,000

NOTE 12.   SUBSEQUENT EVENTS

Subsequent to June 30, 2018, and up to the date of this filing, 20,000 shares of our common stock were issued upon the exercise of 8.5% Warrants for consideration of a $47,000 reduction in principal of the 8.5% Notes, 20,000 shares of our common stock were issued upon the exercise of stock options for consideration of $43,800 in cash, and the issuance of 25,000 shares of our common stock against accrued stock payable.

NOTE 13.   SEGMENT INFORMATION

Our operations are organized into four segments: Security and Cash Transportation Services; Marketing Consulting and Apparel; Operations Consulting and Products; and Finance and Real Estate. All revenue originates and all assets are located in the United States. We have revised our disclosure to correspond to the information provided to the chief operating decision maker.

Three months ended June 30

2018	Security	Marketing	Operations	Finance	Total
Service	$614,281	$44,819	$391,185	$–	$1,050,285
Product	–	53,154	11,102	–	64,256
Total revenues	614,281	97,973	402,287	–	1,114,541
Costs and expenses	(745,457)	(182,679)	(459,268)	–	(1,387,404)
Investment in Desert Created	–	–	–	(72,143)	(72,143)
	$(131,176)	$(84,706)	$(56,981)	$(72,143)	(345,006)
Corporate					(3,324,291)
				Net loss	$(3,669,297)

2017	Security	Marketing	Operations	Finance	Total
Service	$364,306	$38,664	$199,239	$3,619	$605,828
Rent	–	–	–	30,246	30,246
Product	–	30,871	166,660	–	197,531
Total revenue	364,306	69,535	365,899	33,865	833,605
Costs and expenses	(483,898)	(140,408)	(405,535)	(14,727)	(1,044,568)
	$(119,592)	$(70,873)	$(39,636)	$19,138	(210,963)
Corporate					(1,386,741)
				Net loss	$(1,597,704)

Six months ended June 30

2018	Security	Marketing	Operations	Finance	Total
Service	$1,166,258	$98,088	$679,318	$–	$1,943,664
Product	–	84,376	28,983	–	113,359
Total revenue	1,166,258	182,464	708,301	–	2,057,023
Costs and expenses	(1,503,946)	(381,553)	(879,743)	–	(2,765,242)
Investment in Desert Created	–	–	–	(925,472)	(925,472)
	$(337,688)	$(199,089)	$(171,442)	$(925,472)	(1,633,691)
Corporate					(6,501,993)
				Net loss	$(8,135,684)

2017	Security	Marketing	Operations	Finance	Total
Service	$789,444	$76,388	$399,711	$–	$1,265,543
Rent	–	–	–	66,349	66,349
Product	–	37,434	183,384	–	220,818
	789,444	113,822	583,095	66,349	1,552,710
Costs and expenses	(967,779)	(280,975)	(615,799)	(27,774)	(1,892,327)
	$(178,335)	$(167,153)	$(32,704)	$38,575	(339,617)
Corporate					(3,888,173)
				Net loss	$(4,227,790)

Total assets	June 30, 2018	December 31, 2017
Security	$505,386	$488,299
Marketing	173,961	57,833
Operations	170,809	231,670
Finance	–	–
Corporate	12,412,157	6,826,124
	$13,262,315	$7,603,926

NOTE 14.  CHANGE IN ACCOUNTING PRINCIPLE

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

The changes to our consolidated statement of operations are as follows:

Three months ended June 30, 2017

	Previously Reported	Currently Reported	Effect of Change
Amortization of debt discount	$154,500	$191,713	$37,213
Gain on derivative warrant liability	(3,027,000)	–	3,027,000
Total other (income) expense, net	(2,791,714)	272,499	3,064,213
Net income (loss)	1,466,509	(1,597,704)	(3,064,213)
Net income (loss) per share	$0.07	$(0.08)	$(0.15)

Six months ended June 30, 2017

	Previously Reported	Currently Reported	Effect of Change
Amortization of debt discount	$849,532	$556,646	$(292,886)
Gain on derivative warrant liability	(8,159,000)	–	8,159,000
Total other (income) expense, net	(7,150,651)	715,463	7,866,114
Net income (loss)	3,638,324	(4,227,790)	(7,866,114)
Net income (loss) per share	$0.19	$(0.22)	$(0.41)

The changes to our consolidated statement of cash flows for the six months ended June 30, 2017, are as follows:

	Previously Reported	Currently Reported	Effect of Change
Net income (loss)	$3,638,324	$(4,227,790)	$(7,866,114)
Amortization of debt discount	849,532	556,646	(292,886)
Gain on derivative warrant liability	(8,159,000)	–	8,159,000
Net cash used in operating activities	(1,640,725)	(1,640,725)	–

Non-Cash Transactions
Portion of Warrant derivative liability recorded as additional paid-in capital upon exercise of warrants	7,301,000	–	(7,301,000)

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the financial statements and related notes, contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

Through our reporting segments (Security, Marketing, Operations and Finance), we provide products and services to the regulated cannabis industry, which include the following:

Security and Cash Transportation Services (“Security Segment”)

We provide advanced security, including on-site professionals and cash transport, to licensed cannabis cultivators, cannabis processing facilities and retail shops, under the business name Iron Protection Group (“IPG”) in California and Colorado, and security services to non-cannabis customers in Colorado, such as hotels, apartment buildings and retail , under the business name Mile High Protection Services (“MHPS”). We strategically acquired MHPS in order to expand our Colorado security business into the non-cannabis space, as we believe that market provides an opportunity for growth.

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

Finance and Real Estate (“Finance Segment”)

Real Estate Leasing

On December 29, 2017, we sold for $625,000 in cash a cultivation property in a suburb of Pueblo, Colorado, consisting of approximately three acres of land, which currently includes a 5,000 square foot steel building and a parking lot.  We previously leased this property to a licensed medical cannabis grower.

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

Desert Created Company LLC / DB Products Arizona, LLC

In January 2018, we entered into a limited liability company operating agreement with DNFC LLC (“DNFC”), pursuant to the formation of Desert Created Company LLC (“Desert Created”).  Each party owns a 50% interest in Desert Created, which took over the assets and operations of DB Products Arizona, LLC (“DB Arizona”).  Desert Created produces and distributes cannabis-infused edible products in Arizona.  In connection with the formation of Desert Created, we contributed 75,000 shares of our common stock and warrants to purchase 75,000 shares of our common stock, at an exercise price of $2.00 per share, to members of DNFC.  This pricing was agreed to in November 2017, however, the transaction did not close until January 2018.  In the interim, our stock price increased substantially.  Our initial investment in Desert Created was $979,000.

We loaned $26,500 and $75,000, respectively, to DB Arizona during the years ended December 31, 2017 and 2016.  In June 2017, we purchased 100% of the ownership interests in GC Finance Arizona LLC (“GC Finance Arizona”) from Infinity Capital for $106,000 in cash.  GC Finance Arizona holds a 50% ownership interest in DB Arizona, an $825,000 loan to DB Arizona, and no liabilities.  We expected future positive cash flows, if any, would first go towards paying the holders of DB Arizona’s notes payable.  Accordingly, we allocated the entire consideration of $106,000 to the note receivable from DB Arizona.  During the quarter ended December 31, 2017, DB Arizona’s operations were taken over by Desert Created and, as a result, we impaired the full amount of our notes receivable from DB Arizona.

Results of Operations

The following table sets forth, for the periods indicated, condensed statements of operations data.  The table and the discussion below should be read in conjunction with the accompanying condensed financial statements and the notes thereto appearing elsewhere in this report.

Consolidated Results

	Three months ended June 30,			Percent
	2018	2017	Change	Change
Revenues	$1,114,541	$833,605	$280,936	34%
Costs and expenses	(3,605,858)	(2,158,810)	(1,447,048)	67%
Other expense	(1,177,980)	(272,499)	(905,481)	332%
Net loss	$(3,669,297)	$(1,597,704)	$(2,071,593)	130%

	Six months ended June 30,			Percent
	2018	2017	Change	Change
Revenues	$2,057,023	$1,552,710	$504,313	32%
Costs and expenses	(7,714,822)	(5,065,037)	(2,649,785)	52%
Other income (expense)	(2,477,885)	(715,463)	(1,762,422)	246%
Net income (loss)	$(8,135,684)	$(4,227,790)	$(3,907,894)	92%

Revenues

Revenue for the quarter ended June 30, 2018 compared to 2017, increased for each of our Security Segment, Operations Segment and Marketing Segment, offset by a decrease in revenue for our Finance Segment, due to the sale of our rental property in Pueblo, Colorado.

Costs and expenses

	Three months ended June 30,			Percent
	2018	2017	Change	Change
Cost of service revenues	$807,257	$461,125	$346,132	75%
Cost of goods sold	44,277	189,507	(145,230)	(77)%
Selling, general and administrative	1,164,459	681,071	483,388	71%
Share-based expense	1,204,921	721,094	483,827	67%
Professional fees	347,352	81,682	265,670	325%
Depreciation and amortization	37,592	24,331	13,261	55%
	$3,605,858	$2,158,810	$1,447,048	67%

	Six months ended June 30,			Percent
	2018	2017	Change	Change
Cost of service revenues	$1,588,288	$1,005,087	$583,201	58%
Cost of goods sold	93,410	208,118	(114,708)	(55)%
Selling, general and administrative	2,106,637	1,318,712	787,925	60%
Share-based expense	2,963,492	2,155,929	807,563	37%
Professional fees	892,462	328,288	564,174	172%
Depreciation and amortization	70,533	48,903	21,630	44%
	$7,714,822	$5,065,037	$2,649,785	52%

The cost of service revenues increase corresponds to the overall increase in revenue.  Cost of goods sold decreased due to lower product sales within our Operations Segment, offset partially by higher sales in our Marketing Segment.

Selling, general and administrative expense increased in 2018 primarily due to increases for (a) additional personnel added to our corporate and segment teams, (b) premiums for liability, and directors and officers insurance; and (c) marketing and promotion.

Share-based expense included the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Employee Awards	$687,142	$721,094	$1,410,227	$2,130,489
Consulting Awards	163,965	–	163,965	25,440
Feinsod Agreement	353,814	–	1,389,300	–
	$1,204,921	$721,094	$2,963,492	$2,155,929

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

Professional fees consist primarily of accounting and legal expenses, and increased in 2018 due to filing of registration statements, an increase in corporate work and a change to a larger law firm as outside counsel.  The increase was also due to Sarbanes-Oxley (“SOX”) implementation that started in the first quarter and our Enterprise Resource Planning (“ERP”) system implementation that began in the second quarter.

Depreciation and amortization expense increased due to the amortization of MHPS intangibles and depreciation expense has started for several building improvements performed in the first quarter of 2018.

Other Expense

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Amortization of debt discount	$1,013,261	$191,713	$1,457,178	$556,646
Interest expense	92,576	80,786	95,235	158,817
Loss from Desert Created investment	72,143	–	119,972	–
Impairment of Desert Created investment	–	–	805,500	–
	$1,177,980	$272,499	$2,477,885	$715,463

Amortization of debt discount was higher in 2018 compared to 2017, because outstanding debt as of December 31, 2017, was paid off and the remaining debt discount was expensed, coupled with the amortization of the debt discount for our 8.5% Notes issued in April 2018.  Interest expense varied in 2018 due to the payoff of the 12% Notes in January 2018, the payoff of the Infinity Note in February 2018, and the issuance of the 8.5% Notes in April 2018. The impairment of Desert Created occurred primarily because the agreement was priced in November 2017, however, the transaction did not close until January 2018.  In the interim, our stock price increased substantially, thus the consideration we paid, in equity instruments, was higher than the fair value of the investment received.  The loss on investment in Desert Created is our 50% share of the net loss of Desert Created during the quarters ended March 31, 2018 and June 30, 2018.

Security and Cash Transportation Services

	Three months ended June 30,			Percent
	2018	2017	Change	Change
Revenues	$614,281	$364,306	$249,975	69%
Costs and expenses	(745,457)	(483,989)	(261,559)	54%
	$(131,176)	$(119,592)	$(11,584)	10%

	Six months ended June 30,			Percent
	2018	2017	Change	Change
Revenues	$1,166,258	$789,444	$376,814	48%
Costs and expenses	(1,503,946)	(967,779)	(536,167)	55%
	$(337,688)	$(178,335)	$(159,353)	89%

Revenues increased in 2018 primarily from (a) pursuing customers at a higher revenue rate per hour; (b) a general increase in guard rates in the fourth quarter of 2017; (c) beginning services to California clients in April 2018; and (d) the acquisition of MHPS in August 2017.  Costs and expenses typically vary with changes in revenue, however, the increase in 2018 compared to 2017 was due to higher salaries, bad debt expense, liability insurance prices, and our expansion into California.  In addition to the above there was an increase in legal fees due to litigation, which was resolved in our favor in March 2018.

Marketing Consulting and Apparel

	Three months ended June 30,			Percent
	2018	2017	Change	Change
Revenues	$97,973	$69,535	$28,438	41%
Costs and expenses	(182,679)	(140,408)	(42,271)	30%
	$(84,706)	$(70,873)	$(13,833)	20%

	Six months ended June 30,			Percent
	2018	2017	Change	Change
Revenues	$182,464	$113,822	$68,642	60%
Costs and expenses	(381,553)	(280,975)	(100,578)	36%
	$(199,089)	$(167,153)	$(31,936)	19%

The increase in revenues in 2018 was primarily attributable to (a) sales to a national retailer; (b) apparel sales at festivals and other events; and (c) expanding our custom design apparel business.  The increase in costs and expenses corresponds to the increased revenues from apparel sales, along with an increase in payroll due to additional personnel being hired to support growth.

Operations Consulting and Products

	Three months ended June 30,			Percent
	2018	2017	Change	Change
Revenues	$402,287	$365,899	$36,388	10%
Costs and expenses	(459,268)	(405,535)	(53,733)	13%
	$(56,981)	$(39,636)	$(17,345)	44%

	Six months ended June 30,			Percent
	2018	2017	Change	Change
Revenues	$708,301	$583,095	$125,206	21%
Costs and expenses	(879,743)	(615,799)	(263,944)	43%
	$(171,442)	$(32,704)	$(138,738)	424%

Increased revenues in 2018 primarily related to (a) a contract to manage a large grow facility that began in August 2017, compared to two smaller management contracts that expired in July 2017; (b) revenue from license application consulting; offset by (c) lower product sales.  Costs and expenses increased in 2018 primarily due to hiring new consultants to meet current and future demand for services.

Finance and Real Estate

	Three months ended June 30,			Percent
	2018	2017	Change	Change
Revenues	$–	$33,865	$(33,865)	(100)%
Costs and expenses	–	(14,727)	14,727	100%
Investment in Desert Created	(72,143)	–	(72,143)	100%
	$(72,143)	$19,138	$(91,281)	(477)%

	Six months ended June 30,			Percent
	2018	2017	Change	Change
Revenues	$–	$66,349	$(66,349)	(100)%
Costs and expenses	–	(27,774)	27,774	100%
Investment in Desert Created	(925,472)	–	(925,472)	100%
	$(925,472)	$38,575	$(964,047)	(2,499)%

The decrease in revenues was due to the Pueblo rental property being sold in December 2017.  The investment in Desert Created includes an $805,500 impairment charge and our share of their net loss.

Liquidity and Capital Resources

We had cash of $10,173,382 and $5,036,787, respectively, as of June 30, 2018 and December 31, 2017.  Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30
	2018	2017
Net cash used in operating activities	$(3,063,736)	$(1,640,725)
Net cash used in investing activities	(822,203)	(153,442)
Net cash provided by financing activities	$9,022,534	$1,297,490

Net cash used in operating activities increased in 2018 by $1,423,011 compared to 2017, primarily due to a larger operating loss.  We have added personnel to our Operations Segment and Marketing Segment in advance of growth opportunities, along with our Security Segment’s expansion into California.  We also continued to add personnel to our corporate infrastructure and expanded our corporate marketing efforts.  Where possible, we continue to use non-cash equity-based instruments to obtain consulting services and compensate employees.

Net cash used in investing activities relates primarily to the $600,000 Dope Media Note issued in April 2018, and purchasing fixed assets, including significant building improvements in 2018.  In the second quarter of 2017, we purchased GC Finance Arizona LLC for $106,000.

Net cash provided by financing activities in 2018 related to (a) exercise of warrants and options – $4,513,910; (b) issuing our 8.5% Notes – $7,500,000; and (c) paying off our 12% Notes and the Infinity Note– $2,991,376.  Net cash provided in 2017 related to the exercise of options.

Non-GAAP Financial Measures

Adjusted EBITDA per share is a non-GAAP financial measure. We define Adjusted EBITDA per share as (a) net income (loss) calculated in accordance with GAAP, adjusted for the impact of share-based expense, depreciation and amortization, impairment of investments, amortization of debt discounts, and certain other non-cash items; divided by (b) the weighted average shares outstanding, adjusted for the shares related to the calculation of Adjusted EBITDA. Below we have provided a reconciliation of Adjusted EBITDA per share to the most directly comparable GAAP measure.

We believe that the disclosure of Adjusted EBITDA per share provides investors with a better comparison of our period-to-period operating results. We exclude the effects of certain items when we evaluate key measures of our performance internally, and in assessing the impact of known trends and uncertainties on our business. We also believe that excluding the effects of these items provides a more comparable view of the underlying dynamics of our operations. We believe such information provides additional meaningful methods of evaluating certain aspects of our operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. This supplemental financial information should be considered in addition to, not in lieu of, our condensed consolidated financial statements.

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(3,669,297)	$(1,597,704)	$(8,135,684)	$(4,227,790)
Adjustments:
Share-based expense	1,204,921	721,094	2,963,492	2,155,929
Depreciation and amortization	37,592	24,331	70,533	48,903
Impairment of investment	–	–	805,500	–
Amortization of debt discount	1,013,261	191,713	1,457,178	556,646
Interest expense	92,576	80,786	95,235	158,817
Loss on investment in Desert Created	72,143	–	119,972	–
Total adjustments	2,420,493	1,017,924	5,511,910	2,920,295
Adjusted EBITDA	$(1,284,804)	$(579,780)	$(2,623,774)	$(1,307,495)

Per share:
Net income (loss) – Basic and Diluted	$(0.10)	$(0.08)	$(0.23)	$(0.22)
Adjusted EBITDA – Basic and Diluted	(0.04)	(0.03)	(0.08)	(0.08)

Weighted-average shares outstanding:
Net income (loss) – Basic and Diluted	35,574,099	19,939,875	34,876,133	19,420,651
Adjusted EBITDA – Basic and Diluted	34,952,423	17,128,778	34,257,927	17,128,778

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management identified the following material weaknesses:

•

We have not implemented comprehensive entity-level internal controls;

•

We have not implemented adequate system controls;

•

We have implemented, but not tested the efficacy, of manual controls; and

•

We do not have sufficient segregation of duties.

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting was not effective as of June 30, 2018.

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

•

We have preliminarily documented our controls and procedures in accordance with COSO, identified gaps, and are currently identifying and implementing additional controls.

•

We have evaluated our entity-level controls, identified gaps, and are updating our processes and documentation.

•

We have implemented controls and procedures to identify, evaluate and record significant transactions, along with the necessary documentation.

•

We have begun implementing new ERP software, will evaluate efficient changes to system and manual controls, and implement a comprehensive, integrated system of internal controls.

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

Changes in Internal Control over Financial Reporting

We made the following changes to our internal control over financial reporting during the six months ended June 30, 2018:

•

Implemented comprehensive manual controls over the review and approval of significant transactions, including revenues and expenses.  We have not, however, tested the efficacy of these controls, but plan to do so in the third quarter.

•

Implemented a checklist to identify all significant transactions during the reporting period, to document our conclusions, and evidence managements’ agreement.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11,2018, we issued warrants to purchase 20,000 and 15,000 shares of our common stock to two accredited investors in reliance on Section 4(a)(2) of the Securities Act as consideration for consulting services.  The warrants have an exercise price of $3.08 per share and a life of two years.

On April 20, 2018, we issued warrants to purchase six million shares of our common stock, together with our 8.5% Notes, to a group of accredited investors, in reliance on Section 4(a)(2) of the Securities Act for aggregate consideration of $7.5 million.  The warrants have an exercise price of $2.35 per share and a life of two years.

On April 20, 2018, we committed to issuing 25,000 shares to an individual for consulting services.  The shares were issued in July 2018.

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
101

The following financial information from the Quarterly Report on Form 10-Q of General Cannabis Corp for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORP

Date: August 8, 2018	/s/ Robert Frichtel
Robert Frichtel, Principal Executive Officer

/s/ Brian Andrews
Brian Andrews, Principal Financial and Accounting Officer