Form 10-Q
period 2018-09-30
GENERAL CANNABIS CORP
filed 2018-11-08
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORP

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

6565 East Evans Avenue
Denver, CO 80224
(Address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes   ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of October 31, 2018 there were 36,123,827 issued and outstanding shares of the Company’s common stock.

GENERAL CANNABIS CORP

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$9,841,647	$5,036,787
Accounts receivable, net	421,535	446,219
Prepaid expenses and other current assets	300,358	672,636
Inventory	102,343	34,769
Total current assets	10,665,883	6,190,411

Property and equipment, net	1,440,177	1,293,761
Intangible assets, net	61,783	119,754
Total Assets	$12,167,843	$7,603,926

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$511,407	$997,794
Interest payable	152,370	123,446
Customer deposits	112,382	107,370
Accrued stock payable	–	321,860
Notes payable (net of discount)	4,101,021	1,177,333
Infinity Note – related party	–	1,370,126
Total current liabilities	4,877,180	4,097,929

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017	–	–
Common Stock, $0.001 par value; 100,000,000 shares authorized; 36,057,827 shares and 27,692,910 shares issued and outstanding on September 30, 2018 and December 31, 2017, respectively	36,058	27,693
Additional paid-in capital	54,418,680	38,292,493
Accumulated deficit	(47,164,075)	(34,814,189)
Total Stockholders’ Equity	7,290,663	3,505,997

Total Liabilities & Stockholders’ Equity	$12,167,843	$7,603,926

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		As Adjusted (Note 14)		As Adjusted (Note 14)
REVENUES
Service	$1,050,752	$932,140	$2,994,416	$2,197,683
Rent and interest	16,858	32,902	16,858	99,251
Product Sales	29,437	14,949	142,796	235,767
Total revenues	1,097,047	979,991	3,154,070	2,532,701

COSTS AND EXPENSES
Cost of service revenues	805,664	752,154	2,393,952	1,757,241
Cost of goods sold	52,601	32,459	146,011	240,577
Selling, general and administrative	1,091,988	657,532	3,198,625	1,976,244
Share-based expense	1,289,408	839,322	4,252,900	2,995,251
Professional fees	275,516	126,303	1,167,978	454,591
Depreciation and amortization	38,732	39,885	109,265	88,788
Total costs and expenses	3,553,909	2,447,655	11,268,731	7,512,692

OPERATING LOSS	(2,456,862)	(1,467,664)	(8,114,661)	(4,979,991)

OTHER EXPENSE
Amortization of debt discount	1,557,760	193,820	3,014,938	750,466
Interest expense, net	119,097	81,563	214,332	240,380
Loss from Desert Created investment	62,164	–	182,136	–
Impairment of Desert Created investment	18,319	–	823,819	–
Total other expense, net	1,757,340	275,383	4,235,225	990,846

NET LOSS	$(4,214,202)	$(1,743,047)	$(12,349,886)	$(5,970,837)

PER SHARE DATA – Basic and diluted
Net loss per share	$(0.12)	$(0.08)	$(0.35)	$(0.30)
Weighted average number of common shares outstanding	36,013,107	20,654,502	34,921,388	19,883,329

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2018	2017
		As Adjusted (Note 14)
OPERATING ACTIVITIES
Net loss	$(12,349,886)	$(5,970,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	3,014,938	750,466
Depreciation and amortization expense	109,265	88,788
Bad debt expense	82,615	78,700
Impairment of Desert Created investment	823,819	–
Loss from Desert Created investment	182,136	–
Equity-based payments	4,252,900	2,995,251
Changes in operating assets and liabilities:
Accounts receivable	(57,931)	(179,892)
Prepaid expenses and other assets	395,323	(109,384)
Inventory	(67,574)	(22,462)
Accounts payable and accrued liabilities	(467,451)	245,357
Net cash used in operating activities:	(4,081,846)	(2,124,013)

INVESTING ACTIVITIES
Purchase of property and equipment	(197,710)	(38,925)
Lending on note receivable	(585,000)	(26,500)
Proceeds on note receivable	600,000	–
Investment in Desert Created	(50,000)	–
Purchase of GC Finance Arizona LLC	–	(106,000)
Net cash used in investing activities	(232,710)	(171,425)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	3,985,197	1,326,374
Proceeds from exercise of stock options	625,595	272,807
Proceeds from the sale of common stock – accrued stock payable	–	175,000
Proceeds from notes payable	7,500,000	–
Payments on notes payable	(1,621,250)	–
Payments on Infinity Note – related party	(1,370,126)	–
Net cash provided by financing activities	9,119,416	1,774,181

NET INCREASE (DECREASE) IN CASH	4,804,860	(521,257)
CASH, BEGINNING OF PERIOD	5,036,787	773,795
CASH, END OF PERIOD	$9,841,647	$252,538

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$334,365	$131,763

NON-CASH TRANSACTIONS

8.5% Note principal used to exercise 8.5% Warrants	$604,000	$–
12% Note principal used to exercise 12% Warrants	–	668,750
8.5% Warrants recorded as debt discount and additional paid-in capital	5,366,000	–
Acquisition of MHPS – accrued stock payable	–	155,000
Issuance of common stock for accrued stock payable	321,860	–
Issuance of common stock and warrants for investment in Desert Created	979,000	–
Portion of Dope Media Note related to reimbursed legal fees	15,000	–

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

42.73% and 39.06%, respectively, of NBC’s revenue during the three and nine months ended September 30, 2018, was derived from customers within the same ownership group.

Finance and Real Estate (“Finance Segment”)

Real Estate Leasing

On December 29, 2017, we sold for $625,000 in cash, a cultivation property in a suburb of Pueblo, Colorado, consisting of approximately three acres of land, which currently includes a 5,000 square foot steel building and a parking lot.  We previously leased this property to a licensed medical cannabis grower.

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

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2017, has been derived from audited financial statements and (b) condensed consolidated unaudited financial statements as of September 30, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2018.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results of operations expected for the year ending December 31, 2018.

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

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  Our cash reserves of $9,841,647 are not sufficient to absorb our operating losses and retire our debt of $6,896,000.  The warrants associated with this debt, if exercised, would provide sufficient funds to retire the debt; however, there is no guarantee that these warrants will be exercised.  Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful obtaining additional capital and (b) actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern.  While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect.  Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Recently Issued Accounting Standards

FASB ASU 2018-07 “Compensation – Stock Compensation (Topic 718)” - In June 2018, the FASB issued ASU 2018-07. This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. We do not currently expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

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

NOTE 2.   EQUITY-METHOD INVESTMENT AND BUSINESS ACQUISITIONS

Desert Created Company LLC / DB Products Arizona, LLC

In January 2018, we entered into a limited liability company operating agreement with DNFC LLC (“DNFC”), pursuant to the formation of Desert Created Company LLC (“Desert Created”).  Each party owns a 50% interest in Desert Created, which took over the assets and operations of DB Products Arizona, LLC (“DB Arizona”).  Desert Created produces and distributes cannabis-infused edible products in Arizona.  In connection with the formation of Desert Created, we contributed 75,000 shares of our common stock and warrants to purchase 75,000 shares of our common stock, at an exercise price of $2.00 per share, to members of DNFC (collectively, the “DNFC Sellers”).  This pricing was agreed to in November 2017, however, the transaction did not close until January 2018.  In the interim, our stock price increased substantially, which was the reason for the initial impairment noted below.  In October 2018, we sold our 50% interest to DNFC for cash consideration of $23,045 and, accordingly, impaired the remaining balance.

The 75,000 shares of our common stock were valued at $461,000, based on the closing price per share of our common stock on January 24, 2018, or $7.23 per share, reduced by a discount of 15% due to the restrictions on the DNFC Seller’s ability to immediately sell such shares.  The warrants were valued at $518,000, using the Black-Scholes model, assuming a life of 5.0 years, a risk-free interest rate of 1.2% and a volatility of 150%.  The fair value of Desert Created was estimated based on the relative fair value of the underlying assets and liabilities, consisting primarily of cash, accounts receivable, equipment and accounts payable.

The purchase price allocation was as follows:

Common Stock	$461,000
Warrants	518,000
Initial investment in Desert Created	$979,000

Fair value of Desert Created	$347,097
Percentage ownership	50%
Fair value of 50% of Desert Created	173,500
Initial investment in Desert Created	979,000
Impairment	$805,500

The income and losses related to Desert Created are recognized using the equity method of accounting. The value of the investment as of September 30, 2018, consists of the following and is included in prepaid expenses and other current assets on the balance sheet:

Initial investment in Desert Created	$979,000
Initial impairment	(805,500)
Additional investment	50,000
Net loss	(182,136)
Impairment, September 30, 2018	(18,319)
September 30, 2018	$23,045

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

Mile High Protection Services

On August 18, 2017, we entered into an Asset Purchase Agreement (the “Mile High APA”) with Mile High Protection Services LLC, a Colorado limited liability company, and its sole member (together the “Mile High Seller”) whereby we acquired the tradename, workforce, customer contracts, and other intangible assets of the business.  Pursuant to the Mile High APA, we agreed to deliver to Mile High Seller 224,359 restricted shares of our common stock.  The shares vested over a six month period.  The Mile High APA contained certain provisions that required Mile High Seller to forfeit a portion of such shares in the event that Mile High Seller did not meet the obligations under the Mile High APA.  In accordance with the terms of the Mile High APA, the number of shares to be delivered was reduced by 120,000, to 104,359 shares of our common stock.  Mile High Seller also agreed to a three year non-compete agreement.

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

The accompanying consolidated financial statements include the results of MHPS from the date of acquisition, August 18, 2017.  The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2017, are as follows:

	Three months ended September 30, 2017	Nine months ended September 30, 2017
Total revenues	$1,092,088	$3,114,042
Net loss	(1,759,438)	(6,055,841)
Net loss per common share:
Basic and diluted	$(0.09)	$(0.30)

NOTE 3.   ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS

Our accounts receivables consisted of the following:

	September 30, 2018	December 31, 2017
Accounts receivable	$622,535	$586,219
Less: Allowance for doubtful accounts	(201,000)	(140,000)
Total	$421,535	$446,219

We record bad debt expense when we conclude the credit risk of a customer indicates the amount due under the contract is not collectible.  We recorded bad debt expense (recovery) of $(28,000) and $2,200, respectively, during the three months ended September 30, 2018 and 2017, and $82,615 and $78,700, respectively, during the nine months ended September 30, 2018 and 2017.

Our customer deposit liability had the following activity:

Amount
December 31, 2017	$107,370
Additional deposits received	478,274
Less: Deposits recognized as revenue	(473,262)
September 30, 2018	$112,382

NOTE 4.   PREPAIDS AND OTHER CURRENT ASSETS

Our Prepaids and other current assets consisted of the following:

	September 30, 2018	December 31, 2017
Prepaid insurance	$102,907	$53,498
Employee receivable – payroll tax withholding for stock option exercise	–	499,587
Investment in Desert Created	23,045	–
Other	174,406	119,551
	$300,358	$672,636

NOTE 5.   NOTE RECEIVABLE

On June 6, 2018, we loaned $600,000 to Dope Media, Inc. (“Dope Media”) pursuant to the terms of a senior secured note (“Dope Media Note”), bearing interest at 10% per annum and a maturity date of May 31, 2019.  The Dope Media Note was paid in full in September 2018.  Dope Media’s obligations under the Dope Media Note were secured by all of Dope Media’s assets. In connection with the loan transaction, Dope Media also issued a warrant (“Dope Media Warrant”) to the Company to purchase an aggregate of 1,846,187 shares of Dope Media’s common stock at an exercise price of $0.3278 per share, which represents approximately 5% of fully diluted outstanding common and preferred shares of Dope Media.  Subsequent to the repayment of the Dope Media Note, the warrant expired unexercised.

NOTE 6.   LONG-LIVED ASSETS

Property and Equipment

Depreciation expense was $19,196 and $15,997, respectively, for the three months ended September 30, 2018 and 2017, and $51,294 and $47,693, respectively, for the nine months ended September 30, 2018 and 2017.  We have not recognized any impairment as of September 30, 2018.

Intangible Assets

Intangible assets of $61,783 as of September 30, 2018, consisted of MHPS customer relationships of $100,000, net of accumulated amortization of $60,140 and MHPS tradename of $55,000, net of accumulated amortization of $33,077, both based on an estimated useful life of two years.

Amortization expense was $19,536 and $23,888, respectively, for the three months ended September 30, 2018 and 2017, and $57,971 and $41,095, respectively, for the nine months ended September 30, 2018 and 2017.

NOTE 7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Our accounts payable and accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Accounts payable	$213,764	$192,204
Accrued payroll, taxes and vacation	297,643	243,659
Payroll tax liability for stock option exercises	–	519,278
Property taxes and other	–	42,653
	$511,407	$997,794

NOTE 8   ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

	Amount	Number of Shares
December 31, 2016	$–	–
Acquisition of MHPS – accrual	155,000	104,359
Warrant exercises – accrual	166,860	154,500
December 31, 2017	321,860	258,859
Acquisition of MHPS – issued	(155,000)	(104,359)
Warrant exercises – issued	(166,860)	(154,500)
September 30, 2018	$–	–

NOTE 9.   DEBT

Infinity Note – Related Party

This note was paid in full in February 2018.  In February 2015, we issued a senior secured note to Infinity Capital, as amended in April 2015, bearing interest at 5% payable monthly in arrears commencing September 30, 2015, until the maturity date of August 31, 2015 (the “Infinity Note”).   On December 31, 2016, the Infinity Note was amended to aggregate principal and interest, and extend the due date of principal and interest to September 21, 2018.  The Infinity Note was collateralized by a security interest in substantially all of our assets.  Interest expense for the Infinity Note for the nine months ended September 30, 2018 and 2017, was $9,272 and $51,239, respectively, and $0 was accrued as of September 30, 2018.

Notes Payable

	September 30, 2018	December 31, 2017
8.5% Notes	$6,896,000	$–
Unamortized debt discount	(2,794,979)	–
12% Notes	–	1,621,250
Unamortized debt discount	–	(443,917)
	4,101,021	1,177,333
Less: Current portion	(4,101,021)	(1,177,333)
Long-term portion	$–	$–

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

Subject to the terms and conditions of the 8.5% Agreement, each investor was granted fully-vested warrants equal to their note principal times 80%, or six million warrants, with an exercise price of $2.35 per share and a life of two years (the “8.5% Warrants”).  Should we issue any equity-based instruments at a price lower than the exercise price(s) of the 8.5% Warrants, other than under our Incentive Plan (as defined below), the exercise price(s) of the 8.5% Warrants will be adjusted to the lower price.  If the shares underlying the 8.5% Warrants were not registered for resale on a registration statement within six months, we would have issued an additional warrant to each purchaser at the same exercise price for one-half of the shares covered by the initial 8.5% Warrants. A registration statement related to the 8.5% Warrants was declared effective on June 5, 2018.  We may call the 8.5% Warrants at $0.01 per share if our stock trades above $8.00 per share for 15 consecutive days. The 8.5% Warrants may be exercised at the option of the holder by paying cash or by applying the amount due under the 8.5% Notes as consideration.

We received $7,500,000 of cash for issuing the 8.5% Notes.  The relative fair value of the 8.5% Warrants was recorded as a debt discount and additional paid-in capital of $5,366,000.  During the nine months ended September 30, 2018, amortization of debt discount expense includes $2,571,021 from the 8.5% Notes.  The 8.5% Notes are otherwise treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 8.5% Warrants as of April 2018, were:

Current stock price	$ 4.18
Exercise price	$ 2.35
Risk-free interest rate	2.46%
Expected dividend yield	–
Expected term (in years)	2.0
Expected volatility	134%
Number of iterations	5

12% Notes

The 12% Notes (as defined below) were paid off in January 2018.

In September 2016, we completed a $3,000,000 private placement pursuant to a promissory note and warrant purchase agreement (the “12% Agreement”) with certain accredited investors, bearing interest at 12%, with principal due September 21, 2018, and interest payable quarterly (each such note, a “12% Note,” and collectively, the “12% Notes”).  In the event of default, the interest rate would have increased to 18%.  The 12% Notes were collateralized by a security interest in substantially all of our assets.  We could have prepaid the 12% Notes at any time, but in any event must pay at least one year of interest.

Subject to the terms and conditions of the 12% Agreement, each investor was granted fully-vested warrants equal to their note principal times three (the “12% Warrants”), or six million warrants, with a life of three years.  4.5 million warrants had an exercise price of $0.35 per share and the other 4.5 million warrants had an exercise price of $0.70 per share.  Had we issued any equity-based instruments at a price lower than the exercise price(s) of the 12% Warrants, other than under our Incentive Plan, the exercise price(s) of the 12% Warrants would have been adjusted to the lower price.  The 12% Warrants could be exercised at the option of the holder (a) by paying cash, (b) by applying the amount due under the 12% Notes as consideration, or (c) if there is no effective registration statement for the 12% Warrants within six months of being granted, the holder could exercise on a cashless basis.  The registration statement related to the 12% Warrants was declared effective on December 23, 2016.  If our common stock closed above $5.00 for ten consecutive days, we could call the warrants, giving the warrant holders 30 days to exercise.  We called the warrants during the three months ended March 31, 2018, and all holders elected to exercise.

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

NOTE 11.   STOCKHOLDERS’ EQUITY

Fall 2017 Capital Raise

During the year ended December 31, 2017, in a private placement we raised $4 million of equity by issuing four million shares of our common stock and four million warrants (“Fall 2017 Warrants”) to purchase shares of our common stock (together “Units”) for $1.00 per Unit.  The Fall 2017 Warrants had an exercise price of $0.50 per share and were exercisable for two years.  If our common stock closed above $5.00 for ten consecutive days, we may call the warrants, giving the warrant holders 10 days to exercise. During the quarter ended March 31, 2018, we called the warrants and all were exercised.  All four million Fall 2017 Warrants were outstanding as of December 31, 2017.  In consideration for the sale of the Units, we received $3,750,000 in cash and extinguished $250,000 of 12% Notes.

Share-based compensation

Share-based expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Employee Awards	$931,706	$839,322	$2,341,933	$2,969,811
Consulting Awards	–	–	163,965	25,440
Feinsod Agreement	357,702	–	1,747,002	–
	$1,289,408	$839,322	$4,252,900	$2,995,251

Employee Stock Options

On October 29, 2014, the Board authorized the adoption of and, on June 26, 2015, our stockholders ratified, our 2014 Equity Incentive Plan for the issuance of 10 million shares of our common stock and, in April 2018, stockholders approved an increase of 5 million shares of common stock that may be granted (the “Incentive Plan”).  The Incentive Plan provides for the issuance of up to 15 million shares of our common stock, and is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning our long term interests with participants.  A Registration Statement on Form S-8 for the initial 10 million shares automatically became effective in May 2016, and a Registration Statement on Form S-8 for the additional 5 million shares and 900,000 shares under the Feinsod Agreement automatically became effective in June 2018 (collectively, the “Registration Statements”).  The Registration Statements relate to 15,000,000 shares of our common stock, which are issuable pursuant to or, upon exercise of, options that have been granted or may be granted under our Incentive Plan.  As of September 30, 2018, there were 13,200,206 shares available to issue under the Incentive Plan.

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  The following summarizes the Black-Scholes assumptions used for Employee Awards granted:

	Three months ended
	September 30, 2018	June 30, 2018	March 31, 2018
Exercise price	$2.19 – 4.02	$3.71	$2.21 – 7.17
Stock price on date of grant	$2.19 – 4.02	$3.71	$2.21 – 7.17
Volatility	42 - 133%	133%	140%
Risk-free interest rate	2.69 – 2.89%	2.59%	2.17 – 2.26%
Expected life (years)	3.0	3.0	2.5
Dividend yield	–	–	–

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	8,705,278	$1.28
Granted	1,397,050	3.46
Exercised	(634,272)	0.99
Forfeited	(585,060)	3.28
Outstanding at September 30, 2018	8,882,996	1.51	6.4	$20,908,000

Exercisable at September 30, 2018	7,319,446	$1.06	7.0	$20,298,000

Based on our estimated forfeiture rates, we expect 1,554,857 Employee Awards will vest.  As of September 30, 2018, there was approximately $2,759,160 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of ten months.

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

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	127,500	$2.40
Exercised	(75,000)	1.31
Granted	35,000	3.08
Expired	(30,000)	1.92
Outstanding and exercisable at September 30, 2018	57,500	2.27	1.4	$89,425

The following summarizes the Black-Scholes assumptions used for Consulting Awards granted:

	Three months ended
	September 30, 2018	June 30, 2018	March 31, 2018
Exercise price	–	$3.08	–
Stock price on date of grant	–	$3.08	–
Volatility	–	134%	–
Risk-free interest rate	–	2.3%	–
Expected life (years)	–	2.0	–
Dividend yield	–	–	–

We granted 25,000 shares of common stock with a fair value of $92,500 to a non-employee for consulting services, which were issued in July 2018.

Feinsod Agreement

On December 8, 2017, we entered into an agreement (the “Feinsod Agreement”) with Michael Feinsod for his continued service as our Executive Chairman of our Board of Directors. Pursuant to the agreement, Mr. Feinsod received (a) 600,000 stock options that vest on the anniversary date of the agreement for the next three years, or 200,000 per year (“Time-based Options”); and (b) three tranches of 100,000 stock options that vest when our stock price has an average trading price for 20 days of $3.50, $5.00 and $6.50 (“Market-based Options”). The options have an exercise price of $3.45 per share and a ten year life.  These options were not issued under the Incentive Plan; however, the underlying shares were included in the Registration Statement on Form S-8 that automatically became effective in June 2018.  During the quarter ended March 31, 2018, the $3.50 and $5.00 Market-based Options vested and, accordingly, the expense associated with those options was recognized immediately.

Warrants with Debt

The following summarizes warrants issued with debt:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,351,700	$0.65
Granted	6,000,000	2.35
Exercised	(3,296,786)	0.76
Outstanding and exercisable at September 30, 2018	6,054,914	$2.28	1.6	$9,453,597

NOTE 12.   SUBSEQUENT EVENTS

In October 2018, we sold our 50% interest in Desert Created to DNFC for cash consideration of $23,045.

Subsequent to September 30, 2018, and up to the date of this filing, 20,000 shares of our common stock were issued upon the exercise of 8.5% Warrants for consideration of a $47,000 reduction in principal of the 8.5% Notes, 2,000 shares of our common stock were issued upon the exercise of stock options for consideration of $2,680 in cash, and the issuance of 44,000 shares of our common stock for services.

On November 7, 2018, we invested $250,000 in Flowhub Holdings, LLC (“Flowhub”) through a simple agreement for future equity (the “Flowhub SAFE”). The Flowhub SAFE provides us with the right to either (a) future equity in Flowhub when it completes an equity financing, or (b) future equity in Flowhub or cash proceeds if there is a liquidity event. If there is an equity financing, Flowhub would issue to us (a) a number of standard preferred units equal to our investment divided by the price per share of the standard preferred units if the pre-money valuation is less than or equal to the valuation cap ($35 million); or (b) a number of safe preferred units equal to the purchase amount divided by the safe price, if the pre-money valuation is greater than the valuation cap. If there is a liquidity event we will receive either (a) a cash payment equal to the purchase amount or (b) automatically receive a number of common units equal to the purchase amount divided by the liquidity price.

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

Three months ended September 30

2018	Security	Marketing	Operations	Finance	Total
Service	$689,930	$22,150	$338,672	$–	$1,050,752
Rent and interest	–	–	–	16,858	16,858
Product	–	22,904	6,533	–	29,437
Total revenues	689,930	45,054	345,205	16,858	1,097,047
Costs and expenses	(724,558)	(190,636)	(358,556)	–	(1,273,750)
Investment in Desert Created	–	–	–	(80,483)	(80,483)
	$(34,628)	$(145,582)	$(13,351)	$(63,625)	(257,186)
Corporate					(3,957,016)
				Net loss	$(4,214,202)

2017	Security	Marketing	Operations	Finance	Total
Service	$533,065	$44,862	$354,213	$–	$932,140
Rent and interest	–	–	–	32,902	32,902
Product	–	4,532	10,417	–	14,949
Total revenues	533,065	49,394	364,630	32,902	979,991
Costs and expenses	(647,915)	(100,464)	(402,856)	(9,339)	(1,160,574)
	$(114,850)	$(51,070)	$(38,226)	$23,563	(180,583)
Corporate					(1,562,464)
				Net loss	$(1,743,047)

Nine months ended September 30

2018	Security	Marketing	Operations	Finance	Total
Service	$1,856,188	$120,238	$1,017,990	$–	$2,994,416
Rent and interest	–	–	–	16,858	16,858
Product	–	107,280	35,516	–	142,796
Total revenues	1,856,188	227,518	1,053,506	16,858	3,154,070
Costs and expenses	(2,228,504)	(572,189)	(1,238,299)	–	(4,038,992)
Investment in Desert Created	–	–	–	(1,005,955)	(1,005,955)
	$(372,316)	$(344,671)	$(184,793)	$(989,097)	(1,890,877)
Corporate					(10,459,009)
				Net loss	$(12,349,886)

2017	Security	Marketing	Operations	Finance	Total
Service	$1,322,509	$121,250	$753,924	$–	$2,197,683
Rent and interest	–	–	–	99,251	99,251
Product	–	41,966	193,801	–	235,767
Total revenue	1,322,509	163,216	947,725	99,251	2,532,701
Costs and expenses	(1,615,694)	(381,439)	(1,018,655)	(37,113)	(3,052,901)
	$(293,185)	$(218,223)	$(70,930)	$62,138	(520,200)
Corporate					(5,450,637)
				Net loss	$(5,970,837)

Total assets	September 30, 2018	December 31, 2017
Security	$661,740	$488,299
Marketing	115,412	57,833
Operations	164,484	231,670
Finance	–	–
Corporate	11,226,207	6,826,124
	$12,167,843	$7,603,926

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

The changes to our consolidated statement of operations are as follows:

Three months ended September 30, 2017

	Previously Reported	Currently Reported	Effect of Change
Amortization of debt discount	$284,900	$193,820	$(91,080)
Gain on derivative warrant liability	(2,421,000)	–	2,421,000
Total other (income) expense, net	(2,054,537)	275,383	2,329,920
Net income (loss)	586,873	(1,743,047)	(2,329,920)
Net income (loss) per share	$0.03	$(0.08)	$(0.11)

Nine months ended September 30, 2017

	Previously Reported	Currently Reported	Effect of Change
Amortization of debt discount	$1,134,432	$750,466	$(383,966)
Gain on derivative warrant liability	(10,580,000)	–	10,580,000
Total other (income) expense, net	(9,205,188)	990,846	10,196,034
Net income (loss)	4,225,197	(5,970,837)	(10,196,034)
Net income (loss) per share	$0.21	$(0.30)	$(0.50)

The changes to our consolidated statement of cash flows for the nine months ended September 30, 2017, are as follows:

	Previously Reported	Currently Reported	Effect of Change
Net income (loss)	$4,225,197	$(5,970,837)	$(10,196,034)
Amortization of debt discount	1,134,432	750,466	(383,966)
Gain on derivative warrant liability	(10,580,000)	–	10,580,000
Net cash used in operating activities	(2,124,013)	(2,124,013)	–

Non-Cash Transactions
Portion of Warrant derivative liability recorded as additional paid-in capital upon exercise of warrants	7,301,000	–	(7,301,000)

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

Desert Created Company LLC / DB Products Arizona, LLC

In January 2018, we entered into a limited liability company operating agreement with DNFC LLC (“DNFC”), pursuant to the formation of Desert Created Company LLC (“Desert Created”).  Each party owns a 50% interest in Desert Created, which took over the assets and operations of DB Products Arizona, LLC (“DB Arizona”).  Desert Created produces and distributes cannabis-infused edible products in Arizona.  In connection with the formation of Desert Created, we contributed 75,000 shares of our common stock and warrants to purchase 75,000 shares of our common stock, at an exercise price of $2.00 per share, to members of DNFC.  This pricing was agreed to in November 2017, however, the transaction did not close until January 2018.  In the interim, our stock price increased substantially.  Our initial investment in Desert Created was $979,000.  In October 2018, we sold our 50% interest to DNFC for cash consideration of $23,045.

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

Consolidated Results

	Three months ended September 30,			Percent
	2018	2017	Change	Change
Revenues	$1,097,047	$979,991	$117,056	12%
Costs and expenses	(3,553,909)	(2,447,655)	(1,106,254)	45%
Other expense	(1,757,340)	(275,383)	(1,481,957)	538%
Net loss	$(4,214,202)	$(1,743,047)	$(2,471,155)	142%

	Nine months ended September 30,			Percent
	2018	2017	Change	Change
Revenues	$3,154,070	$2,532,701	$621,369	25%
Costs and expenses	(11,268,731)	(7,512,692)	(3,756,039)	50%
Other income (expense)	(4,235,225)	(990,846)	(3,244,379)	327%
Net loss	$(12,349,886)	$(5,970,837)	$(6,379,049)	107%

Revenues

Revenues for the quarter ended September 30, 2018 compared to 2017, increased for our Security and Operations Segments, offset by a decrease in revenue for our Marketing and Finance Segments. Revenue for the nine months ended September 30, 2018 compared to 2017, increased for our Security, Operations and Marketing Segments, offset by a decrease in revenues in our Finance Segment. See Segment discussions below for further details.

Costs and expenses

	Three months ended September 30,			Percent
	2018	2017	Change	Change
Cost of service revenues	$805,664	$752,154	$53,510	7%
Cost of goods sold	52,601	32,459	20,142	62%
Selling, general and administrative	1,091,988	657,532	434,456	66%
Share-based expense	1,289,408	839,322	450,086	54%
Professional fees	275,516	126,303	149,213	118%
Depreciation and amortization	38,732	39,885	(1,153)	(3)%
	$3,553,909	$2,447,655	$1,106,254	45%

	Nine months ended September 30,			Percent
	2018	2017	Change	Change
Cost of service revenues	$2,393,952	$1,757,241	$636,711	36%
Cost of goods sold	146,011	240,577	(94,566)	(39)%
Selling, general and administrative	3,198,625	1,976,244	1,222,381	62%
Share-based expense	4,252,900	2,995,251	1,257,649	42%
Professional fees	1,167,978	454,591	713,387	157%
Depreciation and amortization	109,265	88,788	20,477	23%
	$11,268,731	$7,512,692	$3,756,039	50%

The cost of service revenues increase corresponds to the overall increase in revenue and an increase in personnel that were not fully utilized.  Cost of goods sold varies with changes in product sales, product mix, and inventory adjustments.  Product sales within our Operations Segment, which have a narrow margin, were lower in 2018 compared to 2017, thus cost of goods sold relative to sales was down.  During the three months ended September 30, 2018, however, we wrote off unsold Marketing Segment inventory related to specific festivals and events.  See Segment discussions below for further details.

Selling, general and administrative expense increased in 2018 primarily due to increases for (a) additional personnel added to our corporate and segment teams, (b) premiums for liability, and directors and officers insurance; and (c) marketing and promotion.

Share-based expense included the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Employee Awards	$931,706	$839,322	$2,341,933	$2,969,811
Consulting Awards	–	–	163,965	25,440
Feinsod Agreement	357,702	–	1,747,002	–
	$1,289,408	$839,322	$4,252,900	$2,995,251

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

Depreciation and amortization decreased for the three months ended September 30, 2018 compared to 2017 due to the amortization of the Chiefton intangible being fully amortized as of August 2017.  Depreciation and amortization expense increased for the nine months ended September 30, 2018 compared to 2017 due to the amortization of MHPS intangibles and depreciation expense for several building improvements completed in the first quarter of 2018.

Other Expense

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Amortization of debt discount	$1,557,760	$193,820	$3,014,938	$750,466
Interest expense	119,097	81,563	214,332	240,380
Loss from Desert Created investment	62,164	–	182,136	–
Impairment of Desert Created investment	18,319	–	823,819	–
	$1,757,340	$275,383	$4,235,225	$990,846

Amortization of debt discount was higher in 2018 compared to 2017, because outstanding debt as of December 31, 2017, was paid off and the remaining debt discount was expensed, coupled with the amortization of the debt discount for our 8.5% Notes issued in April 2018.  Interest expense varied in 2018 due to the payoff of the 12% Notes in January 2018, the payoff of the Infinity Note in February 2018, and the issuance of the 8.5% Notes in April 2018. The loss on investment in Desert Created is our 50% share of the net loss of Desert Created during the quarters ended March 31, 2018, June 30, 2018 and September 30, 2018. The impairment of Desert Created occurred primarily because the agreement was priced in November 2017, however, the transaction did not close until January 2018. In the interim, our stock price increased substantially, thus the consideration we paid, in equity instruments, was higher than the fair value of the investment received. In October 2018, we sold our 50% interest to DNFC for cash consideration of $23,045 and, accordingly, impaired the remaining balance.

Security and Cash Transportation Services

	Three months ended September 30,			Percent
	2018	2017	Change	Change
Revenues	$689,930	$533,065	$156,865	29%
Costs and expenses	(724,558)	(647,915)	(76,643)	12%
	$(34,628)	$(114,850)	$80,222	(70)%

	Nine months ended September 30,			Percent
	2018	2017	Change	Change
Revenues	$1,856,188	$1,322,509	$533,679	40%
Costs and expenses	(2,228,504)	(1,615,694)	(612,810)	38%
	$(372,316)	$(293,185)	$(79,131)	27%

Revenues increased in 2018 primarily from (a) signing customers at a higher revenue rate per hour; (b) a general increase in guard rates in the third quarter of 2018 and the fourth quarter of 2017; (c) beginning services to California clients in April 2018; and (d) the acquisition of MHPS in August 2017.  Costs and expenses typically vary with changes in revenue, however, the increase in 2018 compared to 2017 was due to higher salaries, bad debt expense, liability insurance prices, and our expansion into California.  In addition to the above there was an increase in legal fees due to litigation, which was resolved in our favor in March 2018.

Marketing Consulting and Apparel

	Three months ended September 30,			Percent
	2018	2017	Change	Change
Revenues	$45,054	$49,394	$(4,340)	(9)%
Costs and expenses	(190,636)	(100,464)	(90,172)	90%
	$(145,582)	$(51,070)	$(94,512)	185%

	Nine months ended September 30,			Percent
	2018	2017	Change	Change
Revenues	$227,518	$163,216	$64,302	39%
Costs and expenses	(572,189)	(381,439)	(190,750)	50%
	$(344,671)	$(218,223)	$(126,448)	58%

The decrease in revenues for the three months ended September 30, 2018 compared to 2017 is due to apparel sales at festivals not meeting expectations and fewer design projects.  The increase in revenues for the nine months ended September 30, 2018 compared to 2017 was primarily attributable to 2018 first and second quarter sales to a national retailer and apparel sales at festivals and other events; whereas 2017 revenues were supported by higher design projects.  Costs and expenses vary with changes in product sales, product mix, and inventory adjustments.  Revenue derived from services has a higher margin then revenues derived from product sales.  In 2018, a large percentage of revenues came from product sales, increasing the costs related to these sales.  Additionally, during the third quarter of 2018 we wrote off unsold inventory related to specific festivals and events.

Operations Consulting and Products

	Three months ended September 30,			Percent
	2018	2017	Change	Change
Revenues	$345,205	$364,630	$(19,425)	(5)%
Costs and expenses	(358,556)	(402,856)	44,300	(11)%
	$(13,351)	$(38,226)	$24,875	(65)%

	Nine months ended September 30,			Percent
	2018	2017	Change	Change
Revenues	$1,053,506	$947,725	$105,781	11%
Costs and expenses	(1,238,299)	(1,018,655)	(219,644)	22%
	$(184,793)	$(70,930)	$(113,863)	161%

Increased revenues in 2018 primarily related to (a) a contract to manage a large grow facility that began in August 2017, compared to two smaller management contracts that expired in July 2017; (b) revenue from license application consulting; offset by (c) lower product sales.  Costs and expenses increased in 2018 primarily due to hiring new consultants to meet current and future demand for services, offset by lower cost of goods sold.

Finance and Real Estate

	Three months ended September 30,			Percent
	2018	2017	Change	Change
Revenues	$16,858	$32,902	$(16,044)	(49)%
Costs and expenses	–	(9,339)	9,339	(100)%
Investment in Desert Created	(80,483)	–	(80,483)	100%
	$(63,625)	$23,563	$(87,188)	(370)%

	Nine months ended September 30,			Percent
	2018	2017	Change	Change
Revenues	$16,858	$99,251	$(82,393)	(83)%
Costs and expenses	–	(37,113)	37,113	(100)%
Investment in Desert Created	(1,005,955)	–	(1,005,955)	100%
	$(989,097)	$62,138	$(1,051,235)	(1,692)%

The decrease in revenues was due to the Pueblo rental property being sold in December 2017, which was offset by interest income received for the Dope Media Note that was collected in the third quarter 2018.  The investment in Desert Created includes an $823,819 impairment charge and our share of their net loss.

Liquidity and Capital Resources

We had cash of $9,841,647 and $5,036,787, respectively, as of September 30, 2018 and December 31, 2017.  Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(4,081,846)	$(2,124,013)
Net cash used in investing activities	(232,710)	(171,425)
Net cash provided by financing activities	$9,119,416	$1,774,181

Net cash used in operating activities increased in 2018 by $1,957,833 compared to 2017, primarily due to a larger operating loss.  We have added personnel to our Operations Segment and Marketing Segment in advance of growth opportunities, along with our Security Segment’s expansion into California.  We also continued to add personnel to our corporate infrastructure and expanded our corporate marketing efforts.  Where possible, we continue to use non-cash equity-based instruments to obtain consulting services and compensate employees.

Net cash used in investing activities relates primarily to purchasing fixed assets, including building improvements in 2018.  In the second quarter of 2017, we purchased GC Finance Arizona LLC for $106,000.

Net cash provided by financing activities in 2018 related to (a) exercise of warrants and options – $4,610,792; (b) issuing our 8.5% Notes – $7,500,000; and (c) paying off our 12% Notes and the Infinity Note– $2,991,376.  Net cash provided in 2017 related primarily to the exercise of warrants and options.

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

We believe that the disclosure of Adjusted EBITDA per share provides investors with a better comparison of our period-to-period operating results. We exclude the effects of certain items when we evaluate key measures of our performance internally and in assessing the impact of known trends and uncertainties on our business. We also believe that excluding the effects of these items provides a more comparable view of the underlying dynamics of our operations.  We believe such information provides additional meaningful methods of evaluating certain aspects of our operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis.  This supplemental financial information should be considered in addition to, not in lieu of, our condensed consolidated financial statements.

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(4,214,202)	$(1,743,047)	$(12,349,886)	$(5,970,837)
Adjustments:
Share-based expense	1,289,408	839,322	4,252,900	2,995,251
Depreciation and amortization	38,732	39,885	109,265	88,788
Impairment of investment	18,319	–	823,819	–
Amortization of debt discount	1,557,760	193,820	3,014,938	750,466
Interest expense	119,097	81,563	214,332	240,380
Loss on investment in Desert Created	62,164	–	182,136	–
Total adjustments	3,085,480	1,154,590	8,597,390	4,074,885
Adjusted EBITDA	$(1,128,722)	$(588,457)	$(3,752,496)	$(1,895,952)

Per share:
Net loss – Basic and Diluted	$(0.12)	$(0.08)	$(0.35)	$(0.30)
Adjusted EBITDA – Basic and Diluted	(0.03)	(0.03)	(0.11)	(0.11)

Weighted-average shares outstanding:
Net loss – Basic and Diluted	36,013,107	20,654,502	34,921,388	19,883,329
Adjusted EBITDA – Basic and Diluted	35,316,192	17,128,778	34,292,475	17,175,653

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting was not effective as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

We made the following changes to our internal control over financial reporting during the nine months ended September 30, 2018:

•

Implemented comprehensive manual controls over the review and approval of significant transactions, including revenues and expenses.  We have not, however, concluded on the efficacy of these controls.

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

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Form 10-Q, including our consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face, but include the most significant factors currently known by us that make investing in our common stock speculative or risky. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

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

We generated net losses of $8.2 million and $10.2 million, respectively, in the years ended December 31, 2017 and 2016. As of September 30, 2018, we had an accumulated deficit of $47 million. We will need to generate and sustain increased revenues in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase any such level of profitability.

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

Cannabis remains illegal under federal law, and therefore, strict enforcement of the federal laws regarding cannabis could render our current and planned future operations unprofitable or even prohibit such operations.

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

Currently, 30 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow the use of medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington have approved ballot measures, and the state legislature of Vermont has approved legislation, to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level. Because cannabis is a Schedule I controlled substance, however, the development of a legal cannabis industry under the laws of these states is in conflict with the CSA, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.  We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA (see “Business—Government and Industry Regulation—The Cole Memo” in our December 31, 2017, Annual Report on Form 10-K). In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act obligations (see “Business—Government and Industry Regulation—FinCEN” in our December 31, 2017, Annual Report on Form 10-K).

Congress previously enacted an omnibus spending bill that included a provision (the “Rohrabacher-Blumenauer Amendment”) prohibiting the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. This provision, however, expired on September 30, 2018, and must be renewed by Congress.  In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Blumenauer Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

These developments previously were met with a certain amount of optimism in the cannabis industry, but (i) neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted, (ii) the Rohrabacher-Blumenauer Amendment, being an amendment to an appropriations bill that must be renewed annually, has not currently been renewed beyond September 30, 2018, and (iii) the ruling in United States v. McIntosh is only applicable precedent in the Ninth Circuit, which does not include Colorado, the state where we currently primarily operate.

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

It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strictly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. We may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change.  As of the date of this Report, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. As a result, strict enforcement of federal prohibitions regarding cannabis could subject the Company to criminal prosecution.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. Prior to the DOJ's rescission of the “Cole Memo”, supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It is unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities.

Additionally, as we are always assessing potential strategic acquisitions of new businesses, we may in the future also pursue opportunities that include growing and/or distributing medical or recreational cannabis, should we determine that such activities are in the best interest of the Company and our stockholders. Any such pursuit would involve additional risks with respect to the regulation of cannabis, particularly if the federal government determines to strictly enforce all federal laws applicable to cannabis.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where we operate our business will not choose to strictly enforce the federal laws governing cannabis production or distribution. Any change in the federal government's enforcement posture with respect to state-licensed cultivation of medical-use cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government's enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

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

Our ability to grow our business depends on state laws pertaining to the cannabis industry.

Continued development of the cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the cannabis industry is not assured and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the manufacture and use of cannabis, numerous factors impact the legislative process. For example, many states that voted to legalize medical and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. In addition, burdensome regulation at the state level could slow or stop further development of the medical-use cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth of the cannabis industry and making it difficult for cannabis businesses, including our tenants, to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of cannabis, which could harm our results of operations, business and prospects.

Applicable state laws may prevent us from maximizing our potential income.

Depending on the laws of each particular state, we may not be able to fully realize our potential to generate profit. For example, some states have residency requirements for those directly involved in the cannabis industry, which may impede our ability to contract with cannabis businesses in those states. Furthermore, cities and counties are being given broad discretion to ban certain cannabis activities. Even if these activities are legal under state law, specific cities and counties may ban them.

Assets used in conjunction with cannabis businesses may be forfeited to the federal government.

Any assets used in conjunction with the violation of federal law are potentially subject to federal forfeiture, even in states where cannabis is legal. In July 2017, the U.S. Department of Justice issued a new policy directive regarding asset forfeiture, referred to as the "equitable sharing program." Under this new policy directive, federal authorities may adopt state and local forfeiture cases and prosecute them at the federal level, allowing for state and local agencies to keep up to 80% of any forfeiture revenue. This policy directive represents a reversal of the U.S. Department of Justice's policy under the Obama administration, and allows for forfeitures to proceed that are not in accord with the limitations imposed by state-specific forfeiture laws. This new policy directive may lead to increased use of asset forfeitures by local, state and federal enforcement agencies. If the federal government decides to initiate forfeiture proceedings against cannabis businesses, our investment in those businesses may be lost.

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

We and our existing and potential customers, clients and tenants have difficulty accessing the service of banks, which may make it difficult for them to operate.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by the FinCen, a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Prior to the DOJ’s announcement in January 2018 of the rescission of the “Cole Memo” and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It is unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.

Because the use, sale and distribution of cannabis remains illegal under federal law, many banks will not accept deposits from or provide other bank services to businesses involved with cannabis. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships, which may increase over time. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.  Furthermore, the inability to open bank accounts may make it difficult for our existing and potential customers, clients and tenants to operate and may make it difficult for them to contract with us.

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

Our future success depends largely upon the experience, skill, and contacts of our key personnel, officers and directors, and the loss of the services of these key personnel, officers or directors, particularly our chief executive officer and chairman of our board of directors, may have a material adverse effect upon our business. Additionally, our revenues are largely driven by several employees with particular expertise in cannabis-related security, marketing and operations. If one of these key employees were to leave, it would negatively impact our short and long-term results from operations. Shortages in qualified personnel could also limit our ability to successfully implement our growth plan. As we grow, we will need to attract and retain highly skilled experts in the cannabis industry, as well as managerial, sales and marketing, security and finance personnel. There can be no assurance, however, that we will be able to attract and retain such personnel.

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

Due to our involvement in the cannabis industry, we may have difficulty obtaining various insurance policies that are desired to operate our business, which may expose us to additional risks and financial liabilities.

Insurance that is otherwise readily available, such as workers’ compensation, general liability, and directors’ and officers’ insurance, is more difficult for us to find and more expensive, because of our involvement in the cannabis industry. There are no guarantees that we will be able to find such insurance in the future, or that the cost will be affordable to us. If we are forced to go without such insurance, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

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

We assess our intangible assets, and our other long-lived assets as and when required by GAAP to determine whether they are impaired. If they are impaired, we would record appropriate impairment charges. It is possible that we may be required to record significant impairment charges in the future and, if we do so, our results of operations could be materially adversely affected.

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

The market price of our common stock has been, and may in the future be volatile. Between January 1, 2015, and September 30, 2018, the closing price of our stock has ranged from a low of $0.37 per share to a high of $11.19 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

•

major catastrophic events;

•

sales of large blocks of our stock; or

•

changes in senior management or key personnel.

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

We do not currently anticipate paying dividends in the foreseeable future. The payment of dividends on our common stock will depend on our earnings and financial condition, as well as on other business and economic factors affecting our business, as our board of directors may consider relevant. Our current intention in the foreseeable future is to apply net earnings, if any, to increasing our capital base and our development and marketing efforts. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our common stock and, in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases compared to the price at which you purchased our common stock, which may never occur.

Were our common stock to be considered penny stock, and therefore become subject to the penny stock rules, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock.

Broker-dealers are generally prohibited from effecting transactions in “penny stocks” unless they comply with the requirements of Section 15(h) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules promulgated thereunder. These rules apply to the stock of companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share or who do not meet certain other financial requirements specified by the Securities and Exchange Commission (the “SEC”). Trades in our common stock are subject to these rules, which include Rule 15g-9 under the Exchange Act, which imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special written determination that the penny stock is a suitable investment for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale.

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

Our securities have in the past constituted “penny stock” within the meaning of the rules. Were our common stock to again be considered penny stock, and therefore become subject to the penny stock rules, the additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

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

Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. As of September 30, 2018, management concluded that our disclosure controls and procedures, and our internal control over financial reporting were not effective.  Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls, and management considers such deficiencies to be material weaknesses. As of the September 30, 2018, management had identified the following material weaknesses:

•

we have not implemented comprehensive entity-level controls;

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits
10.1 †*	Separation Letter and Release, between the Company and Shelly Whitson
10.2 †*	Amended and Restated 2014 Equity Incentive Plan
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Quarterly Report on Form 10-Q of General Cannabis Corp for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

(*)   Filed herewith.

(†)   Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORP

Date: November 8, 2018	/s/ Robert Frichtel
Robert Frichtel, Chief Executive Officer Principal Executive Officer

/s/ Brian Andrews
Brian Andrews, Chief Financial Officer Principal Financial and Accounting Officer