Form 10-K
period 2018-12-31
GENERAL CANNABIS CORP
filed 2019-03-08
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐   No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2018, was $122,807,000.

As of February 28, 2019, the Registrant had 36,222,752 issued and outstanding shares of common stock.

Documents incorporated by reference: The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders (the “2019 Proxy Statement”). The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

•

Our ability to identify and successfully integrate acquisitions, and the ability of acquired businesses to perform as expected;

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

ITEM 1.   BUSINESS.

History and Corporate Structure

General Cannabis Corp, a Colorado corporation, was incorporated on June 3, 2013.  We operate through our four wholly-owned subsidiaries: (a) 6565 E. Evans Owner LLC, a Colorado limited liability company formed in 2014; (b) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; (c) GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015; and (d) GC Corp., a Colorado corporation, originally formed in 2013 under ACS Corp.  In 2015, the name was changed to GC Corp.

Our Products, Services and Customers

Through our reporting segments (Security, Operations, Consumer Goods, and Investments), we provide products, services and capital to the regulated cannabis industry and non-cannabis customers, which include the following:

Security and Cash Transportation Services (“Security Segment”)

We provide advanced security, including on-site professionals and cash transport, to licensed cannabis cultivators, cannabis processing facilities and retail shops, under the business name Iron Protection Group (“IPG”) in California and Colorado, and security services to non-cannabis customers in Colorado, such as hotels, apartment buildings and retail, under the business name Mile High Protection Services (“MHPS”), which we acquired in August 2017.

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.  During 2018, 60% of NBC’s revenue was with one customer.

NBC oversees our wholesale equipment and supply business, operated under the name “GC Supply,” which provides turnkey sourcing and stocking services to cultivation, retail and infused products manufacturing facilities. Our products include building materials, equipment, consumables and compliance packaging.  There are generally multiple suppliers for the products we sell; however, there are a limited number of manufacturers of certain high tech cultivation equipment.

Consumer Goods and Marketing Consulting (“Consumer Goods Segment”)

Our apparel business, Chiefton, has two primary revenue streams.  Chiefton Supply strives to create innovative, unique t-shirts, hats, hoodies and accessories. Our apparel is sold through our on-line shop, cannabis retailers, non-cannabis retailers, and specialty t-shirt and gift shops.  Chiefton Design provides design, branding and marketing strategy consulting services to the cannabis industry, which frequently includes sourcing and selling customer-specific apparel and accessories.

Capital Investments and Real Estate (“Investments Segment”)

As a publicly traded company, we have access to capital that may not be available to businesses operating in the cannabis industry.  Accordingly, we may provide debt or equity capital through (a) loans or revolving lines of credit, (b) leasing real estate we own, or (c) investing in businesses using cash or shares of our common stock.

Significant Transactions

On November 7, 2018, we invested $250,000 in Flowhub Holdings, LLC (“Flowhub”) through a simple agreement for future equity (the “Flowhub SAFE”). The Flowhub SAFE provides us with the right to either (a) future equity in Flowhub when it completes an equity financing, or (b) future equity in Flowhub or cash proceeds if there is a liquidity event. If there is an equity financing, Flowhub would issue to us (a) a number of standard preferred units equal to our investment divided by the price per share of the standard preferred units if the pre-money valuation is less than or equal to the valuation cap ($35 million); or (b) a number of safe preferred units equal to the purchase amount divided by the safe price, if the pre-money valuation is greater than the valuation cap. If there is a liquidity event, we will receive either (a) a cash payment equal to the purchase amount or (b) automatically receive a number of common units equal to the purchase amount divided by the liquidity price.

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

In January 2018, we entered into a limited liability company operating agreement with DNFC LLC (“DNFC”), pursuant to the formation of Desert Created Company LLC (“Desert Created”).  Each party owned a 50% interest in Desert Created, which took over the assets and operations of DB Products Arizona, LLC (“DB Arizona”).  Desert Created produces and distributes cannabis-infused edible products in Arizona.  In connection with the formation of Desert Created, we contributed 75,000 shares of our common stock and warrants to purchase 75,000 shares of our common stock, at an exercise price of $2.00 per share, to members of DNFC, for an initial investment of $979,000.  This pricing was agreed to in November 2017, however, the transaction did not close until January 2018.  In the interim, our stock price increased substantially, which resulted in an impairment of $805,500.  In October 2018, we sold our 50% interest to DNFC for cash consideration of $23,045.

During the year ended December 31, 2017, in a private placement we raised $4 million of equity by issuing four million shares of our common stock and four million warrants (“Fall 2017 Warrants”) to purchase shares of our common stock (together “Units”) for $1.00 per Unit.  The Fall 2017 Warrants had an exercise price of $0.50 per share and were exercisable for two years.  If our common stock closed above $5.00 for ten consecutive days, we could call the warrants, giving the warrant holders 10 days to exercise.  During the quarter ended March 31, 2018, we called the warrants, and all were exercised.  In consideration for the sale of the Units, we received $3,750,000 in cash and extinguished $250,000 of 12% Notes.

On December 29, 2017, we sold for $625,000 in cash a cultivation property in a suburb of Pueblo, Colorado, which consisted of approximately three acres of land, a 5,000 square foot steel building and a parking lot.  The sale resulted in a gain of $196,000.  We previously leased this property to a licensed medical cannabis grower.

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

Regulatory Compliance. The state and local laws regulating the cannabis industry change at a rapid pace.  We have resources committed to ensure our operations are in compliance with all state and local laws, policies, guidance and regulations to which we are subject.  We apply this compliance knowledge to our customers in order to ensure that they, too, are in full compliance.

Industry Knowledge. We continue to create, share and leverage information and experiences with the purpose of creating awareness and identifying opportunities to increase shareholder value. Our management team has business expertise, extensive knowledge of the cannabis industry and closely monitors changes in legislation. We work with partners who enhance the breadth of our industry knowledge.

Lending Capabilities. In February 2014, the Treasury Department issued guidelines for financial institutions dealing with cannabis-related businesses, (see “Business—Government and Industry Regulation—FinCEN”).  In January 2018, former U.S. Attorney General Jeff Sessions revoked the Obama-era guidelines that enabled states to self-regulate cannabis-related business.  Nevertheless, many banks and traditional financial institutions have continued to provide financial services to cannabis-related businesses.

Market Conditions

Our target markets are the locations in the U.S. and its territories that have legalized cannabis:

Location	Medical	Recreational	Year*
California**	X	X	1996 / 2016
Washington	X	X	1998 / 2012
Alaska	X	X	1998 / 2014
Oregon**	X	X	1998 / 2014
Maine	X	X	1999 / 2016
Hawaii**	X		2000
Colorado**	X	X	2000 / 2012
Nevada**	X	X	2000 / 2016
Montana	X		2004
Vermont	X	X	2004 / 2018
Rhode Island	X		2006
New Mexico	X		2007
Michigan	X	X	2008 / 2018
District of Columbia	X	X	2009 / 2014
Arizona**	X		2010
New Jersey**	X		2010
Delaware	X		2011
Connecticut	X		2012
Massachusetts	X	X	2012 / 2016
Illinois**	X		2013
New Hampshire	X		2013
Guam	X		2014
Maryland**	X		2014
Minnesota	X		2014
New York**	X		2014
Louisiana	X		2015
Puerto Rico	X		2015
Arkansas**	X		2016
Florida	X		2016
North Dakota	X		2016
Ohio**	X		2016
Pennsylvania**	X		2016
West Virginia	X		2017
Missouri	X		2018
Northern Mariana Islands	X	X	2018
Oklahoma**	X		2018
Utah	X		2018

*     When two dates are listed the first date refers to medical legalization.

**   Indicates locations in which we provide or have provided services.

We estimate total forecasted cannabis sales in the United States to be as follows (in millions):

2018	$9,314
2019	12,590
2020	19,243
2021	26,250
2022	33,354

Our best opportunities are in locations with large populations or legal recreational cannabis use.  Continued development of the regulated cannabis industry depends on additional legalization, which is significantly influenced by state and local legislation.

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

Security and Cash Transportation Services. IPG faces competition from national security and cash transportation firms, as well as local agencies that provide general or cannabis-specific security services. We endeavor to establish a competitive advantage through our hiring practices, training and supervision to ensure we provide qualified, reliable service. The market for these services, however, is driven primarily by pricing and our competitors may offer lower prices for similar services.

Consumer Goods and Marketing Consulting. Our apparel line competes with local and national cannabis-oriented clothing sellers, as well as non-cannabis-related clothing. Our marketing services compete with local and national marketing agencies, which may or may not have a focus in the cannabis industry.

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

Capital Investments and Real Estate. Many banks and traditional financial institutions refuse to provide financial services to cannabis-related business. With the growth of the cannabis industry, however, there has been growth in alternative financing and banking resources. Many of these alternative sources have more capital and resources than we have.

Government and Industry Regulation

Cannabis is currently a Schedule I controlled substance under the Controlled Substances Act (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession and/or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) describes Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in Colorado with respect to state-regulated cannabis activities in Colorado and other states, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

In light of the conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations (see “– FinCEN”).

Congress previously enacted an omnibus spending bill that included a provision (the “Rohrabacher-Blumenauer Amendment”) prohibiting the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. This provision, however, has only been extended to February 15, 2019, and must be renewed annually by Congress.  In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Blumenauer Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

These developments previously were met with a certain amount of optimism in the cannabis industry, but (i) neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted, (ii) the Rohrabacher-Blumenauer Amendment, being an amendment to an appropriations bill that must be renewed annually, has not currently been renewed beyond February 15, 2019, and (iii) the ruling in United States v. McIntosh is only applicable precedent in the Ninth Circuit, which does not include Colorado, the state where we currently primarily operate.

Furthermore, on January 4, 2018, the former U.S. Attorney General, Jeff Sessions, issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) stating that the Cole Memo was rescinded effectively immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

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

It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. We do not currently cultivate, distribute or sell cannabis. We may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change. As of the date of this Report, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. Accordingly, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture .

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

Licensing and Local Regulations

Where applicable, we apply for state licenses or similar approvals that are necessary to conduct our business in compliance with local laws. Our subsidiary, GC Corp., has been registered with Colorado’s Marijuana Enforcement Division (the “MED”) as an approved vendor since September 8, 2014. GCS, another subsidiary, has been registered as a MED approved vendor since March 11, 2015.

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

Employees

As of December 31, 2018, we had 82 full-time employees.

Corporate Contact Information

Our principal executive offices are located at 6565 E. Evans Avenue, Denver, Colorado 80224; Telephone No.: (303) 759-1300. Our website is http://www.generalcann.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Available Information

We maintain a website at www.generalcann.com and make available, free of charge, on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including any amendments thereto), registration statements and other information filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, as well as our Code of Ethics. Any materials we file with the SEC, including our annual reports, quarterly reports, current reports, proxy statements, information statements and other information, are also available at the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

We generated net losses of  approximately $17 million and $8.2 million, respectively, in the years ended December 31, 2018 and 2017. As of December 31, 2018, we had an accumulated deficit of approximately $52 million. We will need to generate and sustain increased revenues in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase any such level of profitability.

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

Currently, numerous U.S. states, the District of Columbia and U.S. territories have legalized cannabis for medical and / or recreational adult use.  Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level. Because cannabis is a Schedule I controlled substance, however, the development of a legal cannabis industry under the laws of these states is in conflict with the CSA, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.  We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA (see “Business—Government and Industry Regulation—The Cole Memo”). In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act obligations (see “Business—Government and Industry Regulation—FinCEN”).

Congress previously enacted an omnibus spending bill that included a provision (the “Rohrabacher-Blumenauer Amendment”) prohibiting the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. This provision, however, has only been extended to February 15, 2019, and must be renewed annually by Congress.  In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Blumenauer Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

These developments previously were met with a certain amount of optimism in the cannabis industry, but (i) neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted, (ii) the Rohrabacher-Blumenauer Amendment, being an amendment to an appropriations bill that must be renewed annually, has not currently been renewed beyond February 15, 2019, and (iii) the ruling in United States v. McIntosh is only applicable precedent in the Ninth Circuit, which does not include Colorado, the state where we currently primarily operate.

Furthermore, on January 4, 2018, former U.S. Attorney General, Jeff Sessions, issued a memorandum for all U.S. Attorneys (the “Sessions Memo”) stating that the Cole Memo was rescinded effectively immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

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

Our business plan involves lending to and investing in companies in the cannabis industry, as well as the general expansion of our business within and outside of Colorado. In order to execute on our business plan, we will need additional capital. However, there can be no assurance that we will be able to obtain financing on agreeable terms, if at all, and any future sale of our equity securities will dilute the ownership of our existing stockholders and could be at prices substantially below the price of the shares of common stock sold in the past. If we are unable to obtain the necessary capital, we may need to delay the implementation of or curtail our business plan.

We face risks associated with strategic acquisitions.

As an important part of our business strategy, we strategically acquire businesses and real property, some of which may be material. These acquisitions involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our results of operations:

•

The applicable restrictions on the cannabis industry and its participants limit the number of available suitable businesses and real properties that we can acquire;

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

Our future success depends largely upon the experience, skill, and contacts of our key personnel, officers and directors, and the loss of the services of these key personnel, officers or directors, particularly our chief executive officer and chairman of our board of directors, may have a material adverse effect upon our business. Additionally, our revenues are largely driven by several employees with particular expertise in cannabis-related security, apparel and operations. If one of these key employees were to leave, it would negatively impact our short and long-term results from operations. Shortages in qualified personnel could also limit our ability to successfully implement our growth plan. As we grow, we will need to attract and retain highly skilled experts in the cannabis industry, as well as managerial, sales and marketing, security and finance personnel. There can be no assurance, however, that we will be able to attract and retain such personnel.

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

The market price of our common stock has been, and may in the future, be volatile. Between January 1, 2015, and December 31, 2018, the closing price of our stock has ranged from a low of $0.37 per share to a high of $10.35 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

Trading and listing of securities of cannabis related businesses, including our common stock, may be subject to restrictions.

In the United States, many clearing houses for major broker-dealer firms, including Pershing LLC, the largest clearing, custody and settlement firm in the United States, have refused to handle securities or settle transactions of companies engaged in cannabis related business. This means that certain broker-dealers cannot accept for deposit or settle transactions in the securities of cannabis related businesses.  Further, stock exchanges in the United States, including Nasdaq and the New York Stock Exchange, have historically refused to list certain cannabis related businesses, including cannabis retailers, that operate primarily in the United States.  Our existing operations, and any future operations or investments, may become the subject of heightened scrutiny by clearing houses and stock exchanges, in addition to regulators and other authorities in the United States.  Any existing or future restrictions imposed by Pershing LLC, or any other applicable clearing house, stock exchange or other authority, on trading in our common stock could  have a material adverse effect on the liquidity of our common stock.

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

Under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. The report must include management’s and auditors’ assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

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

A 16,056 square foot building that we currently use as our corporate headquarters.  This property was collateral for the 12% Notes and Infinity Note, which were paid off in January and February 2018, respectively.

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

The following table sets forth the high and low sales prices as reported on the OTCQB and OTCQX, when available.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter ended	High	Low
December 31, 2018	$3.99	$1.46
September 30, 2018	4.51	2.15
June 30, 2018	5.75	2.00
March 31, 2018	11.19	2.03
December 31, 2017	6.48	1.10
September 30, 2017	2.12	1.30
June 30, 2017	2.44	1.12
March 31, 2017	3.38	1.89

Holders

As of February 28, 2019, we had approximately 62 holders of record of our common stock.  A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.  In addition, our Articles of Incorporation authorize the Board to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to stockholders, generally, and will have the effect of limiting stockholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2018:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	9,173,380	(1)	$ 1.68	13,147,214
Equity compensation plans not approved by security holders	950,000	(2)	$ 2.19	–
Total	10,123,380		$ 1.73	13,147,214

(1)

On October 29, 2014, the Board authorized the adoption of and, on June 26, 2015, our stockholders ratified, our 2014 Equity Incentive Plan for the issuance of 10 million shares of our common stock and, in April 2018, stockholders approved an increase of 5 million shares of common stock that may be granted (the “Incentive Plan”).  The Incentive Plan provides for the issuance of up to 15 million shares of our common stock, and is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning our long term interests with participants. Forfeited or expired issuances are returned to the shares that may be issued under the plan.  As of December 31, 2018, 1,852,786 stock options issued under the Incentive Plan have been exercised.

(2)

The equity compensation plans not approved by security holders include 900,000 options to purchase shares of our common stock granted to Mr. Feinsod, our Executive Chairman of our Board of Directors, on December 8, 2017, and 50,000 warrants to purchase shares of our common stock granted to non-employees for services.

Recent Sales of Unregistered Securities

On October 30, 2018, we issued 3,933 shares of our common stock, at a closing price of $2.67 per share for total consideration of $10,500, for a three month option to enter into a lease of 3,200 square feet of retail space in Greenvale, NY.

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

Overview

Through our reporting segments (Security, Operations, Consumer Goods, and Investments), we provide products, services and capital to the regulated cannabis industry and non-cannabis customers.

Developments in 2018

Security – Our security business, IPG, completed several initiatives in 2018: (a) expansion into the California market, (b) continued customer growth in Colorado, (c) adjusted bill rates to sustainable, profitable levels, and (d) implemented new hiring and retention programs to better manage personnel costs.

Operations – Our operations consulting business, NBC, accomplished several goals in 2018: (a) completed several successful license applications, which led to additional implementation consulting projects, (b) in December 2018 we proposed additional services to our largest customer, (c) expanded equipment sales, and (d) developed an on-line platform for additional product and equipment sales.

Consumer Goods – Our apparel and marketing consulting business, Chiefton, continued to evaluate market strategies in 2018, including: (a) evaluating the proper allocation of resources between Chiefton-branded clothing and customer-branded apparel, (b) assessing the benefit of launching a hemp clothing line versus using traditional materials, and (c) driving on-line sales.

Investments – Our Investments Segment expanded significantly in 2018: (a) a $250,000 investment in a point-of-sale system company, Flowhub, (b) multiple loans to companies in the cannabis industry, and (c) developing a strategy for even more debt and equity investments going into 2019.

Corporate – We continued to invest in our infrastructure in order to better serve our current customers and position ourselves for expansion through organic growth and acquisition.  In 2018, we added (a) a chief operating officer with extensive experience in the cannabis industry, (b) general counsel, and (c) a vice president of marketing.  We also successfully implemented new enterprise resource planning (“ERP”) software, which will integrate information flow throughout our organization.

2019 Outlook

We operate in a rapidly evolving and highly regulated industry.  We have been and will continue to be aggressive in executing acquisitions and other opportunities that we believe will benefit us in the long term.  We plan to leverage our breadth of services and resources to deliver a comprehensive, integrated solution to companies in the cannabis industry – from operational and compliance consulting to security and marketing to financing needs.

Our growth strategy for 2019 is as follows:

Security – Includes (a) continued expansion in California, (b) video surveillance, (c) guard training, and (d) implementing compliant security services for companies who recently obtained licenses.  We are also considering growth through acquisition, as well as expansion into new markets.

Operations – Includes (a) expanding our wholesale equipment and supply business to companies beyond our consulting clients via an online sales portal; (b) selling standard operating procedures through an online sales portal; and (c) pursuing opportunities to own and operate our own cannabis grow facility and dispensaries.  We also continue to assess acquisition targets that are complementary or expansive to our consulting business.

Consumer Goods – Includes pursuing relationships with non-cannabis national and regional apparel retailers and distributors, as well as expanding our product line nationwide within the cannabis industry.  We are also actively identifying and evaluating acquisition targets within the apparel and consumer goods space.  We are opening a CBD retail store in Long Island, NY, offering a curated collection of high quality CBD products for athletes and general wellness.  Our future plans include, where allowed, expanding the retail concept nationwide, mail order sales, and partnering with other retailers.

Investments – Includes (a) expanding our portfolio of loans, (b) potentially launching a loan origination and servicing business, and (c) investing in high-growth potential companies within the cannabis industry.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  Our cash of approximately $8.0 million is not sufficient to absorb our operating losses and retire our debt of $6,849,000.  The warrants associated with this debt, if exercised, would provide sufficient funds to retire the debt; however, there is no guarantee that these warrants will be exercised.  Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful obtaining additional capital and (b) actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern.  While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect.  Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of Operations

The following tables set forth, for the periods indicated, statements of income data.  The tables and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto appearing in Item 8 in this Report.

Consolidated Results

	Year ended December 31,			Percent
	2018	2017	Change	Change
Revenues	$4,618,712	$3,522,075	$1,096,637	31%
Costs and expenses	(16,025,714)	(10,569,249)	(5,456,465)	52%
Other expense	(5,566,756)	(1,173,677)	(4,393,079)	374%
Net loss	$(16,973,758)	$(8,220,851)	$(8,752,907)	106%

Revenues

Revenue increased for our Security, Operations and Marketing Segments, offset by a decrease in revenues in our Investments Segment.  See Segment discussions below for further details.

Costs and expenses

	Year ended December 31,			Percent
	2018	2017	Change	Change
Cost of service revenues	$3,148,364	$2,405,076	$743,288	31%
Cost of goods sold	590,590	380,632	209,958	55%
Selling, general and administrative	4,617,634	2,842,543	1,775,091	62%
Share-based compensation	5,995,007	3,880,827	2,114,180	54%
Professional fees	1,524,615	712,589	812,026	114%
Depreciation and amortization	149,504	125,911	23,593	19%
Impairment of assets	–	221,671	(221,671)	(100)%
	$16,025,714	$10,569,249	$5,456,465	52%

Cost of service revenues typically fluctuates with the changes in revenue for our Operations and Security Segments, while these costs are relatively fixed for our Consumer Goods Segment.  Cost of goods sold varies with changes in product sales, including an increase in products sold by our Operations Segment, which have smaller margins than apparel sold by our Marketing Segment. See Segment discussions below for further details.

Selling, general and administrative expense increased in 2018 primarily due to increases for (a) marketing and promotion; (b) premiums for liability, and directors and officers insurance; and (c) additional personnel added to our corporate and segment teams.

Share-based compensation included the following:

	Year ended December 31,			Percent
	2018	2017	Change	Change
Employee awards	$3,626,271	$3,742,294	$(116,023)	(3)%
Consulting awards	306,466	34,399	272,067	791%
Feinsod Agreement	2,062,270	104,134	1,958,136	1,880%
	$5,995,007	$3,880,827	$2,114,180	54%

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

Professional fees consist primarily of accounting and legal expenses, and increased in 2018 due to filing of registration statements, and an increase in legal fees associated with contracts and general public company matters.  The increase was also due to Sarbanes-Oxley (“SOX”) implementation that started in the first quarter and our Enterprise Resource Planning (“ERP”) system implementation that began in the second quarter.

Depreciation and amortization expense increased due to the amortization of MHPS intangibles and depreciation expense for several building improvements completed in the first quarter of 2018.

Impairment expense in 2017 consists of the write off of our notes receivable with DB Arizona.

Other Expense

	Year ended December 31,			Percent
	2018	2017	Change	Change
Amortization of debt discount	$4,234,823	$1,056,550	$3,178,273	301%
Interest expense	325,978	313,130	12,848	4%
Loss from Desert Created Investment	182,136	–	182,136	100%
Impairment of Desert Created Investment	823,819	–	823,819	100%
Gain on sale of Pueblo property	–	(196,003)	196,003	(100)%
	$5,566,756	$1,173,677	$4,393,079	374%

Amortization of debt discount was higher in 2018 compared to 2017, because outstanding debt as of December 31, 2017, was paid off and the remaining debt discount was expensed in 2018, coupled with the amortization of the debt discount for our 8.5% Notes issued in April 2018.  Interest expense varied in 2018 due to the payoff of the 12% Notes in January 2018, the payoff of the Infinity Note in February 2018, and the issuance of the 8.5% Notes in April 2018. The loss on investment in Desert Created is our 50% share of the net loss of Desert Created during the three quarters September 30, 2018.  The impairment of Desert Created occurred primarily because the agreement was priced in November 2017, however, the transaction did not close until January 2018.  In the interim, our stock price increased substantially, thus the consideration we paid, in equity instruments, was higher than the fair value of the investment received.  In October 2018, we sold our 50% interest to DNFC for cash consideration of $23,045 and, accordingly, impaired the remaining balance.

Security and Cash Transportation Services

	Year ended December 31,			Percent
	2018	2017	Change	Change
Revenues	$2,602,365	$1,884,618	$717,747	38%
Costs and expenses	(3,027,510)	(2,320,042)	(707,468)	30%
	$(425,145)	$(435,424)	$10,279	(2)%

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

Operations Consulting and Products

	Year ended December 31,			Percent
	2018	2017	Change	Change
Revenues	$1,718,507	$1,265,072	$453,435	36%
Costs and expenses	(1,932,598)	(1,453,436)	(479,162)	33%
	$(214,091)	$(188,364)	$(25,727)	14%

Increased revenues in 2018 primarily related to (a) a contract to manage a large grow facility that began in August 2017, compared to two smaller management contracts that expired in July 2017; (b) revenue from license application consulting; (c) increase in product sales in the fourth quarter.  Costs and expenses increased in 2018 primarily due to hiring new consultants to meet current and future demand for services, as well as the cost of product.

Consumer Goods and Marketing Consulting

	Year ended December 31,			Percent
	2018	2017	Change	Change
Revenues	$279,091	$239,605	$39,486	16%
Costs and expenses	(692,394)	(527,590)	(164,804)	31%
	$(413,303)	$(287,985)	$(125,318)	44%

The increase in revenues in 2018 was primarily attributable to 2018 first and second quarter sales to a national retailer and apparel sales at festivals and other events; whereas 2017 revenues were supported by design projects.  Costs and expenses vary with changes in product sales, product mix, and inventory adjustments.  Revenue derived from services has a higher margin than revenues derived from product sales.  In 2018, a larger percentage of revenues came from product sales, increasing the costs related to these sales.  Additionally, during the third quarter of 2018 we wrote off unsold inventory related to specific festivals and events.

Investments

	Year ended December 31,			Percent
	2018	2017	Change	Change
Revenues	$18,749	$132,780	$(114,031)	(86)%
Costs and expenses	–	(277,114)	277,114	(100)%
Investment in Desert Created	(1,005,955)	–	(1,005,955)	(513)%
Gain on sale of Pueblo property	–	196,003	(196,003)	100%
	$(987,206)	$51,669	$(1,038,875)	(2011)%

The decrease in revenues was due to the Pueblo rental property being sold in December 2017, which was offset by interest income received for the Dope Media Note, which was paid off in the third quarter 2018.  The investment in Desert Created includes an $823,819 impairment charge and our share of their net loss.

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

	Year ended December 31,
	2018	2017
Net loss	$(16,973,758)	$(8,220,851)
Adjustments:
Share-based expense	5,995,007	3,880,827
Depreciation and amortization	149,504	125,911
Impairment of investment (2018) and loans (2017)	823,819	221,671
Amortization of debt discount	4,234,823	1,056,550
Interest expense	325,978	313,130
Loss on investment of Desert Created	182,136	–
Gain on sale of Pueblo property	–	(196,003)
Total adjustments	11,711,267	5,402,086
Adjusted EBITDA	$(5,262,491)	$(2,818,765)

Per share – basic and diluted:
Net loss	$(0.49)	$(0.40)
Adjusted EBITDA	(0.15)	(0.16)

Weighted-average shares outstanding:
Net loss	34,938,978	20,472,946
Adjusted EBITDA	34,297,078	17,193,371

Liquidity

Sources of liquidity

Our sources of liquidity include cash generated from operations, the cash exercise of common stock options and warrants, debt,  and the issuance of common stock or other equity-based instruments. We anticipate our more significant uses of resources will include funding operations, developing infrastructure, renovating The Greenhouse, as well as potential loans, investments, and business and real property acquisitions.

In April 2018, we completed a $7,500,000 private placement pursuant to a promissory note (“8.5% Notes”) and warrant purchase agreement (the “8.5% Agreement”) with certain accredited investors, bearing interest at 8.5%, with principal due May 1, 2019, and interest payable quarterly.  The proceeds were made available for general working capital purposes and acquisitions.

Sources and uses of cash

We had cash of approximately $8.0 million and $5.0 million, respectively, as of and December 31, 2018 and 2017.  Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2018	2017
Net cash used in operating activities	$(5,726,207)	$(3,204,994)
Net cash provided by (used in) investing activities	(568,266)	393,634
Net cash provided by financing activities	9,214,855	7,074,352

Net cash used in operating activities increased in 2018 by $2,521,213 compared to 2017, primarily due to a larger operating loss.  We have added personnel to our Operations Segment and Consumer Goods Segment in advance of growth opportunities, along with our Security Segment’s expansion into California.  We also continued to add personnel to our corporate infrastructure and expanded our corporate marketing efforts.  Where possible, we continue to use non-cash equity-based instruments to obtain consulting services and compensate employees.

Net cash used in investing activities in 2018 relates primarily to purchasing fixed assets, including building improvements in 2018, and investing in the Flowhub SAFE.  In the 2017, we sold our Pueblo facility for approximately $580,000 in net proceeds, purchased GC Finance Arizona LLC for $106,000, and purchased fixed assets.

Net cash provided by financing activities in 2018 related to (a) exercise of warrants and options; (b) issuing our 8.5% Notes; and (c) paying off our 12% Notes and the Infinity Note.  Net cash provided in 2017 related primarily to (a) selling common stock and warrants; and (b) the exercise of warrants and options.

Capital Resources

We have no material commitments for capital expenditures as of December 31, 2018.  Part of our growth strategy, however, is to acquire businesses and real estate.  We also plan to continue the renovation of The Greenhouse in 2019.  We would fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

Debt with Equity-linked Features

We may issue debt that has separate warrants, conversion features, or no equity-linked attributes.

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

Revenue Recognition

We recognize revenue when the following criteria are met, which requires management’s judgment:

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

The payment terms for the goods or services have been identified – prices are typically fixed, and no price protections or variables are offered.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

General Cannabis Corp

Opinion on the consolidated financial statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of General Cannabis Corp (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established by COSO.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s cash balance of approximately $8.0 million is not sufficient to absorb the Company’s operating losses and retire their debt of $6,849,000 due May 1, 2019.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Assessment of Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the entity’s consolidated financial statements and an opinion on the entity’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Hall & Company

Irvine, California

March 8, 2019

We have served as the Company's auditor since 2014.

GENERAL CANNABIS CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$7,957,169	$5,036,787
Accounts receivable, net	415,581	446,219
Note receivable	50,000	–
Prepaid expenses and other current assets	440,890	672,636
Inventory	123,263	34,769
Total current assets	8,986,903	6,190,411

Property and equipment, net	1,463,075	1,293,761
Intangible assets, net	42,247	119,754
Investment	250,000	–
Total Assets	$10,742,225	$7,603,926

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$525,692	$997,794
Interest payable	–	123,446
Customer deposits	391,290	107,370
Accrued stock payable	–	321,860
Notes payable (net of discount)	5,273,906	1,177,333
Infinity Note – related party	–	1,370,126
Total current liabilities	6,190,888	4,097,929

Commitments and Contingencies	–	–

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and 2017	–	–
Common Stock, $0.001 par value; 100,000,000 shares authorized; 36,222,752 shares and 27,692,910 shares issued and outstanding on December 31, 2018 and 2017, respectively	36,223	27,693
Additional paid-in capital	56,303,061	38,292,493
Accumulated deficit	(51,787,947)	(34,814,189)
Total Stockholders’ Equity	4,551,337	3,505,997

Total Liabilities & Stockholders’ Equity	$10,742,225	$7,603,926

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017
REVENUES
Service	$3,934,068	$2,826,595
Rent and interest	18,749	132,780
Product sales	665,895	562,700
Total revenues	4,618,712	3,522,075

COSTS AND EXPENSES
Cost of service revenues	3,148,364	2,405,076
Cost of goods sold	590,590	380,632
Selling, general and administrative	4,617,634	2,842,543
Share-based expense	5,995,007	3,880,827
Professional fees	1,524,615	712,589
Depreciation and amortization	149,504	125,911
Impairment of Notes receivable – DB Arizona	–	221,671
Total costs and expenses	16,025,714	10,569,249

OPERATING LOSS	(11,407,002)	(7,047,174)

OTHER (INCOME) EXPENSE
Amortization of debt discount	4,234,823	1,056,550
Interest expense, net	325,978	313,130
Loss from Desert Created investment	182,136	–
Impairment of Desert Created investment	823,819	–
Gain on sale of Pueblo property	–	(196,003)
Total other expense, net	5,566,756	1,173,677

NET LOSS	$(16,973,758)	$(8,220,851)

PER SHARE DATA – Basic and diluted
Net loss per share	$(0.49)	$(0.40)
Weighted average number of common shares outstanding	34,938,978	20,472,946

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(16,973,758)	$(8,220,851)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	4,234,823	1,056,550
Depreciation and amortization expense	149,504	125,911
Bad debt expense	87,592	82,615
Impairment of Notes receivable – DB Arizona	–	221,671
Impairment of Desert Created investment	823,819	–
Loss from Desert Created investment	182,136	–
Share-based payments	5,995,007	3,880,827
Gain on sale of Pueblo property	–	(196,003)
Changes in operating assets and liabilities:
Accounts receivable	(56,954)	(358,589)
Prepaid expenses and other assets	231,746	(96,556)
Inventory	(88,494)	(26,788)
Accounts payable and accrued liabilities	(311,628)	326,219
Net cash used in operating activities:	(5,726,207)	(3,204,994)

INVESTING ACTIVITIES
Purchase of property and equipment	(241,311)	(53,689)
Net cash proceeds from sale of Pueblo property	–	579,823
Lending on notes receivable	(650,000)	(26,500)
Proceeds on notes receivable	600,000	–
Investment in Flowhub SAFE	(250,000)	–
Investment in Desert Created	(50,000)	–
Proceeds on investment in Desert Created	23,045	–
Purchase of GC Finance Arizona LLC	–	(106,000)
Net cash (used in) provided by investing activities	(568,266)	393,634

FINANCING ACTIVITIES
Proceeds from sale of common stock and common stock warrants	–	3,750,000
Proceeds from the exercise of warrants	3,985,197	3,048,796
Proceeds from exercise of stock options	721,034	275,556
Proceeds from notes payable	7,500,000	–
Payments on notes payable	(1,621,250)	–
Payments on Infinity Note – related party	(1,370,126)	–
Net cash provided by financing activities	9,214,855	7,074,352

NET INCREASE IN CASH	2,920,382	4,262,992
CASH, BEGINNING OF PERIOD	5,036,787	773,795
CASH, END OF PERIOD	$7,957,169	$5,036,787

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$637,586	$195,760

NON-CASH TRANSACTIONS
8.5% Note principal used to exercise 8.5% Warrants	$651,000	$–
8.5% Warrants recorded as debt discount and additional paid-in capital	5,366,000	–
Issuance of common stock for accrued stock payable	321,860	–
Issuance of common stock and warrants for investment in Desert Created	979,000	–
12% Note principal used to exercise 12% Warrants	–	878,750
12% Note principal used to participate in Fall 2018 Capital Raise	–	250,000
Acquisition of MHPS – accrued stock payable	–	155,000
Taxes for stock options included in other assets and accrued expenses	–	499,587

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
December 31, 2016	17,193,371	$17,193	$26,385,924	$(26,593,338)	$(190,221)
Common stock and warrants issued with Fall 2018 capital raise	4,000,000	4,000	3,996,000	–	4,000,000
Common stock issued upon exercise of warrants for debt	5,479,017	5,478	3,247,272	–	3,252,750
Warrants issued for services	–	–	8,959	–	8,959
Common stock issued for services	8,000	8	25,432	–	25,440
Stock options granted to employees	–	–	3,742,294	–	3,742,294
Stock options under Feinsod Agreement	–	–	104,134	–	104,134
Common stock issued upon exercise of stock options	1,012,522	1,014	782,478	–	783,492
Net loss	–	–	–	(8,220,851)	(8,220,851)
December 31, 2017	27,692,910	27,693	38,292,493	(34,814,189)	3,505,997
Common stock issued upon exercise of warrants for debt	7,546,286	7,547	4,795,510	–	4,803,057
Common stock issued upon exercise of stock options	731,264	731	720,303	–	721,034
Common stock issued for MHPS acquisition	104,359	104	154,896	–	155,000
Common stock and warrants issued for Desert Created acquisition	75,000	75	978,925	–	979,000
Common stock issued for services	72,933	73	234,928	–	235,001
Stock options granted to employees	–	–	3,626,271	–	3,626,271
Stock options under Feinsod Agreement	–	–	2,062,270	–	2,062,270
Warrants issued for services	–	–	71,465	–	71,465
Warrants issued with the 8.5% notes	–	–	5,366,000	–	5,366,000
Net loss	–	–	–	(16,973,758)	(16,973,758)
December 31, 2018	36,222,752	$36,223	$56,303,061	$(51,787,947)	$4,551,337

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

Security and Cash Transportation Services (“Security Segment”)

We provide advanced security, including on-site professionals and cash transport, to licensed cannabis cultivators, cannabis processing facilities and retail shops, under the business name Iron Protection Group (“IPG”) in California and Colorado, and security services to non-cannabis customers in Colorado, such as hotels, apartment buildings and retail, under the business name Mile High Protection Services (“MHPS”), which we acquired in August 2017.

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.  During 2018, 60% of NBC’s revenue was with one customer.

NBC oversees our wholesale equipment and supply business, operated under the name “GC Supply,” which provides turnkey sourcing and stocking services to cultivation, retail and infused products manufacturing facilities. Our products include building materials, equipment, consumables and compliance packaging.  There are generally multiple suppliers for the products we sell; however, there are a limited number of manufacturers of certain high-tech cultivation equipment.

Consumer Goods and Marketing Consulting (“Consumer Goods Segment”)

Our apparel business, Chiefton, has two primary revenue streams.  Chiefton Supply strives to create innovative, unique t-shirts, hats, hoodies and accessories. Our apparel is sold through our on-line shop, cannabis retailers, non-cannabis retailers, and specialty t-shirt and gift shops.  Chiefton Design provides design, branding and marketing strategy consulting services to the cannabis industry, which frequently includes sourcing and selling customer-specific apparel and accessories.

Capital Investments and Real Estate (“Investments Segment”)

As a publicly traded company, we have access to capital that may not be available to businesses operating in the cannabis industry.  Accordingly, we may provide debt or equity capital through (a) loans or revolving lines of credit, (b) leasing real estate we own, or (c) investing in businesses using cash or shares of our common stock.

Basis of Presentation

The accompanying consolidated financial statements include the results of GCC and its four wholly-owned subsidiary companies: (a) 6565 E. Evans Owner LLC, a Colorado limited liability company formed in 2014; (b) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; (c) GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015; and (d) GC Corp., a Colorado corporation, originally formed in 2013 under ACS Corp. In 2015, the name was changed to GC Corp. Intercompany accounts and transactions have been eliminated.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future.  Our cash of approximately $8.0 million is not sufficient to absorb our operating losses and retire our debt of $6,849,000.  The warrants associated with this debt, if exercised, would provide sufficient funds to retire the debt; however, there is no guarantee that these warrants will be exercised.  Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful obtaining additional capital and (b) actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern.  While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect.  Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks, and investments that are highly liquid and have maturities of three months or less at the date of purchase.  We maintain our cash balances in financial institutions that, from time to time, may exceed amounts insured by the Federal Deposit Insurance Corporation ($250,000 as of December 31, 2018).

Inventory

Our inventory consists of finished goods, including apparel and supplies for the cannabis market. Inventory is stated at the lower of cost or market (net realizable value), using average cost to determine cost. We monitor inventory cost compared to selling price in order to determine if a lower of cost or market reserve is necessary.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and discounted cash flow models.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Investments

We use the equity method for investments when we are able to exercise significant influence over, but do not control, the investee, and are not the primary beneficiary of the investee’s activities.  We include our portion of an equity-method investee’s net income or loss within other expense on the consolidated statements of operations.  In the event that the cost basis in an investment exceeds the fair value of the underlying business, we record an impairment charge to reduce our carrying value to the estimated fair value.

We record investments that do not qualify for treatment under the equity method at fair value, unless there is no readily determinable fair value.  We record at cost equity investments that do not have readily determinable fair value and assess for impairment at each reporting period.  We are able to switch to fair value at our option.

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

We determine the value of the non-complex warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk-free interest rate associated with the life of the debt, and the volatility of our stock.  For warrants with complex terms, we use the binomial lattice model to estimate their fair value.

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

Our financial instruments include cash, accounts receivable, notes receivable, investments, accounts payables and tenant deposits. The carrying values of these financial instruments approximate their fair value due to their short maturities.  The carrying amount of our debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us.

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

Our service and product revenues arise from contracts with customers.  Service revenue includes (a) Security Segment, (b) Operations Segment consulting revenue, and (c) Consumer Goods Segment revenues from design consulting, including customer-branded apparel designed and fulfilled by Chiefton.  Product revenue includes (a) Operations Segment product sales and (b) Consumer Goods Segment Chiefton-branded apparel.  The majority of our revenue is derived from distinct performance obligations, such as time spent delivering a service or the delivery of a specific product.

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

The payment terms for the goods or services have been identified – prices are typically fixed, and no price protections or variables are offered.

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

Employees – We issue options to purchase our common stock to our employees, which are measured at fair value using Black-Scholes. We use historical data and other relevant factors to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option.  We recognize expense on a straight-line basis over the service period, net of an estimated forfeiture rate, resulting in a compensation cost for only those shares expected to vest.  Awards to employees are classified as equity.

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

Income Taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. Our assessment of tax positions as of December 31, 2018 and 2017, determined that there were no material uncertain tax positions.

Reportable Segments

Our reporting segments consist of:  a) Security and Cash Transportation Services; b) Operations Consulting and Products; c) Consumer Goods and Marketing Consulting; and d) Capital Investments and Real Estate.  Our Chief Executive Officer has been identified as the chief decision maker.  Our operations are conducted primarily within the United States of America.

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

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As of December 31, 2018, we do not have any material leases, so adoption of this ASU will not have a significant impact on our consolidated results of operations, cash flows and financial position.

NOTE 2.   INVESTMENTS AND ACQUISITIONS

Flowhub SAFE

On November 7, 2018, we invested $250,000 in Flowhub Holdings, LLC (“Flowhub”) through a simple agreement for future equity (the “Flowhub SAFE”). The Flowhub SAFE provides us with the right to either (a) future equity in Flowhub when it completes an equity financing, or (b) future equity in Flowhub or cash proceeds if there is a liquidity event. If there is an equity financing, Flowhub would issue to us (a) a number of standard preferred units equal to our investment divided by the price per share of the standard preferred units if the pre-money valuation is less than or equal to the valuation cap ($35 million); or (b) a number of safe preferred units equal to the purchase amount divided by the valuation cap ($35 million), if the pre-money valuation is greater than the valuation cap. If there is a liquidity event, we will receive either (a) a cash payment equal to the purchase amount or (b) automatically receive a number of common units equal to the purchase amount divided by the liquidity price.  Our investment in the Flowhub SAFE is included under investment on the consolidated balance sheet and is shown as long-term because it is not readily convertible into cash.

Desert Created Company LLC / DB Products Arizona, LLC

In January 2018, we entered into a limited liability company operating agreement with DNFC LLC (“DNFC”), pursuant to the formation of Desert Created Company LLC (“Desert Created”).  Each party owned a 50% interest in Desert Created, which took over the assets and operations of DB Products Arizona, LLC (“DB Arizona”).  Desert Created produces and distributes cannabis-infused edible products in Arizona.  In connection with the formation of Desert Created, we contributed 75,000 shares of our common stock and warrants to purchase 75,000 shares of our common stock, at an exercise price of $2.00 per share, to members of DNFC (collectively, the “DNFC Sellers”).  This pricing was agreed to in November 2017, however, the transaction did not close until January 2018.  In the interim, our stock price increased substantially, which was the reason for the initial impairment noted below.  In October 2018, we sold our 50% interest to DNFC for cash consideration of $23,045 and, accordingly, impaired the remaining balance.

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

The purchase price allocation was as follows:

Common Stock	$461,000
Warrants	518,000
Initial investment in Desert Created	$979,000

Fair value of Desert Created	$347,000
Percentage ownership	50%
Fair value of 50% of Desert Created	173,500
Initial investment in Desert Created	979,000
Initial impairment	$805,500

The income and losses related to Desert Created were recognized using the equity method of accounting. The value of the investment as of December 31, 2018, consists of the following and is included in prepaid expenses and other current assets on the balance sheet:

Initial investment in Desert Created	$979,000
Initial impairment	(805,500)
Additional investment	50,000
Net loss	(182,136)
Additional impairment	(18,319)
Proceeds from sale of investment	(23,045)
December 31, 2018	$–

We loaned $26,500 to DB Arizona during the year ended December 31, 2017.  In June 2017, we purchased 100% of the ownership interests in GC Finance Arizona LLC (“GC Finance Arizona”) from Infinity Capital for $106,000 in cash.  GC Finance Arizona holds a 50% ownership interest in DB Arizona, an $825,000 loan to DB Arizona, and no liabilities.  We expected future positive cash flows, if any, would first go towards paying the holders of DB Arizona’s notes payable.  Accordingly, we allocated the entire consideration of $106,000 to the note receivable from DB Arizona.  During the quarter ended December 31, 2017, DB Arizona’s operations were taken over by Desert Created and, as a result, we impaired the full amount of our notes receivable from DB Arizona.

Mile High Protection Services

On August 18, 2017, we entered into an Asset Purchase Agreement (the “Mile High APA”) with Mile High Protection Services LLC, a Colorado limited liability company, and its sole member (together “Seller”) whereby we acquired the tradename, workforce, customer contracts, and other intangible assets of the business. Pursuant to the Mile High APA, we agreed to deliver to Seller 224,359 restricted shares of our common stock. The shares vested over a six-month period. The Mile High APA contained certain provisions that required Seller to forfeit a portion of such shares in the event that Seller does not meet the obligations under the Mile High APA. In accordance with the terms of the Mile High APA, the number of shares to be delivered was reduced by 120,000, thus 104,359 shares of our common stock were due upon vesting.  Seller also agreed to a three year non-compete agreement.

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

The accompanying consolidated financial statements include the results of MHPS from the date of acquisition, August 18, 2017.  The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2017, are as follows:

Year ended December 31,
2017
(Unaudited)
Total revenues	$4,103,416
Net loss	(8,305,855)
Net loss per common share:
Basic and diluted	$(0.41)

NOTE 3.  ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS

Our accounts receivable consisted of the following:

	December 31,
	2018	2017
Accounts receivable	$476,581	$586,219
Less: Allowance for doubtful accounts	(61,000)	(140,000)
Total	$415,581	$446,219

We record bad debt expense when we conclude the credit risk of a customer indicates the amount due under the contract is not collectible.  We recorded bad debt expense of $87,592 and $82,615, respectively, during the years ended December 31, 2018 and 2017.

As of December 31, 2018, prepaid expenses and other current assets includes $18,164 of unbilled revenue, representing amounts for services completed but not billed.

Our customer deposit liability had the following activity:

Amount
December 31, 2017	$107,370
Additional deposits received	1,249,274
Less: Deposits recognized as revenue	(965,354)
December 31, 2018	$391,290

NOTE 4.  NOTE RECEIVABLE

On December 13, 2018, we loaned $50,000 to BRB Realty, LLC (“BRB”) pursuant to the terms of a promissory note (“BRB Note”), bearing interest at 13% per annum and a maturity date of June 12, 2019.  On January 19, 2019 the note was amended with an additional loan amount of $250,000 bearing an interest rate of 13% and a new maturity date of July 15, 2019.

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

NOTE 5.  PREPAIDS AND OTHER CURRENT ASSETS

Our Prepaids and other current assets consist of the following:

	December 31,
	2018	2017
Prepaid insurance	$97,828	$53,498
Employee receivable – payroll tax withholding for stock option exercise	–	499,587
Prepaid product for resale	173,852	–
Other	169,210	119,551
	$440,890	$672,636

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2018	2017
Land	$800,000	$800,000
Buildings	508,104	423,104
Furniture, fixtures and equipment	317,741	161,430
	1,625,845	1,384,534
Less: Accumulated depreciation	(162,770)	(90,773)
	$1,463,075	$1,293,761

Depreciation expense was $71,997 and $65,282, respectively, for the years ended December 31, 2018 and 2017.

In December 2017, we sold our Pueblo property, consisting of land, building and leasehold improvements with a net carrying value of approximately $410,000 for cash consideration of $579,823, net of certain expenses, and recognized a gain on sale of approximately $196,000.

NOTE 7.   INTANGIBLE ASSETS

Intangible Assets

Intangible assets consisted of the following:

December 31, 2018	Gross	Accumulated Amortization	Net	Estimated Life (in years)
MHPS Customer relationships	$100,000	$72,744	$27,256	2
MHPS Tradename	55,000	40,009	14,991	2
Intangible assets, net	$155,000	$112,753	$42,247

December 31, 2017	Gross	Accumulated Amortization	Net	Estimated Life (in years)
MHPS Customer relationships	$100,000	$22,739	$77,261	2
MHPS Tradename	55,000	12,507	42,493	2
Intangible assets, net	$155,000	$35,246	$119,754

Amortization expense was $77,507 and $60,629 for the years ended December 31, 2018 and 2017.  Future amortization expense will be $42,247 during the year ending December 31, 2019.

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Our accounts payable and accrued expenses consist of the following:

	December 31,
	2018	2017
Accounts payable	$130,970	$192,204
Accrued payroll, taxes and vacation	308,536	243,659
Payroll tax liability for stock option exercises	–	519,278
Property taxes and other	86,186	42,653
	$525,692	$997,794

NOTE 8.  ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

	Amount	Number of Shares
December 31, 2016	$–	–
Acquisition of MHPS – accrual	155,000	104,359
Warrant exercises – accrual	166,860	154,500
December 31, 2017	321,860	258,859
Acquisition of MHPS – accrual	(155,000)	(104,359)
Warrant exercises – accrual	(166,860)	(154,500)
December 31, 2018	$–	–

NOTE 9.    DEBT

Notes Payable

	December 31,
	2018	2017
8.5% Notes	$6,849,000	$–
12% Notes	–	1,621,250
Unamortized debt discount	(1,575,094)	(443,917)
	5,273,906	1,177,333
Less: Current portion	(5,273,906)	(1,177,333)
Long-term portion	$–	$–

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

We received $7,500,000 of cash for issuing the 8.5% Notes.  The relative fair value of the 8.5% Warrants was recorded as a debt discount and additional paid-in capital of $5,366,000.  During the year ended December 31, 2018, amortization of debt discount expense includes $3,790,906 from the 8.5% Notes.  The 8.5% Notes are otherwise treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 8.5% Warrants as of April 2018, were:

Current stock price	$4.18
Exercise price	$2.35
Risk-free interest rate	2.46%
Expected dividend yield	–
Expected term (in years)	2.0
Expected volatility	134%
Number of iterations	5

12% Notes

The 12% Notes (as defined below) were paid off in January 2018. We recognized the remaining debt discount amortization expense of $443,917 in January as a result of the pay off.

In September 2016, we completed a $3,000,000 private placement pursuant to a promissory note and warrant purchase agreement (the “12% Agreement”) with certain accredited investors, bearing interest at 12%, with principal due September 21, 2018, and interest payable quarterly (each such note, a “12% Note,” and collectively, the “12% Notes”).  In the event of default, the interest rate would increase to 18%.  The 12% Notes were collateralized by a security interest in substantially all of our assets.  We could prepay the 12% Notes at any time, but in any event must pay at least one year of interest.

Subject to the terms and conditions of the 12% Agreement, each investor was granted fully-vested warrants equal to their note principal times three (the “12% Warrants”), or nine million warrants, with a life of three years.  4.5 million warrants had an exercise price of $0.35 per share and the other 4.5 million warrants had an exercise price of $0.70 per share.  Had we issued any equity-based instruments at a price lower than the exercise price(s) of the 12% Warrants, other than under our Incentive Plan, the exercise price(s) of the 12% Warrants would have been adjusted to the lower price.  The participants in the Fall 2018 Capital Raise (Note 12) waived this provision for that offering.  The 12% Warrants were exercisable at the option of the holder (a) by paying cash, (b) by applying the amount due under the 12% Notes as consideration, or (c) if there was no effective registration statement for the 12% Warrants within six months of being granted, the holder could exercise on a cashless basis.  The registration statement related to the 12% Warrants was declared effective on December 23, 2016.  If our common stock closed above $5.00 for ten consecutive days, we could call the warrants, giving the warrant holders 30 days to exercise.  We called the warrants during the three months ended March 31, 2018, and all holders elected to exercise.

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

Infinity Note – Related Party

This note was paid in full in February 2018. In February 2015, we issued a senior secured note to Infinity Capital, as amended in April 2015, bearing interest at 5% payable monthly in arrears commencing September 30, 2015, until the maturity date of August 31, 2015 (the “Infinity Note”). On December 31, 2016, the Infinity Note was amended to aggregate principal and interest and extend the due date of principal and interest to September 21, 2018.  The Infinity Note was collateralized by a security interest in substantially all of our assets. Interest expense for the Infinity Note for the years ended December 31, 2018 and 2017, was $9,272 and $51,239, respectively.

NOTE 10.   COMMITMENTS AND CONTINGENCIES

Legal

To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 11.  DEFERRED TAXES

The components of net deferred tax assets are as follows:

	December 31,
	2018	2017
Net operating loss carryforwards	$5,383,012	$3,446,733
Equity-based instruments	5,004,624	3,648,787
Long-lived assets and other	555,138	427,779
Deferred tax asset valuation allowance	(10,942,774)	(7,523,299)
	$–	$–

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year ended December 31,
	2018	2017
Income tax benefit at statutory rate	$(3,564,489)	$(2,795,089)
State income tax benefit, net of Federal benefit	(620,849)	(251,213)
Equity-based instruments	(326,242)	(312,589)
Amortization of debt discount	1,044,210	391,513
Tax Cuts and Jobs Act rate change	–	991,223
Other	47,895	(242,781)
Valuation allowance	3,419,475	2,218,936
	$–	$–

NOTE 12.   STOCKHOLDERS’ EQUITY

Share-based compensation

Share-based compensation expense consisted of the following:

	Year ended December 31,
	2018	2017
Employee Awards	$3,626,271	$3,742,294
Consulting Awards	306,466	34,399
Feinsod Agreement	2,062,270	104,134
	$5,995,007	$3,880,827

Employee Stock Options

On October 29, 2014, the Board authorized the adoption of and, on June 26, 2015, our stockholders ratified, our 2014 Equity Incentive Plan for the issuance of 10 million shares of our common stock and, in April 2018, stockholders approved an increase of 5 million shares of common stock that may be granted (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 15 million shares of our common stock and is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning our long term interests with participants. A Registration Statement on Form S-8 for the initial 10 million shares automatically became effective in May 2016, and a Registration Statement on Form S-8 for the additional 5 million shares and 900,000 shares under the Feinsod Agreement automatically became effective in June 2018 (collectively, the “Registration Statements”). The Registration Statements relate to 15,000,000 shares of our common stock, which are issuable pursuant to or, upon exercise of, options that have been granted or may be granted under our Incentive Plan. As of December 31, 2018, there were 13,147,214 shares available to issue under the Incentive Plan.

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  The following summarizes the Black-Scholes assumptions used for Employee Awards granted:

Year ended December 31,
	2018	2017
Exercise price	$1.71 – 7.17	$1.34 – 4.23
Stock price on date of grant	$1.71 – 7.17	$1.34 – 4.23
Volatility	131 – 140%	140 – 153%
Risk-free interest rate	2.1 – 2.9%	1.4 – 2.3%
Expected life (years)	3.0	3.0 – 5.0
Dividend yield	–	–

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	8,818,400	$1.04
Granted	1,496,100	2.29
Exercised	(1,012,522)	0.78
Forfeited or expired	(596,700)	1.19
Outstanding at December 31, 2017	8,705,278	1.28
Granted	2,160,525	3.41
Exercised	(731,264)	0.99
Forfeited or expired	(961,159)	2.47
Outstanding at December 31, 2018	9,173,380	1.68	6.0	$3,934,000

Exercisable at December 31, 2018	7,133,905	$1.18	6.7	$3,934,000

Based on our estimated forfeiture rates, we expect 2,023,563 Employee Awards will vest.  As of December 31, 2018, there was approximately $3,281,291 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of ten months.

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

The fair value of each warrant grant is estimated using Black-Scholes.  We use historical data to estimate the expected price volatility.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of valuation for the estimated life of the option.  The following summarizes the Black-Scholes assumptions used for Consulting Awards granted:

	Year ended December 31,
	2018	2017
Exercise price	$3.08	$1.40
Stock price, date of valuation	$3.08	$1.40
Volatility	134%	128%
Risk-free interest rate	2.3%	1.7%
Expected life (years)	2.0	2.0
Dividend yield	–	–

The following summarizes Consulting Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	157,500	$1.96
Granted	10,000	1.40
Forfeited or expired	(40,000)	3.62
Outstanding at December 31, 2017	127,500	2.40
Granted	35,000	3.08
Exercised	(75,000)	1.31
Forfeited or expired	(37,500)	1.66
Outstanding and exercisable at December 31, 2018	50,000	2.53	1.3	$4,000

We granted 25,000 shares of common stock with a fair value of $92,500 to a non-employee for consulting services, which were issued in July 2018.  Additionally, we granted 47,933 shares of common stock with a fair value of $142,500 to non-employees for consulting services, which were issued in October 2018.

Feinsod Employment Agreement

On December 8, 2017, we entered into an agreement (the “Feinsod Agreement”) with Michael Feinsod for his continued service as our Executive Chairman of our Board of Directors. Pursuant to the agreement, Mr. Feinsod received (a) 600,000 stock options that vest on the anniversary date of the agreement for the next three years, or 200,000 per year (“Time-based Options”); and (b) three tranches of 100,000 stock options that vest when our stock price has an average trading price for 20 days of $3.50, $5.00 and $6.50 (“Market-based Options”). The options have an exercise price of $3.45 per share and a ten-year life. These options were not issued under the Incentive Plan; however, the underlying shares were included in the Registration Statement on Form S-8 that automatically became effective in June 2018. During the quarter ended March 31, 2018, the $3.50 and $5.00 Market-based Options vested and, accordingly, the expense associated with those options was recognized immediately.

DB Option Agreement warrants

In order to extend the DB Option Agreement with Infinity Capital, in March 2016 we granted Infinity Capital warrants to purchase 100,000 shares of our common stock at an exercise price of $0.67 per share with a five year life.  All 100,000 warrants were still outstanding as of December 31, 2018.

IPG Acquisition Warrants

In connection with the IPG acquisition in 2015, we issued to IPG 500,000 fully-vested warrants to purchase a) 250,000 shares of our common stock at $4.50 per share, (the “IPG $4.50 Warrants”), and b) 250,000 shares of our common stock at $5.00 per share (the “IPG $5.00 Warrants”) (collectively, the “IPG Warrants”). All of these warrants expired unexercised during the quarter ended March 31, 2018.

Warrants with Debt

The following summarizes warrants issued with debt activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	9,025,843	$0.63
Granted	(5,633,517)	0.61
Cancelled	(40,626)	1.16
Outstanding at December 31, 2017	3,351,700	0.65
Granted	6,000,000	2.35
Exercised	(3,316,786)	0.77
Expired	(42,700)	5.00
Outstanding and exercisable at December 31, 2018	5,992,214	2.26	1.3	$186,620

Fall 2017 Capital Raise

During the year ended December 31, 2017, in a private placement we raised $4 million of equity by issuing four million shares of our common stock and four million warrants (“Fall 2017 Warrants”) to purchase shares of our common stock (together “Units”) for $1.00 per Unit.  The Fall 2017 Warrants had an exercise price of $0.50 per share and were exercisable for two years.  If our common stock closed above $5.00 for ten consecutive days, we could call the warrants, giving the warrant holders 10 days to exercise.  During the quarter ended March 31, 2018, we called the warrants and all were exercised.  In consideration for the sale of the Units, we received $3,750,000 in cash and extinguished $250,000 of 12% Notes.

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2018	2017
Stock options	10,073,380	9,605,278
Warrants	6,217,214	8,119,200
Accrued stock payable	–	258,859
	16,290,594	17,983,337

NOTE 14.   SUBSEQUENT EVENTS

On January 7, 2019, Robert Frichtel retired as Chief Executive Officer of General Cannabis Corp. and provided his resignation to the Company’s Board of Directors on such date. Mr. Frichtel will continue to serve on the Company’s Board of Directors. On January 7, 2019, the Board appointed Michael Feinsod, the Chairman of the Board, as interim Chief Executive Officer of the Company.

In January 2019, we loaned an additional $250,000 to BRB Realty, LLC pursuant to the terms of a senior secured note (“BRB Note”), bearing interest at 13% per annum and a maturity date of July 15, 2019.

On February 1, 2019, we entered into a commercial real estate lease for 3,200 square feet of retail space in Greenvale, NY, with an initial term of two years and, at our option, two additional terms of five years each (the “Greenvale Lease”).  Rent will be $7,000 per month, as well as our portion of real estate taxes and common area maintenance.

In March 2019, we agreed to loan $375,000 to Consolidated C.R., LLC (“CCR”) in the form of a convertible promissory note, bearing interest at 12%, collateralized by virtually all of the assets of CCR, with a term of 18 months (the “CCR Note”). We have a 90 day option to convert $250,000 of principal under the CCR Note into a 10% equity ownership in CCR. CCR is a vertically integrated medical cannabis company located in San Juan, Puerto Rico.

NOTE 15.   SEGMENT INFORMATION

Our operations are organized into four segments: Security and Cash Transportation Services; Operations Consulting and Products; Consumer Goods and Marketing Consulting; and Capital Investments and Real Estate. All revenue originates, and all assets are located in the United States. We have revised our disclosure to correspond to the information provided to the chief operating decision maker.

Year ended December 31

2018	Security	Operations	Consumer Goods	Investments	Total
Services	$2,602,365	$1,186,624	$145,079	$–	$3,934,068
Rent and interest	–	–	–	18,749	18,749
Product	–	531,883	134,012	–	665,895
Total Revenues	2,602,365	1,718,507	279,091	18,749	4,618,712
Costs and expenses	(3,027,510)	(1,932,598)	(692,394)	–	(5,652,502)
Investment in Desert Created	–	–	–	(1,005,955)	(1,005,955)
	$(425,145)	$(214,091)	$(413,303)	$(987,206)	(2,039,745)
Corporate					(14,934,013)
				Net loss	$(16,973,758)

2017	Security	Operations	Consumer Goods	Investments	Total
Services	$1,884,618	$790,000	$151,977	$–	$2,826,595
Rent and interest	–	–	–	132,780	132,780
Product	–	475,072	87,628	–	562,700
Total Revenues	1,884,618	1,265,072	239,605	132,780	3,522,075
Costs and expenses	(2,320,042)	(1,453,436)	(527,590)	(277,114)	(4,578,182)
Gain on sale	–	–	–	196,003	196,003
	$(435,424)	$(188,364)	$(287,985)	$51,669	(860,104)
Corporate					(7,360,747)
				Net loss	$(8,220,851)

	December 31,
Total assets	2018	2017
Security	$723,878	$488,299
Operations	134,786	231,670
Consumer Goods	144,365	57,833
Investments	300,000	–
Corporate	9,439,196	6,826,124
	$10,742,225	$7,603,926

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2018, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our independent registered public accounting firm, Hall & Company, has issued an audit report on our internal controls over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Previous Material Weaknesses

During the year ended December 31, 2018, we implemented the initiatives described below:

•

Performed a risk assessment and mapped our processes to control objectives.

•

Documented our controls and procedures in accordance with COSO, identified gaps and, where necessary, implemented additional controls.

•

Evaluated our entity-level controls, identified gaps, and updated our processes and documentation.

•

Implemented controls and procedures to identify, evaluate and record significant transactions, along with the necessary documentation.

•

Evaluated our system controls and, as needed, implemented additional controls.

•

Established appropriate levels of segregation of duties as part of our overall assessment and implementation of internal control processes and procedures.

Changes in Internal Control over Financial Reporting

We made the following changes to our internal control over financial reporting during the year ended December 31, 2018:

•

Implemented additional entity-level controls.

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

•

Added additional levels of review and segregation of duties for transactions, account reconciliations and journal entries.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the headings “Board of Directors,” “Corporation Governance and Board Matters,” and “Executive Officers” in our 2019 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2018, in connection with the solicitation of proxies for our 2019 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is set forth under the heading “Executive Officer and Director Compensation” in our 2019 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2018, in connection with the solicitation of proxies for our 2019 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the heading “Security Ownership and Certain Beneficial Owners and Management” in our 2019 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2018, in connection with the solicitation of proxies for our 2019 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Certain Relationships and Related Transactions,” Board of Directors” and “Corporate Governance and Board Matters” in our 2018 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2018, in connection with the solicitation of proxies for our 2019 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the heading “Audit Information” in our 2019 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2018, in connection with the solicitation of proxies for our 2019 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed with this Report:

Exhibit Number	Exhibit Name
1	Securities Purchase Agreement (Incorporated by reference to Exhibit 1 to our Form 8-K filed on August 3, 2015)
2.1	Articles of Merger (Acquisition of shares in Advanced Cannabis Solutions) (Incorporated by reference to Exhibit 2 to our registration statement on Form S-1, File No. 333-163342)
2.2	Asset Purchase Agreement dated August 18, 2017, between General Cannabis Corp and Mile High Protection Services LLC (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed on August 24, 2017)
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1, File No. 333-163342)
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1, File No. 333-163342)
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1, File No. 333-163342)
3.4	Bylaws (Incorporated by reference to Exhibit 3.4 to our registration statement on Form S-1, File No. 333-163342)

3.5	Articles of Amendment (name change) (Incorporated by reference to Exhibit 3.5 to our Form 8-K filed on September 30, 2014)
3.6	Articles of Amendment (name change) (Incorporated by reference to Exhibit 3.6 to our Form 8-K filed on June 18, 2015)
3.7	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on February 1, 2017)
4.1	Senior Secured Note dated February 19, 2015 (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 24, 2015)
4.2	Warrant dated March 16, 2015 (Incorporated by reference to Exhibit 4.2 to our Form 8-K filed on March 31, 2015)
4.3	Senior Secured Note dated April 30, 2015 (Incorporated by reference to Exhibit 4.3 to our Form 8-K filed on May 1, 2015)
4.4	Secured Promissory Note (Incorporated by reference to Exhibit 4.4 to our Form 8-K filed on May 14, 2015)
4.5	Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.5 to our Form 8-K filed on April 6, 2016)
4.6	Amendment to Warrants to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 4.6 to our Form 8-K filed on December 5, 2016)
10.1	Share Exchange Agreement (Incorporated by reference to Exhibit 10 to our Form 8-K filed on August 16, 2013.)
10.2	Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed on January 27, 2014)
10.3	Warrant (Series C) (Incorporated by reference to Exhibit 10.2 to our Form 8-K/A filed on January 27, 2014)
10.4	Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to our Form 8-K/A filed on January 27, 2014)
10.5	Form of Convertible Note (Incorporated by reference to Exhibit 10.4 to our Form 8-K/A filed on January 27, 2014)
10.6	Form of Guarantee (Incorporated by reference to Exhibit 10.5 to our Form 8-K/A filed on January 27, 2014)
10.7	Form of Security Agreement (Incorporated by reference to Exhibit 10.6 to our Form 8-K/A filed on January 27, 2014)
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

10.43	Letter agreement dated January 5, 2018, by and between the Company and Infinity Capital (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on January 8, 2018)
10.44†	Employment Agreement, dated September 15, 2017, between Brian Andrews and the Company
10.45†	Employment Agreement, dated February 21, 2018, between Joe Hodas and the Company (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on February 23, 2018)
10.46†	2014 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to our Form S-8 filed on April 25, 2016)
10.47†	Separation Letter and Release, between the Company and Shelly Whitson (Incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 8, 2018)
10.48†	Amended and Restated 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on November 8, 2018)
10.49	Agreement with Flowhub Holdings, LLC Safe dated November 5, 2018 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 9, 2018)

14.1	Code of Ethics
21.1*	Subsidiaries
23.1*	Consent of Hall & Company
31.1*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of the Principal Executive and Financial Officers
101	XBRL Interactive Data Files

(*)   Filed herewith.

(†)   Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Michael Feinsod	Principal Executive Officer	March 8, 2019
Michael Feinsod

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Feinsod	Principal Executive Officer and Chairman of the	March 8, 2019
Michael Feinsod	Board of Directors

/s/ Brian Andrews	Chief Financial Officer, Principal Financial and	March 8, 2019
Brian Andrews	Accounting Officer

/s/ Robert Frichtel	Director	March 8, 2019
Robert Frichtel

/s/ Peter Boockvar	Director	March 8, 2019
Peter Boockvar

/s/ Mark Green	Director	March 8, 2019
Mark Green

/s/ Duncan Levin	Director	March 8, 2019
Duncan Levin