Form 10-Q
period 2019-03-31
GENERAL CANNABIS CORP
filed 2019-05-08
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORP

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

6565 East Evans Avenue
Denver, CO 80224
(Address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes   ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐       No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Ticker symbol
N/A	N/A	N/A

As of April 30, 2019, there were 36,247,752 issued and outstanding shares of the Company’s common stock.

GENERAL CANNABIS CORP

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$5,588,243	$7,957,169
Accounts receivable, net	529,944	415,581
Prepaid expenses and other current assets	534,735	440,890
Inventory	103,035	123,263
Notes receivable, net – current portion	397,027	50,000
Total current assets	7,152,984	8,986,903

Note receivable, net	140,820	–
Operating lease right-of-use asset	141,350	–
Property and equipment, net	1,599,461	1,463,075
Intangible assets, net	23,135	42,247
Investment	250,000	250,000
Total Assets	$9,307,750	$10,742,225

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$714,446	$525,692
Interest payable	145,542	–
Deferred revenue and customer deposits	330,812	391,290
Accrued stock payable	21,503	–
Notes payable (net of discount)	6,445,462	5,273,906
Operating lease liability – current portion	83,525	–
Total current liabilities	7,741,290	6,190,888

Operating lease liability	57,825	–
Total liabilities	7,799,115	6,190,888

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018	–	–
Common Stock, $0.001 par value; 100,000,000 shares authorized; 36,222,752 shares issued and outstanding as of March 31, 2019 and December 31, 2018	36,223	36,223
Additional paid-in capital	57,774,054	56,303,061
Accumulated deficit	(56,301,642)	(51,787,947)
Total Stockholders’ Equity	1,508,635	4,551,337

Total Liabilities & Stockholders’ Equity	$9,307,750	$10,742,225

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2019	2018
REVENUES
Service	$812,375	$893,379
Rent and interest	14,821	–
Product sales	562,093	49,103
Total revenues	1,389,289	942,482

COSTS AND EXPENSES
Cost of service revenues	660,734	752,474
Cost of goods sold	411,983	77,690
Selling, general and administrative	1,436,636	942,178
Share-based expense	1,492,496	1,758,571
Professional fees	575,161	545,110
Depreciation and amortization	42,935	32,941
Total costs and expenses	4,619,945	4,108,964

OPERATING LOSS	(3,230,656)	(3,166,482)

OTHER EXPENSE
Amortization of debt discount	1,171,556	443,917
Interest expense, net	111,483	2,659
Loss from Desert Created investment	–	47,829
Impairment of Desert Created investment	–	805,500
Total other expense, net	1,283,039	1,299,905

NET LOSS	$(4,513,695)	$(4,466,387)

PER SHARE DATA – Basic and diluted
Net loss per common share	$(0.12)	$(0.14)

Weighted average number of shares outstanding	36,222,752	32,034,298

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(4,513,695)	$(4,466,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,171,556	443,917
Depreciation and amortization expense	42,935	32,941
Amortization of loan origination fees	(2,847)
Bad debt expense	32,000	67,514
Impairment of Desert Created investment	–	805,500
Loss from Desert Created investment	–	47,829
Share-based expense	1,492,496	1,758,571
Changes in operating assets and liabilities:
Accounts receivable	(146,363)	10,353
Prepaid expenses and other assets	(93,845)	458,051
Inventory	20,228	(85,435)
Accounts payable and accrued liabilities	273,818	(340,731)
Net cash used in operating activities:	(1,723,717)	(1,267,877)

INVESTING ACTIVITIES
Purchase of property and equipment	(160,209)	(139,056)
Lending on note receivable	(485,000)	–
Net cash used in investing activities	(645,209)	(139,056)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	–	3,559,000
Proceeds from exercise of stock options	–	443,321
Payments on notes payable	–	(1,621,250)
Payments on Infinity Note – related party	–	(1,370,126)
Net cash provided by financing activities	–	1,010,945

NET DECREASE IN CASH	(2,368,926)	(395,988)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,957,169	5,036,787
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,588,243	$4,640,799

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$2,153	$202,749
Cash paid for taxes	$–	$–

NON-CASH TRANSACTIONS

Operating lease right-of-use asset / Operating lease liability	$154,200	$–
Issuance of common stock for accrued stock payable	–	321,860
Issuance of common stock and warrants for investment in Desert Created	–	979,000

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
January 1, 2019	36,222,752	$36,223	$56,303,061	$(51,787,947)	$4,551,337
Stock options granted to employees and consultants	–	–	1,470,993	–	1,470,993
Net loss	–	–	–	(4,513,695)	(4,513,695)
March 31, 2019	36,222,752	$36,223	$57,774,054	$(56,301,642)	$1,508,635

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
January 1, 2018	27,692,910	$27,693	$38,292,493	$(34,814,189)	$3,505,997
Common stock issued upon exercise of warrants for debt	7,054,500	7,055	3,718,805	–	3,725,860
Common stock issued upon exercise of stock options	507,221	507	442,814	–	443,321
Common stock issued for MHPS acquisition	104,359	104	154,896	–	155,000
Common stock and warrants issued for Desert Created acquisition	75,000	75	978,925	–	979,000
Stock options granted to employees and consultants	–	–	1,758,571	–	1,758,571
Net loss	–	–	–	(4,466,387)	(4,466,387)
March 31, 2018	35,433,990	$35,434	$45,346,504	$(39,280,576)	$6,101,362

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

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.  During the first quarter of 2019, 76% of NBC’s revenue was with one customer.

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The condensed consolidated balance sheet for the year ended December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2018 which were included in the annual report on Form 10-K filed by the Company on March 8, 2019.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the year ending December 31, 2019, or any other interim or future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the results of GCC and its five wholly-owned subsidiary companies: (a) 6565 E. Evans Owner LLC, a Colorado limited liability company formed in 2014; (b) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; (c) GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015; (d) GC Corp., a Colorado corporation, originally formed in 2013 named ACS Corp; and (e) GC-NY Health LLC, a Delaware limited liability company formed in 2019. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for at least the twelve months from the date these condensed consolidated financial statements are issued. Our cash of approximately $5.6 million is not sufficient to absorb our operating losses and retire our debt of $6.8 million. The warrants associated with this debt, if exercised, would provide sufficient funds to retire the debt; however, there is no guarantee that these warrants will be exercised. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful obtaining additional capital and (b) actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Significant Accounting Policy Updates

Notes Receivable

We classify our notes receivable as held for investment, because we have the intent and ability to hold our notes receivable to maturity or settlement. Direct loan origination costs we incur are netted with loan origination fees we receive and the net amount, loan origination fees or costs, is included in notes receivable on the condensed consolidated balance sheets. The loan origination fees or costs are amortized over the term of the underlying note receivable and included in interest income in the condensed consolidated statements of operations. We record an allowance for credit losses, as needed, using the current expected credit losses impairment model (“CECL Model”). The CECL Model requires us to consider relevant information about past events, current conditions, and reasonable and supportable forecasts of factors that affect the expected collectability of notes receivable. There is no probability of loss threshold that must be met prior to recording an allowance for credit losses under the CECL Model. We may assess notes receivable for impairment either on an aggregated basis, if they have sufficiently similar characteristics, or on an individual basis. Increases or decreases to the allowance for credit losses, if any, are included in net income in the condensed consolidated statements of operations.

Right-of-use Asset / Lease Liability

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842)” during the first quarter of 2019. We first evaluate our leases to determine whether they are classified as a finance lease or as an operating lease. A lease is a finance lease if any of the following criteria are met: (a) ownership transfers, (b) the lease includes an option to purchase the underlying asset, (c) the lease term is for the major part of the remaining economic life of the underlying asset, (d) the present value of the lease payments equals or exceeds the fair value of the underlying asset, or (e) the underlying asset is of a specialized nature that is expected to have no alternative use to the lessor at the end of the lease term. All of our leases are classified as operating leases. We then determine whether the short-term exemption applies; that is, is the lease term 12 months or less and does not include a purchase option whose exercise is reasonably certain. If the short-term exemption applies then lease payments are recognized as expense and no asset or liability is recorded. If the short-term exemption does not apply, then we record an operating lease right-of-use asset and a corresponding operating lease liability equal to the present value of the lease payments. All of our leases prior to 2019 met the short-term exemption, so modification to prior period results is not required. The two year commercial real estate lease we entered into in February 2019 did not meet the short-term exemption and, accordingly, we recorded the present value of the lease payments as a right-of-use asset and a lease liability in the condensed consolidated balance sheet. We recognize expense on a straight-line basis over the life of the lease.

Recently Issued Accounting Standards

FASB ASU 2018-07 “Compensation – Stock Compensation (Topic 718)” - In June 2018, the FASB issued ASU 2018-07. This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. This ASU did not have a significant impact on our condensed consolidated financial statements and related disclosures.

FASB ASU 2017-04 “Simplifying the Test for Goodwill Impairment (Topic 350)” – In January 2017, the FASB issued 2017-04.  The guidance removes “Step Two” of the goodwill impairment test, which required a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The ASU is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those years, with early adoption permitted.  We do not currently expect this ASU to have a significant impact on our condensed consolidated financial statements and related disclosures.

FASB ASU 2016-02 “Leases (Topic 842)” – In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.  Lessor accounting is similar to the current model, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have adopted the above ASU as of January 1, 2019.

NOTE 2.  INVESTMENTS AND ACQUISITIONS

Flowhub SAFE

On November 7, 2018, we invested $250,000 in Flowhub Holdings, LLC (“Flowhub”) through a simple agreement for future equity (the “Flowhub SAFE”). The Flowhub SAFE provides us with the right to either (a) future equity in Flowhub when it completes an equity financing, or (b) future equity in Flowhub or cash proceeds if there is a liquidity event. If there is an equity financing, Flowhub would issue to us (a) a number of standard preferred units equal to our investment divided by the price per share of the standard preferred units if the pre-money valuation is less than or equal to the valuation cap ($35 million); or (b) a number of safe preferred units equal to the purchase amount divided by the SAFE price, if the pre-money valuation is greater than the valuation cap. If there is a liquidity event, we will receive either (a) a cash payment equal to the purchase amount or (b) automatically receive a number of common units equal to the purchase amount divided by the liquidity price.  Our investment in the Flowhub SAFE is included under investment on the condensed consolidated balance sheet and is shown as long-term because it is not readily convertible into cash.

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

The income and losses related to Desert Created were recognized using the equity method of accounting. The value of the investment as of December 31, 2018, consisted of the following and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet:

Initial investment in Desert Created	$979,000
Initial Impairment	(805,500)
Additional investment	50,000
Net loss	(182,136)
Additional impairment	(18,319)
Proceeds from sale of investment	(23,045)
December 31, 2018	$–

NOTE 3.   ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS

Our accounts receivable consisted of the following:

	March 31, 2019	December 31, 2018
Accounts receivable	$622,944	$476,581
Less: Allowance for doubtful accounts	(93,000)	(61,000)
Total	$529,944	$415,581

We record bad debt expense when we conclude the credit risk of a customer indicates the amount due under the contract is not collectible. We recorded bad debt expense of $32,000 and $67,514, respectively, during the three months ended March 31, 2019 and 2018.

As of March 31, 2019 and December 31, 2018, prepaid expenses and other current assets includes $0 and $18,164 of unbilled revenue, respectively, representing amounts for services completed but not billed.

Our customer deposit liability had the following activity:

Amount
December 31, 2018	$391,290
Additional deposits received	449,040
Less: Deposits recognized as revenue	(509,518)
March 31, 2019	$330,812

NOTE 4.   PREPAIDS AND OTHER CURRENT ASSETS

Our Prepaids and other current assets consist of the following:

	March 31, 2019	December 31, 2018
Prepaid insurance	$247,793	$97,828
Prepaid product for resale	112,619	173,852
Other	174,323	169,210
	$534,735	$440,890

NOTE 5.  NOTES RECEIVABLE

As of March 31, 2019, our Notes receivable consisted of the following:

CCR Note	$155,000
BB Note	100,000
BRB Note	300,000
Total principal	555,000
Unamortized loan origination fee	(17,153)
537,847
Less: Current portion	(397,027)
Long-term portion	$140,820

In March 2019, we agreed to loan $375,000 to Consolidated C.R., LLC (“CCR”) pursuant to the terms of a convertible promissory note (“CCR Note”), bearing interest at 12% per annum, collateralized by virtually all of the assets of CCR and a maturity date of November 2020.  We have a 90 day option to convert $250,000 of principal under the CCR Note into a 10% equity ownership of CCR.  CCR is a vertically integrated medical cannabis company located in San Juan, Puerto Rico.  As of March 31, 2019, we had loaned $155,000 to CCR under the CCR Note.  The CCR Note included a loan origination fee of $15,000, which is being recognized as interest income over the term of the agreement.  CCR is currently in the construction phase, which will continue up to and beyond the expiration of the conversion rights and $250,000 is equivalent to the fair value of a 10% equity ownership in CCR; accordingly, the conversion rights do not have any additional value beyond that of the principal amount of the note.

On January 3, 2019, we loaned $100,000 to Beacher Brewing, LLC (“BB”) pursuant to the terms of a promissory note (“BB Note”), bearing interest at 11% per annum and a maturity date of January 3, 2020.

On December 13, 2018, we loaned $50,000 to BRB Realty, LLC (“BRB”) pursuant to the terms of a promissory note (“BRB Note”), bearing interest at 13% per annum and a maturity date of June 12, 2019.  On January 19, 2019 the note was amended with an additional loan amount of $250,000 bearing an interest rate of 13% and a new maturity date of July 15, 2019.  The BRB Note included a loan origination fee of $5,000, which is being recognized as interest income over the term of the agreement.

NOTE 6.  OPERATING LEASE RIGHT-OF-USE ASSET / OPERATING LEASE LIABILITY

On February 1, 2019, we entered into a commercial real estate lease for 3,200 square feet of retail space in Greenvale, NY, with an initial term of two years and, at our option, two additional terms of five years each. Rent is $7,000 per month, as well as our portion of real estate taxes and common area maintenance. We determined the present value of the future lease payments using a discount rate of 8.5%, our incremental borrowing rate based on outstanding debt, resulting in an initial right-of-use asset and lease liability of $154,200, which are being amortized ratably over the term of the lease. As of March 31, 2019, the balance of the right-of-use asset and lease liability was $141,350. Future remaining minimum lease payments were as follows:

Year ending December 31,	Amount
2019	$63,000
2020	84,000
2021	7,000
$154,000
Less: Present value adjustment	(12,650)
Operating lease liability	$141,350

NOTE 7.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Land	$800,000	$800,000
Buildings	508,104	508,104
Furniture, fixtures and equipment	374,397	317,741
Software	103,553	–
	1,786,054	1,625,845
Less: Accumulated depreciation	(186,593)	(162,770)
	$1,599,461	$1,463,075

Depreciation expense was $23,823 and $13,829, respectively, for the three months ended March 31, 2019 and 2018.

NOTE 8.   INTANGIBLE ASSETS

Intangible assets consisted of the following:

March 31, 2019	Gross	Accumulated Amortization	Net	Estimated Life (in years)
MHPS Customer relationships	$100,000	$85,074	$14,926	2
MHPS Tradename	55,000	46,791	8,209	2
Intangible assets, net	$155,000	$131,865	$23,135

December 31, 2018	Gross	Accumulated Amortization	Net	Estimated Life (in years)
MHPS Customer relationships	$100,000	$72,744	$27,256	2
MHPS Tradename	55,000	40,009	14,991	2
Intangible assets, net	$155,000	$112,753	$42,247

Amortization expense was $19,112 and $19,112, respectively, for the three months ended March 31, 2019 and 2018.  Future amortization expense will be $23,135 during the year ending December 31, 2019.

NOTE 9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Our accounts payable and accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Accounts payable	$261,253	$130,970
Accrued payroll, taxes and vacation	304,410	308,536
Other	148,783	86,186
	$714,446	$525,692

NOTE 10.  ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

	Amount	Number of Shares
December 31, 2018	–	–
Employee stock award – accrual	21,503	7,964
March 31, 2019	$21,503	7,964

On January 31, 2019, we granted an employee $100,000 worth of our common stock, with half vesting over six months and half vesting over eighteen months. Based on a stock price of $2.70 on the date of grant, the employee would receive 37,038 shares of our common stock upon vesting. We are recognizing the value of the grant ratably over the vesting periods.

NOTE 11.  DEBT

Notes Payable

	March 31, 2019	December 31, 2018
8.5% Notes	$6,849,000	$6,849,000
Unamortized debt discount	(403,538)	(1,575,094)
	6,445,462	5,273,906
Less: Current portion	(6,445,462)	(5,273,906)
Long-term portion	$–	$–

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

We received $7,500,000 of cash for issuing the 8.5% Notes.  The relative fair value of the 8.5% Warrants was recorded as a debt discount and additional paid-in capital of $5,366,000.  For the three months ended March 31, 2019, amortization of debt discount expense includes $1,171,556 from the 8.5% Notes.  The 8.5% Notes are otherwise treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 8.5% Warrants as of April 2018, were:

Current stock price	$ 4.18
Exercise price	$ 2.35
Risk-free interest rate	2.46%
Expected dividend yield	–
Expected term (in years)	2.0
Expected volatility	134%
Number of iterations	5

NOTE 12.   COMMITMENTS AND CONTINGENCIES

Legal

To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 13.   STOCKHOLDERS’ EQUITY

Share-based compensation

Share-based compensation expense consisted of the following:

	Three months ended March 31,
	2019	2018
Employee Awards	$1,298,845	$723,085
Consulting Awards	9,777	–
Feinsod Agreement	183,874	1,035,486
	$1,492,496	$1,758,571

Employee Stock Options

On October 29, 2014, the Board authorized the adoption of and, on June 26, 2015, our stockholders ratified, our 2014 Equity Incentive Plan for the issuance of 10 million shares of our common stock and, in April 2018, stockholders approved an increase of 5 million shares of common stock that may be granted (the “Incentive Plan”).  The Incentive Plan provides for the issuance of up to 15 million shares of our common stock and is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning our long term interests with participants.  A Registration Statement on Form S-8 for the initial 10 million shares automatically became effective in May 2016, and a Registration Statement on Form S-8 for the additional 5 million shares and 900,000 shares under the Feinsod Agreement automatically became effective in June 2018 (collectively, the “Registration Statements”).  The Registration Statements relate to 15,000,000 shares of our common stock, which are issuable pursuant to or, upon exercise of, options that have been granted or may be granted under our Incentive Plan.  As of March 31, 2019, there were 13,147,214 shares available to issue under the Incentive Plan.

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  The following summarizes the Black-Scholes assumptions used for Employee Awards granted during the three months ended March 31, 2019:

Exercise price	$2.37
Stock price on date of grant	$2.37
Volatility	130%
Risk-free interest rate	2.60%
Expected life (years)	3.0
Dividend yield	–

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	9,173,380	$1.68
Granted	538,380	2.37
Forfeited or expired	(28,360)	2.55
Outstanding at March 31, 2019	9,683,400	1.72	5.7	$5,721,000
Exercisable at March 31, 2019	7,571,855	$1.27	6.1	$5,713,000

As of March 31, 2019, there was approximately $2,924,520 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of nine months.

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

The fair value of each warrant grant is estimated using Black-Scholes.  We use historical data to estimate the expected price volatility.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of valuation for the estimated life of the option. The following summarizes the Black-Scholes assumptions used for Consulting Awards granted during the three months ended March 31, 2019:

Exercise price	$2.37
Stock price, date of valuation	$2.37
Volatility	130%
Risk-free interest rate	2.60%
Expected life (years)	5.0
Dividend yield	–

The following summarizes Consulting Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	50,000	$2.53
Granted	25,000	2.37
Outstanding and exercisable at March 31, 2019	75,000	$2.48	0.7	$8,500

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

DB Option Agreement warrants

In order to extend the DB Option Agreement with Infinity Capital, in March 2016 we granted Infinity Capital warrants to purchase 100,000 shares of our common stock at an exercise price of $0.67 per share with a five year life.  All 100,000 warrants were still outstanding as of March 31, 2019.

Warrants with Debt

No warrants were exercised or forfeited during the three months ended March 31, 2019.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding and exercisable at March 31, 2019	5,992,214	$2.26	1.1	$316,820

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

NOTE 14.   SUBSEQUENT EVENTS

In April 2019, we funded the remaining $220,000 of the CCR Note.

In May 2019, we paid off $2,378,000 in principal of our 8.5% Notes and amended the agreements to extend the maturity date to June 1, 2019 for the remaining $4,471,000 in principal.

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

Three months ended March 31

2019	Security	Operations	Consumer Goods	Investments	Total
Service	$564,592	$247,783	$–	$–	$812,375
Rent and interest	–	–	–	14,821	14,821
Product	–	532,318	29,775	–	562,093
Total Revenues	564,592	780,101	29,775	14,821	1,389,289
Costs and expenses	(679,006)	(677,381)	(261,054)	(40,075)	(1,657,516)
	$(114,414)	$102,720	$(231,279)	$(25,254)	(268,227)
Corporate					(4,245,468)
				Net loss	$(4,513,695)

2018	Security	Operations	Consumer Goods	Investments	Total
Service	$551,977	$288,133	$53,269	$–	$893,379
Product	–	17,881	31,222	–	49,103
Total revenue	551,977	306,014	84,491	–	942,482
Costs and expenses	(758,489)	(420,475)	(198,874)	–	(1,377,838)
Investment in Desert Created	–	–	–	(853,329)	(853,329)
	$(206,512)	$(114,461)	$(114,383)	$(853,329)	(1,288,685)
Corporate					(3,177,702)
				Net loss	$(4,466,387)

Total assets	March 31, 2019	December 31, 2018
Security	$831,804	$723,878
Operations	402,440	134,786
Consumer Goods	185,672	144,365
Investments	139,242	300,000
Corporate	7,748,592	9,439,196
	$9,307,750	$10,742,225

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year.  This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Condensed Consolidated Financial Statements and related notes and MD&A of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K as of and for the years ended December 31, 2018 and 2017. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

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

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.  During the first quarter of 2019, 76% of NBC’s revenue was with one customer.

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

Our CBD retail business, STOA Wellness, is expected to open its first store in Spring 2019.  STOA Wellness will offer a curated collection of high quality CBD products for athletes and general wellness.

Capital Investments and Real Estate (“Investments Segment”)

As a publicly traded company, we have access to capital that may not be available to businesses operating in the cannabis industry.  Accordingly, we may provide debt or equity capital through (a) loans or revolving lines of credit, (b) leasing real estate we own, or (c) investing in businesses using cash or shares of our common stock.

Results of Operations

The following tables set forth, for the periods indicated, statements of operations data.  The tables and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing in Item 8 in this Report.

Consolidated Results

	Three months ended March 31,			Percent
	2019	2018	Change	Change
Revenues	$1,389,289	$942,482	$446,807	47%
Costs and expenses	(4,619,945)	(4,108,964)	(510,981)	12%
Other expense	(1,283,039)	(1,299,905)	16,866	(1)%
Net loss	$(4,513,695)	$(4,466,387)	$(47,308)	1%

Revenues

Revenue increased for our Security, Operation Consulting and Investments segments, offset by a decrease in revenues in our Consumer Goods Segment.  See Segment discussions below for further details.

Costs and expenses

	Three months ended March 31,			Percent
	2019	2018	Change	Change
Cost of service revenues	$660,734	$752,474	$(91,740)	(12)%
Cost of goods sold	411,983	77,690	334,293	430%
Selling, general and administrative	1,436,636	942,178	494,458	52%
Share-based compensation	1,492,496	1,758,571	(266,075)	(15)%
Professional fees	575,161	545,110	30,051	6%
Depreciation and amortization	42,935	32,941	9,994	30%
	$4,619,945	$4,108,964	$510,981	12%

Cost of service revenues typically fluctuates with the changes in revenue for our Operation Consulting and Security Segments, while these costs are relatively fixed for our Consumer Goods Segment.  Cost of goods sold varies with changes in product sales, including an increase in products sold by our Operation Consulting Segment, which have smaller margins than apparel sold by our Consumer Goods Segment. See Segment discussions below for further details.

Selling, general and administrative expense increased in 2019 primarily due to increases for (a) salaries; (b) premiums for liability, and directors and officers insurance; and (c) computer and internet costs.

Share-based compensation included the following:

	Three months ended March 31,			Percent
	2019	2018	Change	Change
Employee awards	$1,298,845	$723,085	$575,760	80%
Consulting awards	9,777	–	9,777	100%
Feinsod Agreement	183,874	1,035,486	(851,612)	(82)%
	$1,492,496	$1,758,571	$(266,075)	(15)%

Employee awards are issued under our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015, and expense varies primarily due to the number of stock options granted and the share price on the date of grant.  Consulting awards are granted to third parties in lieu of cash for services provided.  The Feinsod Agreement expense represents share-based compensation pursuant to agreements with Michael Feinsod for serving as the Executive Chairman of our Board.

Professional fees consist primarily of accounting and legal expenses and stayed static from 2018 to 2019.

Other Expense

	Three months ended March 31,			Percent
	2019	2018	Change	Change
Amortization of debt discount	$1,171,556	$443,917	$727,639	164%
Interest expense	111,483	2,659	108,824	4,093%
Loss from Desert Created investment		47,829	(47,829)	(100)%
Impairment of Desert Created investment	–	805,500	(805,500)	(100)%
	$1,283,039	$1,299,905	$(16,866)	(1)%

Amortization of debt discount was higher in 2019 compared to 2018, because our outstanding debt was higher during the first quarter of 2019 compared to 2018. Interest expense varied increased in 2019 due to the payoff of the 12% Notes in January 2018, the payoff of the Infinity Note in February 2018, and the issuance of the 8.5% Notes in April 2018. The loss on investment in Desert Created is our 50% share of the net loss of Desert Created during the three quarters September 30, 2018.  The impairment of Desert Created occurred primarily because the agreement was priced in November 2017, however, the transaction did not close until January 2018.  In the interim, our stock price increased substantially, thus the consideration we paid, in equity instruments, was higher than the fair value of the investment received.  In October 2018, we sold our 50% interest to DNFC for cash consideration of $23,045 and, accordingly, impaired the remaining balance.

Security and Cash Transportation Services

	Three months ended March 31,			Percent
	2019	2018	Change	Change
Revenues	$564,592	$551,977	$12,615	2%
Costs and expenses	(679,006)	(758,489)	79,483	(10)%
	$(114,414)	$(206,512)	$92,098	(45)%

Revenues increased in 2019 primarily from increasing the average revenue rate per hour in the second half of 2018, offset by a net decrease in overall guard hours.  Costs and expenses typically vary with changes in revenue, however, the decrease in 2019 compared to 2018 was due primarily lower overtime hours, along with a decrease in legal fees in 2019.

Operations Consulting and Products

	Three months ended March 31,			Percent
	2019	2018	Change	Change
Revenues	$780,101	$306,014	$474,087	155%
Costs and expenses	(677,381)	(420,475)	(256,906)	61%
	$102,720	$(114,461)	$217,181	(190)%

Increased revenues in 2019 primarily related to increased product sales and license application success fees, offset by a decrease in recurring consulting fees. Costs and expenses increased in 2019 due to increased product sales, offset by a reduction in employee costs.

Consumer Goods and Marketing Consulting

	Three months ended March 31,			Percent
	2019	2018	Change	Change
Revenues	$29,775	$84,491	$(54,716)	(65)%
Costs and expenses	(261,054)	(198,874)	(62,180)	31%
	$(231,279)	$(114,383)	$(116,896)	102%

The decrease in revenues is due to no revenue from custom design projects in 2019, while product sales were flat.  Costs and expenses vary with changes in product sales, product mix, and inventory adjustments.  Revenue derived from services has a higher margin than revenues derived from product sales.  In 2019, a larger percentage of revenues came from product sales, increasing the costs related to these sales. Additionally, there was an increase in personnel in the first quarter of 2019.

Investments

	Three months ended March 31,			Percent
	2019	2018	Change	Change
Revenues	$14,821	$–	$14,821	100%
Costs and expenses	(40,075)	–	(40,075)	100%
Investment in Desert Created	–	(853,329)	853,329	(100)%
	$(25,254)	$(853,329)	$828,075	(97)%

The increase in revenues in 2019 is related to three new notes receivables that were executed during the three months ended March 31, 2019.  All revenue is from interest and loan origination fees related to these new notes.  The investment in Desert Created includes an $823,819 impairment charge and our share of their net loss.

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

In April 2018, we completed a $7,500,000 private placement pursuant to a promissory note (“8.5% Notes”) and warrant purchase agreement (the “8.5% Agreement”) with certain accredited investors, bearing interest at 8.5%, with principal due May 1, 2019, and interest payable quarterly.  The proceeds were made available for general working capital purposes and acquisitions. In May 2019, we paid off $2,378,000 in principal of our 8.5% Notes and amended the agreements to extend the maturity date to June 1, 2019 for the remaining $4,471,000 in principal.

Sources and uses of cash

We had cash of approximately $5.6 million and $8.0 million, respectively, as of March 31, 2019 and December 31, 2018.  Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(1,723,717)	$(1,267,877)
Net cash used in investing activities	(645,209)	(139,056)
Net cash provided by financing activities	$–	$1,010,945

Net cash used in operating activities increased in 2019 by $455,840 compared to 2018, primarily due to additional cash-based expenses, such as salaries for additional personal.

Net cash used in investing activities in 2019 relates primarily to issuing notes receivable, along with purchasing fixed assets.  2018 expenditures were for fixed assets.

Net cash provided by financing activities in 2018 related to exercise of warrants and options offset by paying off debt.

Capital Resources

We have no material commitments for capital expenditures as of March 31, 2019. Part of our growth strategy, however, is to acquire businesses and real estate, and provide debt or equity capital to third parties. We also plan to continue the renovation of The Greenhouse in 2019. We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure.

	Three months ended March 31,
	2019	2018
Net loss	$(4,513,695)	$(4,466,387)
Adjustments:
Share-based expense	1,492,496	1,758,571
Depreciation and amortization	42,935	32,941
Amortization of debt discount	1,171,556	443,917
Interest expense	111,483	2,659
Loss on investment in Desert Created	–	47,829
Impairment of Desert Created investment	–	805,500
Total adjustments	2,818,470	3,091,417
Adjusted EBITDA	$(1,695,225)	$(1,374,970)

Per share:
Net loss – Basic and Diluted	$(0.12)	$(0.14)
Adjusted EBITDA – Basic and Diluted	(0.05)	(0.04)

Weighted-average shares outstanding:
Net loss – Basic and Diluted	36,222,752	32,034,298
Adjusted EBITDA – Basic and Diluted	36,222,752	31,452,077

Off-balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that its internal control over financial reporting was effective as of March 31, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

None.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

ITEM 1A.  RISK FACTORS

Except as described below, as of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

The loss of one of our largest customers, or a significant reduction in the revenue we generate from these customers, could materially adversely affect our revenue, profitability and results of operations.

Revenue from our largest customers have historically accounted for a significant amount of our business. For instance, during the first quarter of 2019, 76% of NBC’s revenue was with one customer, which comprised approximately 42% of our total consolidated revenue for such quarter. During the first quarter of 2019, approximately 58% of our revenue was derived from the delivery of services, for which we have contracts, and approximately 40% was derived from the sale of products. Generally, our agreements with our customers for services allow them to terminate service with a limited notification period, while product sales agreements do not include any minimum or continuing obligations to purchase our products. We cannot assure you that our largest customers will not terminate services or cease purchasing our products in favor of other service and/or product providers, significantly reduce orders, or seek price reductions in the future. Any such event could have a material adverse effect on our revenue, profitability and results of operations.

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

GENERAL CANNABIS CORP

Date: May 8, 2019	/s/ Michael Feinsod
Michael Feinsod, Chief Executive Officer
Principal Executive Officer

/s/ Brian Andrews
Brian Andrews, Chief Financial Officer
Principal Financial and Accounting Officer