Form 10-Q
period 2019-06-30
GENERAL CANNABIS CORP
filed 2019-08-08
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORP

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

6565 East Evans Avenue
Denver, CO 80224
(Address of principal executive offices) (Zip Code)
(303) 759-1300
(Registrant’s Telephone Number, Including Area Code)

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

As of July 31, 2019, there were 39,302,752 issued and outstanding shares of the Company’s common stock.

GENERAL CANNABIS CORP

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$792,907	$7,957,169
Accounts receivable, net	350,288	415,581
Prepaid expenses and other current assets	376,861	440,890
Inventory	151,764	123,263
Notes receivable, net – current portion	399,438	50,000
Total current assets	2,071,258	8,986,903

Note receivable, net	363,306	–
Operating lease right-of-use asset	122,075	–
Property and equipment, net	1,653,483	1,463,075
Intangible assets, net	3,812	42,247
Investment	250,000	250,000
Total Assets	$4,463,934	$10,742,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$762,505	$525,692
Interest payable	42,553	–
Deferred revenue and customer deposits	457,199	391,290
Accrued stock payable	54,670	–
Notes payable, net of discount	1,106,000	5,273,906
Operating lease liability – current portion	83,525	–
Warrant derivative liability	2,014,560	–
Total current liabilities	4,521,012	6,190,888

Operating lease liability	38,550	–
Total liabilities	4,559,562	6,190,888

Commitments and Contingencies (Note 8)

Stockholders’ (Deficit) Equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	–	–
Common Stock, $0.001 par value; 100,000,000 shares authorized; 39,302,752 and 36,222,752 shares issued and outstanding as of June 30, 2019 and December 31, 2018	39,303	36,223
Additional paid-in capital	59,061,513	56,303,061
Accumulated deficit	(59,196,444)	(51,787,947)
Total Stockholders’ (Deficit) Equity	(95,628)	4,551,337
Total Liabilities and Stockholders’ Equity	$4,463,934	$10,742,225

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
REVENUES
Service	$874,076	$1,050,285	$1,686,451	$1,943,664
Rent and interest	27,775	–	42,596	–
Product Sales	455,014	64,256	1,017,107	113,359
Total revenues	1,356,865	1,114,541	2,746,154	2,057,023

COSTS AND EXPENSES
Cost of service revenues	625,477	807,257	1,286,211	1,588,288
Cost of goods sold	467,772	44,277	879,755	93,410
Selling, general and administrative	1,458,390	1,164,459	2,895,026	2,106,637
Share-based expense	752,467	1,204,921	2,244,963	2,963,492
Professional fees	482,798	347,352	1,057,959	892,462
Depreciation and amortization	56,348	37,592	99,283	70,533
Total costs and expenses	3,843,252	3,605,858	8,463,197	7,714,822

OPERATING LOSS	(2,486,387)	(2,491,317)	(5,717,043)	(5,657,799)

OTHER (INCOME) EXPENSE
Amortization of debt discount and equity issuance costs	722,219	1,013,261	1,893,775	1,457,178
Interest expense, net	88,058	92,576	199,541	95,235
Gain on warrant derivative liability	(401,862)	–	(401,862)	–
Loss from Desert Created investment	–	72,143	–	119,972
Impairment of Desert Created investment	–	–	–	805,500
Total other expense, net	408,415	1,177,980	1,691,454	2,477,885

NET LOSS	$(2,894,802)	$(3,669,297)	$(7,408,497)	$(8,135,684)

Deemed dividend	$(1,192,000)	$–	$(1,192,000)	$–

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,086,802)	$(3,669,297)	$(8,600,497)	$(8,135,684)

PER SHARE DATA – Basic and diluted
Net loss per share	$(0.11)	$(0.10)	$(0.23)	$(0.23)
Weighted average number of common shares outstanding	37,254,071	35,574,099	38,032,533	34,876,133

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(7,408,497)	$(8,135,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	1,893,775	1,457,178
Depreciation and amortization expense	99,283	70,533
Amortization of loan origination fees	(7,744)	–
Bad debt expense	103,262	110,615
Impairment of Desert Created investment	–	805,500
Loss from Desert Created investment	–	119,972
Gain on warrant derivative liability	(401,862)	–
Share-based expense	2,244,963	2,963,492
Changes in operating assets and liabilities:
Accounts receivable	(37,969)	(68,865)
Prepaid expenses and other assets	64,029	365,313
Inventory	(28,501)	(108,659)
Accounts payable and other current liabilities	345,275	(643,131)
Net cash used in operating activities:	(3,133,986)	(3,063,736)

INVESTING ACTIVITIES
Purchase of property and equipment	(243,256)	(187,203)
Lending on notes receivable	(705,000)	(585,000)
Investment in Desert Created	–	(50,000)
Net cash used in investing activities	(948,256)	(822,203)

FINANCING ACTIVITIES
Net proceeds from the sale of common stock and warrants	2,604,355	–
Proceeds from exercise of warrants	–	3,941,201
Proceeds from exercise of stock options	56,625	572,709
Proceeds from notes payable	–	7,500,000
Payments on notes payable	(5,743,000)	(1,621,250)
Payments on Infinity Note – related party	–	(1,370,126)
Net cash (used in) provided by financing activities	(3,082,020)	9,022,534

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,164,262)	5,136,595
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,957,169	5,036,787
CASH AND CASH EQUIVALENTS, END OF PERIOD	$792,907	$10,173,382

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$206,765	$452,296
Cash paid for taxes	–	–

NON-CASH TRANSACTIONS
Deemed dividend from 8.5% Warrants repricing	$1,192,000	$–
Operating lease right-of-use asset / Operating lease liability	154,200	–
8.5% Note principal used to exercise 8.5% Warrants	–	507,000
8.5% Warrants recorded as debt discount and additional paid-in capital	–	5,366,000
Issuance of common stock for accrued stock payable	–	321,860
Issuance of common stock and warrants for investment in Desert Created	–	979,000
Portion of Dope Media Note related to reimbursed legal fees	–	15,000

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
April 1, 2019	36,222,752	$36,223	$57,774,054	$(56,301,642)	$1,508,635
Sale of common stock, net of issuance costs	3,000,000	3,000	503,614	–	506,614
Common stock issued for property and equipment	5,000	5	7,995	–	8,000
Common stock issued upon exercise of stock options	75,000	75	56,550	–	56,625
Stock options granted to employees and consultants	–	–	719,300	–	719,300
Net loss	–	$–	$–	$(2,894,802)	$(2,894,802)
June 30,2019	39,302,752	39,303	59,061,513	(59,196,444)	(95,628)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
April 1, 2018	35,433,990	$35,434	$45,346,504	$(39,280,576)	$6,101,362
Warrants issued with the 8.5% Notes	–	–	5,366,000	–	5,366,000
Common stock issued upon exercise of warrants	411,786	411	888,785	–	889,196
Common stock issued upon exercise of stock options	99,551	100	129,289	–	129,389
Stock options and warrants granted to employees and consultants	–	–	1,112,425	–	1,112,425
Net loss	–	–	–	(3,669,297)	(3,669,297)
June 30, 2018	35,945,327	$35,945	$52,843,003	$(42,949,873)	$9,929,075

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2019	36,222,752	$36,223	$56,303,061	$(51,787,947)	$4,551,337
Sale of common stock, net of issuance costs	3,000,000	3,000	503,614	–	506,614
Common stock issued for property and equipment	5,000	5	7,995	–	8,000
Common stock issued upon exercise of stock options	75,000	75	56,550	–	56,625
Stock options granted to employees and consultants	–	–	2,190,293	–	2,190,293
Net loss	–	–	–	(7,408,497)	(7,408,497)
June 30, 2019	39,302,752	$39,303	$59,061,513	$(59,196,444)	$(95,628)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2018	27,692,910	$27,693	$38,292,493	$(34,814,189)	$3,505,997
Common stock issued for MHPS acquisition	104,359	104	154,896	–	155,000
Common stock and warrants issued for Desert Created acquisition	75,000	75	978,925	–	979,000
Warrants issued with the 8.5% Notes	–	–	5,366,000	–	5,366,000
Common stock issued upon exercise of warrants	7,466,286	7,466	4,607,590	–	4,615,056
Common stock issued upon exercise of stock options	606,772	607	572,103	–	572,710
Stock options and warrants granted to employees and consultants	–	–	2,870,996	–	2,870,996
Net loss	–	–	–	(8,135,684)	(8,135,684)
June 30, 2018	35,945,327	$35,945	$52,843,003	$(42,949,873)	$9,929,075

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

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.  During the 6 months ended June 30, 2019, 76% of NBC’s revenue was with three customers.

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

Our CBD retail business, STOA Wellness, opened in July of 2019.  STOA Wellness offers a curated collection of high quality CBD products for athletes and general wellness.

Capital Investments and Real Estate (“Investments Segment”)

As a publicly traded company, we believe that we have access to capital that may not be available to businesses operating in the cannabis industry.  Accordingly, we may provide debt or equity capital through (a) loans or revolving lines of credit, (b) leasing real estate we own, or (c) investing in businesses using cash or shares of our common stock.

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the year ending December 31, 2019, or any other interim or future periods.

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

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for at least the twelve months from the date these condensed consolidated financial statements are issued.  Our cash of approximately $800,000 is not sufficient to absorb our operating losses and repay our debt of $1.1 million.  The warrants associated with this debt, if exercised, would provide sufficient funds to retire the debt; however, there is no guarantee that these warrants will be exercised.  Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful obtaining additional capital and (b) actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern.  While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances that we will be successful in such efforts.  Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Summary of Significant Accounting Policies

Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Notes Receivable

We classify our notes receivable as held for investment, because we have the intent and ability to hold our notes receivable to maturity or settlement.  Direct loan origination costs we incur are netted with loan origination fees we receive and the net amount, loan origination fees or costs, is included in notes receivable on the condensed consolidated balance sheets.  The loan origination fees or costs are amortized over the term of the underlying note receivable and included in interest income in the condensed consolidated statements of operations.  We record an allowance for credit losses, as needed, using the current expected credit losses impairment model (“CECL Model”).  The CECL Model requires us to consider relevant information about past events, current conditions, and reasonable and supportable forecasts of factors that affect the expected collectability of notes receivable.  There is no probability of loss threshold that must be met prior to recording an allowance for credit losses under the CECL Model.  We may assess notes receivable for impairment either on an aggregated basis, if they have sufficiently similar characteristics, or on an individual basis.  Increases or decreases to the allowance for credit losses, if any, are included in net loss in the condensed consolidated statements of operations.

Right-of-use Asset / Lease Liability

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842)” on January 1, 2019.  We first evaluated our leases to determine whether they are classified as a finance lease or as an operating lease.  A lease is a finance lease if any of the following criteria are met: (a) ownership transfers, (b) the lease includes an option to purchase the underlying asset, (c) the lease term is for the major part of the remaining economic life of the underlying asset, (d) the present value of the lease payments equals or exceeds the fair value of the underlying asset, or (e) the underlying asset is of a specialized nature that is expected to have no alternative use to the lessor at the end of the lease term.  All of our leases are classified as operating leases.  We then determined whether the short-term exemption applies; that is, is the lease term 12 months or less and does not include a purchase option whose exercise is reasonably certain.  If the short-term exemption applies then lease payments are recognized as expense and no asset or liability is recorded.  If the short-term exemption does not apply, then we recorded an operating lease right-of-use asset and a corresponding operating lease liability equal to the present value of the lease payments.  All of our leases entered into prior to 2019 met the short-term exemption, so modification to prior period financial position was is not required.  The two year commercial real estate lease we entered into in February 2019 did not meet the short-term exemption and, accordingly, we recorded the present value of the lease payments as a right-of-use asset and a lease liability in the condensed consolidated balance sheet.  We recognize rent expense on a straight-line basis over the life of the lease.

Fair Value of Financial Instruments

GAAP requires disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the consolidated balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including accounts receivable and accounts payable, the Company estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs consist of items that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

Level 1 – Quoted prices in active markets for identical assets or liabilities.  There are no fair valued assets or liabilities classified under Level 1 as of June 30, 2019 and December 31, 2018.

Level 2 – Observable prices that are based on inputs not quoted on active markets but corroborated by market data.  There are no fair valued assets or liabilities classified under Level 2 as of June 30, 2019 and December 31, 2018.

Level 3 – Unobservable inputs are used when little or no market data is available.  The fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 9).

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. In accordance with U.S. GAAP the fair value of these warrants is classified as a liability on the Company’s consolidated balance sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s consolidated statements of operations in each subsequent period.

The Company’s derivative liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs. In order to calculate fair value, the Company uses a standard Black-Scholes model.

Equity Instruments

Warrants with derivative features – When we raise capital by issuing warrants that do not have complex terms, they are recorded as additional paid in capital in our condensed consolidated balance sheet. When we issue warrants that have complex terms, such as a clause in which the warrant agreements contain a cash settlement provision whereby the holders could settle the warrants for cash upon a fundamental transaction that is considered outside of the control of management, such as a change of control, the warrants are considered to be a derivative that are recorded as a liability at fair value. The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as expense or gain. Equity issuance costs associated with a capital raise transaction are allocated between expense and additional paid-in capital based on the relative fair value of the instruments being issued. The expense is included in amortization of debt discount and equity issuance costs on the condensed consolidated statements of operations, and the equity allocation as a reduction of additional paid-in capital in our condensed consolidated balance sheet.

NOTE 2.   ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS

Our accounts receivable consisted of the following:

	June 30,	December 31,
	2019	2018
Accounts receivable	$516,288	$476,581
Less: Allowance for doubtful accounts	(166,000)	(61,000)
Total	$350,288	$415,581

We record bad debt expense when we conclude the credit risk of a customer indicates the amount due under the contract is not collectible.  We recorded bad debt expense of $71,262 and $43,101, respectively, during the three months ended June 30, 2019 and 2018 and $103,262 and $110,615, respectively, during the six months ended June 30, 2019 and 2018.

As of June 30, 2019 and December 31, 2018, prepaid expenses and other current assets includes $0 and $18,164 of unbilled revenue, respectively, representing amounts for services completed but not billed.

Our deferred revenue and customer deposit liability had the following activity:

Amount
January 1, 2019	$391,290
Additional deposits received	942,136
Less: Deposits recognized as revenue	(876,227)
June 30, 2019	$457,199

NOTE 3.   NOTES RECEIVABLE

As of June 30, 2019, our notes receivable consisted of the following:

CCR Note	$375,000
BB Note	100,000
BRB Note	300,000
Total principal	775,000
Unamortized loan origination fee	(12,256)
762,744
Less: Current portion	(399,438)
Long-term portion	$363,306

In March 2019, we agreed to loan $375,000 to Consolidated C.R., LLC (“CCR”) pursuant to the terms of a convertible promissory note (“CCR Note”), bearing interest at 12% per annum, collateralized by virtually all of the assets of CCR and a maturity date of November 2020.  We had a 90 day option to convert $250,000 of principal under the CCR Note into a 10% equity ownership of CCR. This option was not exercised and has expired.  CCR is a vertically integrated medical cannabis company located in San Juan, Puerto Rico.  As of June 30, 2019, we had loaned $375,000, of which $155,000 was loaned in the first quarter, to CCR under the CCR Note.  The CCR Note included a loan origination fee of $15,000, which is being recognized as interest income over the term of the agreement.

On January 3, 2019, we loaned $100,000 to Beacher Brewing, LLC (“BB”) pursuant to the terms of a promissory note (“BB Note”), bearing interest at 11% per annum and a maturity date of January 3, 2020.

On December 13, 2018, we loaned $50,000 to BRB Realty, LLC (“BRB”) pursuant to the terms of a promissory note (“BRB Note”), bearing interest at 13% per annum and a maturity date of June 12, 2019.  On January 19, 2019 the BRB Note was amended with an additional loan amount of $250,000 bearing an interest rate of 13% and a new maturity date of July 15, 2019.  On July 15, 2019, BRB Realty extended the maturity date, in accordance with the terms of the BRB Note, an additional six months with an increased interest rate to 15%.  The BRB Note included a loan origination fee of $5,000, which is being recognized as interest income over the term of the agreement.

NOTE 4.   OPERATING LEASE RIGHT-OF-USE ASSET / OPERATING LEASE LIABILITY

On February 1, 2019, we entered into a commercial real estate lease for 3,200 square feet of retail space in Greenvale, NY, with an initial term of two years and, at our option, two additional terms of five years each.  Rent is $7,000 per month, as well as our portion of real estate taxes and common area maintenance.  We determined the present value of the future lease payments using a discount rate of 8.5%, our incremental borrowing rate based on outstanding debt, resulting in an initial right-of-use asset and lease liability of $154,200, which are being applied ratably over the term of the lease.  As of June 30, 2019, the balance of the right-of-use asset and lease liability was $122,075.  Future remaining minimum lease payments were as follows:

Year ending December 31,	Amount
2019	$42,000
2020	84,000
2021	7,000
133,000
Less: Present value adjustment	(10,925)
Operating lease liability	$122,075

NOTE 5.   ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

	Amount	Number of Shares
December 31, 2018	$–	–
Employee stock award – accrual	54,670	20,248
June 30, 2019	$54,670	20,248

On January 31, 2019, we granted an employee $100,000 worth of our common stock, with half vesting over six months and half vesting over eighteen months.  Based on a stock price of $2.70 on the date of grant, the employee would receive 37,038 shares of our common stock upon vesting.  We are recognizing the value of the grant ratably over the vesting periods.

NOTE 6.   NOTES PAYABLE

Our notes payable consisted of the following:

	June 30,	December 31
	2019	2018
8.5% Notes	$1,106,000	$6,849,000
Unamortized debt discount	–	(1,575,094)
	1,106,000	5,273,906
Less: Current portion	(1,106,000)	(5,273,906)
Long-term portion	$–	$–

8.5% Notes

In April 2018, we completed a $7,500,000 private placement pursuant to a promissory note (“8.5% Notes”) and warrant purchase agreement (the “8.5% Agreement”) with certain accredited investors, bearing interest at 8.5%, with principal due May 1, 2019, and interest payable quarterly.  During the second quarter this note was extended to be due June 1, 2019.  On June 6, 2019, we made payments of approximately $5.7 million, leaving approximately $1 million outstanding.  The current note is in default, however we are in the process of re-negotiating the note.  In the event of default, the interest rate increases to 18%.  The 8.5% Notes are collateralized by a security interest in substantially all of our assets.  We may prepay the 8.5% Notes at any time, but in any event must pay at least one year of interest.

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

We received $7,500,000 of cash for issuing the 8.5% Notes.  The relative fair value of the 8.5% Warrants was recorded as a debt discount and additional paid-in capital of $5,366,000.  For the three months ended June 30, 2019 and 2018, respectively, amortization of debt discount includes $403,538 and $1,013,261. For the six months ended June 30, 2019 and 2018, amortization of debt discount expense was $1,575,094 and $1,457,178, respectively, from the 8.5% Notes.  The 8.5% Notes are otherwise treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 8.5% Warrants as of April 2018, were:

Current stock price	$ 4.18
Exercise price	$ 2.35
Risk-free interest rate	2.46%
Expected dividend yield	–
Expected term (in years)	2.0
Expected volatility	134%
Number of iterations	5

NOTE 7.   WARRANT DERIVATIVE LIABILITY

The 2019 Warrants have been accounted for as a derivative liability. The 2019 Warrant agreements contain a cash settlement provision whereby the holders could settle the warrants for cash based on the Black-Scholes value, upon certain fundamental transactions, as defined in the 2019 Warrant agreement, that are considered outside of the control of management, such as a change of control.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants:

	May 31, 2019	June 30, 2019
Number of shares underlying the warrants	3,000,000	3,000,000
Fair market value of stock	$0.95	$0.81
Exercise price	$1.30	$1.30
Volatility	133%	133%
Risk-free interest rate	1.93%	1.76%
Warrant life (years)	5.00	4.92

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Beginning balance	$–	$–	$–	$–
Recognition of warrant derivative liability on May 31, 2019	2,416,422	–	2,416,422	–
Change in fair value of warrants derivative liability	(401,862)	–	(401,862)	–
Ending balance	$2,014,560	$–	$2,014,560	$–

NOTE 8.   COMMITMENTS AND CONTINGENCIES

Legal

To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 9.   STOCKHOLDERS’ EQUITY

2019 Capital Raise

On May 31, 2019 we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants (“2019 Warrants”) to purchase shares of our common stock (together “2019 Units”) in a registered direct offering for $1.00 per 2019 Unit.  The 2019 Warrants have an exercise price of $1.30 per share and are exercisable for five years from the date of issuance. We received cash of $2,604,355 which is net of $395,645 of issuance costs, of which $318,681 is included as amortization of debt discount and equity issuance costs and $76,964 is included as a reduction of additional paid in capital. We used a portion of the net proceeds from the issuance of the 2019 Units to pay down the 8.5% Notes by $5,743,000, leaving $1,106,000 outstanding.

Share-based compensation

We use the fair value method to account for stock-based compensation.  We recorded $752,467 and $1,204,921 in compensation expense for the three months ended June 30, 2019 and 2018, respectively and $2,244,963 and $2,963,492 for the six months ended June 30, 2019 and 2018, respectively. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period.  The fair value of these instruments was calculated using the Black-Scholes option pricing method.

As of June 30, 2019, there was approximately $2,886,358 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of nine months.

Warrants

On May 31, 2019, we issued the 2019 Units at $1.00, which triggered the “down round” feature specified in the 8.5% Warrants.  As required by ASU 2017-11 “Earnings per Share (Topic 206)”, we calculated the difference between the 8.5% Warrants’ fair value on the date the down round feature was triggered using the original exercise price and the new exercise price.  The difference in fair value of the effect of the down round feature is reflected in our condensed consolidated financial statements as a deemed dividend and as a reduction to income available to common stockholders in the basic earnings per share calculation.

The underlying assumptions used in the binomial lattice model to determine the fair value of the 8.5% Warrants were:

	Pre-Trigger	Post-Trigger
Current stock price	$ 0.95	$ 0.95
Exercise price	$ 2.35	$ 1.00
Risk-free interest rate	2.21%	2.21%
Expected dividend yield	–	–
Expected term (in years)	0.89	0.89
Expected volatility	123%	123%
Number of iterations	5	5

NOTE 10.   SUBSEQUENT EVENTS

On July 18, 2019, we entered into a Promissory Note Purchase Agreement with SBI Investments LLC, 2014-1 (the “SBI”), (the “SBI Purchase Agreement”), pursuant to which we issued to SBI a Promissory Note (the “SBI Note”) in the aggregate principal face value amount of $850,000, with an original issuance discount of approximately 12%. The SBI Note bears interest at the rate of 10% per annum. The principal amount, including accrued but unpaid interest thereon, is due and payable on October 18, 2019. The SBI Purchase Agreement and related SBI Note contain certain events of default upon which, if uncured, may accelerate the due date and payment of the principal amount, including all accrued but unpaid interest.

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

Three months ended June 30

2019	Security	Operations	Consumer Goods	Investments	Total
Services	$507,556	$366,520	$–	$–	$874,076
Rent and interest	–	–	–	27,775	27,775
Product	–	426,122	28,892	–	455,014
Total Revenues	507,556	792,642	28,892	27,775	1,356,865
Costs and expenses	(594,336)	(859,236)	(388,688)	(1,648)	(1,843,908)
	$(86,780)	$(66,594)	$(359,796)	$26,127	(487,043)
Corporate					(2,407,759)
				Net loss	$(2,894,802)

2018	Security	Operations	Consumer Goods	Investments	Total
Service	$614,281	$391,185	$44,819	$–	$1,050,285
Product	–	11,102	53,154	–	64,256
Total revenue	614,281	402,287	97,973	–	1,114,541
Costs and expenses	(745,457)	(459,268)	(182,679)	–	(1,387,404)
Investment in Desert Created	–	–	–	(72,143)	(72,143)
	$(131,176)	$(56,981)	$(84,706)	$(72,143)	(345,006)
Corporate					(3,324,291)
				Net loss	$(3,669,297)

Six months ended June 30

2019	Security	Operations	Consumer Goods	Investments	Total
Services	$1,072,148	$614,303	$–	$–	$1,686,451
Rent and interest	–	–	–	42,596	42,596
Product	–	958,440	58,667	–	1,017,107
Total Revenues	1,072,148	1,572,743	58,667	42,596	2,746,154
Costs and expenses	(1,273,342)	(1,536,617)	(649,742)	(41,723)	(3,501,424)
	$(201,194)	$36,126	$(591,075)	$873	(755,270)
Corporate					(6,653,227)
				Net loss	$(7,408,497)

2018	Security	Operations	Consumer Goods	Investments	Total
Service	$1,166,258	$679,318	$98,088	$–	$1,943,664
Product	–	28,983	84,376	–	113,359
Total revenue	1,166,258	708,301	182,464	–	2,057,023
Costs and expenses	(1,503,946)	(879,743)	(381,553)	–	(2,765,242)
Investment in Desert Created	–	–	–	(925,472)	(925,472)
	$(337,688)	$(171,442)	$(199,089)	$(925,472)	(1,633,691)
Corporate					(6,501,993)
				Net loss	$(8,135,684)

	June 30,	December 31,
Total assets	2019	2018
Security	$493,621	$723,878
Operations	192,415	134,786
Consumer Goods	290,463	144,365
Investments	374,524	300,000
Corporate	3,112,911	9,439,196
	$4,463,934	$10,742,225

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

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.  During the six months ended June 30, 2019, 76% of NBC’s revenue was with three customers.

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

Our CBD retail business, STOA Wellness, opened in July of 2019.  STOA Wellness offers a curated collection of high quality CBD products for athletes and general wellness.

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

Consolidated Results

	Three months ended June 30,			Percent
	2019	2018	Change	Change
Revenues	$1,356,865	$1,114,541	$242,324	22%
Costs and expenses	(3,843,252)	(3,605,858)	(237,394)	7%
Other expense	(408,415)	(1,177,980)	769,565	(65)%
Net loss	$(2,894,802)	$(3,669,297)	$774,495	(21)%

	Six months ended June 30,			Percent
	2019	2018	Change	Change
Revenues	$2,746,154	$2,057,023	$689,131	34%
Costs and expenses	(8,463,197)	(7,714,822)	(748,375)	10%
Other expense	(1,691,454)	(2,477,885)	786,431	(32)%
Net loss	$(7,408,497)	$(8,135,684)	$727,187	(9)%

Revenues

Revenue increased for our Security, Operations and Investments segments, offset by a decrease in revenues in our Consumer Goods Segment.  See Segment discussions below for further details.

Costs and expenses

	Three months ended June 30,			Percent
	2019	2018	Change	Change
Cost of service revenues	$625,477	$807,257	$(181,780)	(23)%
Cost of goods sold	467,772	44,277	423,495	956%
Selling, general and administrative	1,458,390	1,164,459	293,931	25%
Share-based compensation	752,467	1,204,921	(452,454)	(38)%
Professional fees	482,798	347,352	135,446	39%
Depreciation and amortization	56,348	37,592	18,756	50%
	$3,843,252	$3,605,858	$237,394	7%

	Six months ended June 30,			Percent
	2019	2018	Change	Change
Cost of service revenues	$1,286,211	$1,588,288	$(302,077)	(19)%
Cost of goods sold	879,755	93,410	786,345	842%
Selling, general and administrative	2,895,026	2,106,637	788,389	37%
Share-based compensation	2,244,963	2,963,492	(718,529)	(24)%
Professional fees	1,057,959	892,462	165,497	19%
Depreciation and amortization	99,283	70,533	28,750	41%
	$8,463,197	$7,714,822	$748,375	10%

Cost of service revenues typically fluctuates with the changes in revenue for our Operations and Security Segments, while these costs are relatively fixed for Chiefton Design within our Consumer Goods Segment.  Cost of goods sold varies with changes in product sales, including a significant increase in products sold by our Operations Segment, which have smaller margins than products sold by our Consumer Goods Segment. See Segment discussions below for further details.

Selling, general and administrative expense increased in 2019 primarily due to increases for (a) salaries; (b) premiums for liability, and directors and officers insurance; (c) computer and internet costs; and (d) marketing costs.

Share-based compensation included the following:

	Three months ended June 30,			Percent
	2019	2018	Change	Change
Employee awards	$555,124	$687,142	$(132,018)	(19)%
Consulting awards	11,426	163,965	(152,539)	(93)%
Feinsod Agreement	185,917	353,814	(167,897)	(47)%
	$752,467	$1,204,921	$(452,454)	(38)%

	Six months ended June 30,			Percent
	2019	2018	Change	Change
Employee awards	$1,853,969	$1,410,227	$443,742	31%
Consulting awards	21,203	163,965	(142,762)	(87)%
Feinsod Agreement	369,791	1,389,300	(1,019,509)	(73)%
	$2,244,963	$2,963,492	$(718,529)	(24)%

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

Professional fees consist primarily of accounting and legal expenses and have increased slightly from 2019 due primarily to the cost of raising capital.

Other Expense

	Three months ended June 30,			Percent
	2019	2018	Change	Change
Amortization of debt discount and equity issuance costs	$722,219	$1,013,261	$(291,042)	(29)%
Interest expense	88,058	92,576	(4,518)	(5)%
Loss from Desert Created investment	–	72,143	(72,143)	(100)%
Gain on warrant derivative liability	(401,862)	–	(401,862)	(100)%
	$408,415	$1,177,980	$(769,565)	(65)%

	Six months ended June 30,			Percent
	2019	2018	Change	Change
Amortization of debt discount and equity issuance costs	$1,893,775	$1,457,178	$436,597	30%
Interest expense	199,541	95,235	104,306	110%
Loss from Desert Created investment	–	119,972	(119,972)	(100)%
Impairment of Desert Created investment	–	805,500	(805,500)	(100)%
Gain on warrant derivative liability	(401,862)	–	(401,862)	(100)%
	$1,691,454	$2,477,885	$(786,431)	(32)%

Amortization of debt discount and equity issuance costs generally varies with our debt balance and, in 2019, includes $318,681 of equity issuance costs from the 2019 Warrants. Interest expense varied between 2019 and 2018 due to the payoff of the 12% Notes in January 2018, the payoff of the Infinity Note in February 2018, and the issuance of the 8.5% Notes in April 2018. We recognized equity issuance costs in conjunction with our registered direct offering in May 2019. The loss on investment in Desert Created is our 50% share of the net loss of Desert Created during the three quarters September 30, 2018. The impairment of Desert Created occurred primarily because the agreement was priced in November 2017, however, the transaction did not close until January 2018. In the interim, our stock price increased substantially, thus the consideration we paid, in equity instruments, was higher than the fair value of the investment received. In October 2018, we sold our 50% interest to DNFC for cash consideration of $23,045 and, accordingly, impaired the remaining balance. The gain on warrant derivative liability reflects the change in fair value of the 2019 Warrants.

Security and Cash Transportation Services

	Three months ended June 30,			Percent
	2019	2018	Change	Change
Revenues	$507,556	$614,281	$(106,725)	(17)%
Costs and expenses	(594,337)	(745,457)	151,120	(20)%
	$(86,781)	$(131,176)	$44,395	(34)%

	Six months ended June 30,			Percent
	2019	2018	Change	Change
Revenues	$1,072,148	$1,166,258	$(94,110)	(8)%
Costs and expenses	(1,273,342)	(1,503,946)	230,604	(15)%
	$(201,194)	$(337,688)	$136,494	(40)%

Revenues decreased in 2019 primarily from the loss of several clients in 2019.  Costs and expenses typically vary with changes in revenue, however, the decrease in 2019 compared to 2018 was due primarily to lower overtime hours, along with a decrease in legal fees in 2019.

Operations Consulting and Products

	Three months ended June 30,			Percent
	2019	2018	Change	Change
Revenues	$792,642	$402,287	$390,355	97%
Costs and expenses	(859,236)	(459,268)	(399,968)	87%
	$(66,594)	$(56,981)	$(9,613)	17%

	Six months ended June 30,			Percent
	2019	2018	Change	Change
Revenues	$1,572,743	$708,301	$864,442	122%
Costs and expenses	(1,536,617)	(879,743)	(656,874)	75%
	$36,126	$(171,442)	$207,568	(121)%

Increased revenues in 2019 primarily related to increased product sales and license application success fees, offset by a decrease in recurring consulting fees.  The higher margin is due to a success fee received in the first quarter and product orders with higher margins associated with their contracts. Costs and expenses increased in 2019 due to increased product sales, offset by a reduction in employee costs.

Consumer Goods and Marketing Consulting

	Three months ended June 30,			Percent
	2019	2018	Change	Change
Revenues	$28,892	$97,973	$(69,081)	(71)%
Costs and expenses	(388,688)	(182,679)	(206,009)	113%
	$(359,796)	$(84,706)	$(275,090)	325%

	Six months ended June 30,			Percent
	2019	2018	Change	Change
Revenues	$58,667	$182,464	$(123,797)	(68)%
Costs and expenses	(649,742)	(381,553)	(268,189)	70%
	$(591,075)	$(199,089)	$(391,986)	197%

The decrease in revenues is due to no revenue from custom design projects in 2019 and a decrease in product sales.  Costs and expenses vary with changes in product sales, product mix, and inventory adjustments.  Revenue derived from services has a higher margin than revenues derived from product sales.  In 2019, a larger percentage of revenues came from product sales, increasing the costs related to these sales.  Additionally, there was an increase in expense due to the opening of the STOA Wellness retail location in New York.

Investments

	Three months ended June 30,			Percent
	2019	2018	Change	Change
Revenues	$27,775	$–	$27,775	100%
Costs and expenses	(1,648)	–	(1,648)	(100)%
Investment in Desert Created	–	(72,143)	72,143	(100)%
	$26,127	$(72,143)	$98,270	(136)%

	Six months ended June 30,			Percent
	2019	2018	Change	Change
Revenues	$42,596	$–	$42,596	100%
Costs and expenses	(41,723)	–	(41,723)	(100)%
Investment in Desert Created	–	(925,472)	925,472	(100)%
	$873	$(925,472)	$926,345	(100)%

The increase in revenues in 2019 is related to three new notes receivables that were executed during the six months ended June 30, 2019.  All revenue is from interest and loan origination fees related to these new notes.  The investment in Desert Created includes an $805,500 impairment charge and our share of their net loss of $119,972.

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

In May 2019, we raised approximately $3 million by issuing three million shares of our common stock and three million warrants (“2019 Warrants”) to purchase shares of our common stock (together “2019 Units”) in a registered direct offering for $1.00 per 2019 Unit.  The 2019 Warrants have an exercise price of $1.30 per share and are exercisable for five years from the date of issuance.  We received cash of $2,604,355 which is net of $395,645 of issuance costs.

In April 2018, we completed a $7,500,000 private placement pursuant to a promissory note (“8.5% Notes”) and warrant purchase agreement (the “8.5% Agreement”) with certain accredited investors, bearing interest at 8.5%, with principal due May 1, 2019, and interest payable quarterly. During the second quarter this note was extended to be due June 1, 2019.  On June 6, 2019, we made payments of approximately $5.7 million, leaving approximately $1 million outstanding.  The current note is in default, however we are in the process of re-negotiating the note. The proceeds were made available for general working capital purposes and acquisitions.

Sources and uses of cash

We had cash of approximately $800,000 and $8.0 million, respectively, as of June 30, 2019 and December 31, 2018.  Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(3,133,986)	$(3,063,736)
Net cash used in investing activities	(948,256)	(822,203)
Net cash (used in) provided by financing activities	(3,082,020)	9,022,534

Net cash used in operating activities increased in 2019 by $70,250 compared to 2018, primarily due to additional cash-based expenses, such as salaries for additional personal.

Net cash used in investing activities in 2019 relates primarily to issuing notes receivable, along with purchasing fixed assets.  2018 expenditures were for fixed assets.

Net cash used in financing activities related to the payoff of the notes payable, offset by a capital raise done in May 2019. Net cash provided by financing activities in 2018 related to the exercise of warrants and options offset by paying off debt.

Capital Resources

We have no material commitments for capital expenditures as of June 30, 2019.  Part of our growth strategy, however, is to acquire businesses and real estate, and provide debt or equity capital to third parties.  We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

Non-GAAP Financial Measures

Adjusted EBITDA per share is a non-GAAP financial measure. We define Adjusted EBITDA per share as (a) net income (loss) attributable to common stockholders calculated in accordance with GAAP, adjusted for the impact of share-based expense, depreciation and amortization, impairment of investments, amortization of debt discounts and equity issuance costs, interest expense, income taxes and certain other non-cash items; divided by (b) the weighted average shares outstanding, adjusted for the shares related to the calculation of Adjusted EBITDA. Below we have provided a reconciliation of Adjusted EBITDA per share to the most directly comparable GAAP measure.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(4,086,802)	$(3,669,297)	$(8,600,497)	$(8,135,684)
Adjustments:
Share-based expense	752,467	1,204,921	2,244,963	2,963,492
Depreciation and amortization	56,348	37,592	99,283	70,533
Amortization of debt discount and equity issuance costs	722,219	1,013,261	1,893,775	1,457,178
Interest expense	88,058	92,576	199,541	95,235
Gain on warrant derivative liability	(401,862)	–	(401,862)	–
Loss on investment in Desert Created	–	72,143	–	119,972
Impairment of Desert Created investment	–	–	–	805,500
Total adjustments	1,217,230	2,420,493	4,035,700	5,511,910
Adjusted EBITDA	$(2,869,572)	$(1,248,804)	$(4,564,797)	$(2,623,774)

Per share:
Net loss – Basic and Diluted	$(0.11)	$(0.10)	$(0.23)	$(0.23)
Adjusted EBITDA – Basic and Diluted	(0.08)	(0.04)	(0.12)	(0.08)

Weighted-average shares outstanding:
Net loss – Basic and Diluted	37,254,071	35,574,099	38,032,533	34,876,133
Adjusted EBITDA – Basic and Diluted	36,222,752	34,952,423	37,001,214	34,257,927

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that its internal control over financial reporting was effective as of June 30, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Revenue from our largest customers have historically accounted for a significant amount of our business.  For instance, during the second quarter of 2019, 76% of NBC’s revenue was with three customers, which comprised approximately 44% of our total consolidated revenue for such quarter.  During the second quarter of 2019, approximately 64% of our revenue was derived from the delivery of services, for which we have contracts, and approximately 34% was derived from the sale of products.  Generally, our agreements with our customers for services allow them to terminate service with a limited notification period, while product sales agreements do not include any minimum or continuing obligations to purchase our products.  We cannot assure you that our largest customers will not terminate services or cease purchasing our products in favor of other service and/or product providers, significantly reduce orders, or seek price reductions in the future.  Any such event could have a material adverse effect on our revenue, profitability and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits
4.1	Form of Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 4, 2019.
10.1	Form of Securities Purchase Agreement, dated May 31, 2019, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 4, 2019.
10.2	Registrant’s Current Report on Form 8-K filed July 24, 2019.
10.3	Report on Form 8-K filed July 24, 2019.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORP

Date: August 8, 2019	/s/ Michael Feinsod
Michael Feinsod, Chief Executive Officer
Principal Executive Officer

/s/ Brian Andrews
Brian Andrews, Chief Financial Officer
Principal Financial and Accounting Officer