Form 10-Q
period 2019-09-30
GENERAL CANNABIS CORP
filed 2019-11-08
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORP

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

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
Accelerated filer ☑

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐       No  ☑

As of November 4, 2019, there were 39,497,480 issued and outstanding shares of the Company’s common stock.

GENERAL CANNABIS CORP

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$631,891	$7,957,169
Accounts receivable, net	373,470	415,581
Prepaid expenses and other current assets	683,461	440,890
Inventory	141,268	123,263
Notes receivable, net – current portion	400,000	50,000
Total current assets	2,230,090	8,986,903

Note receivable, net	365,820	–
Operating lease right-of-use asset	102,800	–
Property and equipment, net	1,662,594	1,463,075
Intangible assets, net	–	42,247
Investment	250,000	250,000
Total Assets	$4,611,304	$10,742,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$794,176	$525,692
Interest payable	116,521	–
Deferred revenue and customer deposits	756,549	391,290
Accrued stock payable	88,200	–
Notes payable, net of discount	2,250,594	5,273,906
Operating lease liability – current portion	83,525	–
Warrant derivative liability	1,593,720	–
Total current liabilities	5,683,285	6,190,888

Operating lease liability	19,275	–
Total liabilities	5,702,560	6,190,888

Commitments and Contingencies (Note 8)

Stockholders’ (Deficit) Equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	–	–
Common Stock, $0.001 par value; 100,000,000 shares authorized; 39,497,480 and 36,222,752 shares issued and outstanding as of September 30, 2019 and December 31, 2018	39,498	36,223
Additional paid-in capital	60,320,012	56,303,061
Accumulated deficit	(61,450,766)	(51,787,947)
Total Stockholders’ (Deficit) Equity	(1,091,256)	4,551,337

Total Liabilities and Stockholders’ Equity	$4,611,304	$10,742,225

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
REVENUES
Service	$1,138,566	$1,050,752	$2,825,017	$2,994,416
Rent and interest	28,597	16,858	71,193	16,858
Product Sales	311,601	29,437	1,328,708	142,796
Total revenues	1,478,764	1,097,047	4,224,918	3,154,070

COSTS AND EXPENSES
Cost of service revenues	676,494	805,664	1,962,705	2,393,952
Cost of goods sold	280,543	52,601	1,160,298	146,011
Selling, general and administrative	1,622,882	1,091,988	4,517,908	3,198,625
Share-based expense	768,079	1,289,408	3,013,042	4,252,900
Professional fees	299,818	275,516	1,357,777	1,167,978
Depreciation and amortization	47,536	38,732	146,819	109,265
Total costs and expenses	3,695,352	3,553,909	12,158,549	11,268,731

OPERATING LOSS	(2,216,588)	(2,456,862)	(7,933,631)	(8,114,661)

OTHER (INCOME) EXPENSE
Amortization of debt discount and equity issuance costs	83,094	1,557,760	1,976,869	3,014,938
Loss on extinguishment of debt	298,500	–	298,500	–
Interest expense, net	76,980	119,097	276,521	214,332
Gain on warrant derivative liability	(420,840)	–	(822,702)	–
Loss from Desert Created investment	–	62,164	–	182,136
Impairment of Desert Created investment	–	18,319	–	823,819
Total other expense, net	37,734	1,757,340	1,729,188	4,235,225

NET LOSS	$(2,254,322)	$(4,214,202)	$(9,662,819)	$(12,349,886)
Deemed dividend	–	–	(1,192,000)	–

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,254,322)	$(4,214,202)	$(10,854,819)	$(12,349,886)

PER SHARE DATA – Basic and diluted
Net loss attributable to common stockholders per share	$(0.06)	$(0.12)	$(0.28)	$(0.35)
Weighted average number of common shares outstanding	39,402,594	36,013,107	38,106,781	34,921,388

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(9,662,819)	$(12,349,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	1,976,869	3,014,938
Loss on extinguishment of debt	298,500	–
Depreciation and amortization expense	146,819	109,265
Amortization of loan origination fees	(10,820)	–
Bad debt expense	116,761	82,615
Impairment of Desert Created investment	–	823,819
Loss from Desert Created investment	–	182,136
Gain on warrant derivative liability	(822,702)	–
Share-based expense	3,013,042	4,252,900
Changes in operating assets and liabilities:
Accounts receivable	(74,650)	(57,931)
Prepaid expenses and other assets	(242,571)	395,323
Inventory	(18,005)	(67,574)
Accounts payable and other current liabilities	750,264	(467,451)
Net cash used in operating activities:	(4,529,312)	(4,081,846)

INVESTING ACTIVITIES
Purchase of property and equipment	(296,091)	(197,710)
Lending on notes receivable	(705,000)	(585,000)
Proceeds on note receivable	–	600,000
Investment in Desert Created	–	(50,000)
Net cash used in investing activities	(1,001,091)	(232,710)

FINANCING ACTIVITIES
Net proceeds from the sale of common stock and warrants	2,604,355	–
Proceeds from exercise of warrants	–	3,985,197
Proceeds from exercise of stock options	188,770	625,595
Proceeds from notes payable	1,155,000	7,500,000
Payments on notes payable	(5,743,000)	(1,621,250)
Payments on Infinity Note – related party	–	(1,370,126)
Net cash (used in) provided by financing activities	(1,794,875)	9,119,416

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,325,278)	4,804,860
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,957,169	5,036,787
CASH AND CASH EQUIVALENTS, END OF PERIOD	$631,891	$9,841,647

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$209,777	$334,365

NON-CASH TRANSACTIONS
Deemed dividend from 8.5% Warrants repricing	$1,192,000	$–
Operating lease right-of-use asset / Operating lease liability	154,200	–
12% Warrants recorded as debt discount and loss on extinguishment of debt	392,000
8.5% Note principal used to exercise 8.5% Warrants	–	604,000
8.5% Warrants recorded as debt discount and additional paid-in capital	–	5,366,000
Issuance of common stock for accrued stock payable	–	321,860
Issuance of common stock and warrants for investment in Desert Created	–	979,000

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
June 30, 2019	39,302,752	$39,303	$59,061,513	$(59,196,444)	$(95,628)
Warrants issued with the 12% Notes	–	–	392,000	–	392,000
Common stock issued upon exercise of stock options	194,728	195	131,950	–	132,145
Stock options granted to employees and consultants	–	–	734,549	–	734,549
Net loss	–	$–	$–	$(2,254,322)	$(2,254,322)
September 30, 2019	39,497,480	39,498	60,320,012	(61,450,766)	(1,091,256)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
June 30, 2018	35,945,327	$35,945	$52,843,025	$(42,949,873)	$9,929,097
Issuance of common stock	25,000	25	92,475	–	92,500
Common stock issued upon exercise of warrants	60,000	60	140,940	–	141,000
Common stock issued upon exercise of stock options	27,500	28	52,832	–	52,860
Stock options and warrants granted to employees and consultants	–	–	1,289,408	–	1,289,408
Net loss	–	$–	$–	$(4,214,202)	$(4,214,202)
September 30, 2018	36,057,827	36,058	54,418,680	(47,164,075)	7,290,663

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
December 31, 2018	36,222,752	$36,223	$56,303,061	$(51,787,947)	$4,551,337
Sale of common stock, net of issuance costs	3,000,000	3,000	503,615	–	506,615
Warrants issued with the 12% Notes	–	–	392,000	–	392,000
Common stock issued for property and equipment	5,000	5	7,995	–	8,000
Common stock issued upon exercise of stock options	269,728	270	188,500	–	188,770
Stock options granted to employees and consultants	–	–	2,924,841	–	2,924,841
Net loss	–	–	–	(9,662,819)	(9,662,819)
September 30, 2019	39,497,480	$39,498	$60,320,012	$(61,450,766)	$(1,091,256)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
December 31, 2017	27,692,910	$27,693	$38,292,493	$(34,814,189)	$3,505,997
Issuance of common stock	25,000	25	92,475	–	92,500
Common stock issued for MHPS acquisition	104,359	104	154,896	–	155,000
Common stock and warrants issued for Desert Created acquisition	75,000	75	978,925	–	979,000
Warrants issued with the 8.5% Notes	–	–	5,366,000	–	5,366,000
Common stock issued upon exercise of warrants	7,526,286	7,526	4,748,531	–	4,756,057
Common stock issued upon exercise of stock options	634,272	635	624,960	–	625,595
Stock options and warrants granted to employees and consultants	–	–	4,160,400	–	4,160,400
Net loss	–	–	–	(12,349,886)	(12,349,886)
September 30, 2018	36,057,827	$36,058	$54,418,680	$(47,164,075)	$7,290,663

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

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.  During the 3 and 9 months ended September 30, 2019, 82% of NBC’s revenue was with three customers and 61% of NBC’s revenue was with two customers, respectively.

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the year ending December 31, 2019, or any other interim or future periods.

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

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for at least the twelve months from the date these condensed consolidated financial statements are issued.  Our cash of approximately $600,000 is not sufficient to absorb our operating losses and repay our debt of $2.4 million.  The warrants associated with this debt, if exercised, would provide sufficient funds to retire the debt; however, there is no guarantee that these warrants will be exercised.  Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful obtaining additional capital and (b) actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern.  While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances that we will be successful in such efforts.  Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Level 1 –	Quoted prices in active markets for identical assets or liabilities. There are no fair valued assets or liabilities classified under Level 1 as of September 30, 2019 and December 31, 2018.

Level 2 –

Observable prices that are based on inputs not quoted on active markets but corroborated by market data.  There are no fair valued assets or liabilities classified under Level 2 as of September 30, 2019 and December 31, 2018.

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

Modification of Notes Payable

When we change the terms of existing notes payable subsequent to the maturity date, we evaluate the amendments under ASC 470-50, Debt Modification and Extinguishment to determine whether the change should be treated as a debt extinguishment or as a debt modification. This evaluation includes analyzing whether there are significant and consequential changes to the economic substance of the note. If the change is deemed insignificant then the change is considered a debt modification, whereas if the change is substantial the change is reflected as a debt extinguishment. If determined to be a debt extinguishment, the difference between the fair value of the new instrument compared to the original instrument is reflected as a gain or loss on extinguishment of debt.

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

NOTE 2.   ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS

Our accounts receivable consisted of the following:

	September 30,	December 31,
	2019	2018
Accounts receivable	$551,470	$476,581
Less: Allowance for doubtful accounts	(178,000)	(61,000)
Total	$373,470	$415,581

We record bad debt expense when we conclude the credit risk of a customer indicates the amount due under the contract is not collectible. We recorded bad debt expense (recovery) of $13,499 and $(28,000), respectively, during the three months ended September 30, 2019 and 2018 and $116,761 and $82,615, respectively, during the nine months ended September 30, 2019 and 2018.

As of September 30, 2019 and December 31, 2018, prepaid expenses and other current assets includes $0 and $18,164 of unbilled revenue, respectively, representing amounts for services completed but not billed.

Our deferred revenue and customer deposit liability had the following activity:

Amount
December 31, 2018	$391,290
Additional deposits received	1,925,859
Less: Deposits recognized as revenue	(1,560,600)
September 30, 2019	$756,549

NOTE 3.  NOTES RECEIVABLE

As of September 30, 2019, our notes receivable consisted of the following:

CCR Note	$375,000
BB Note	100,000
BRB Note	300,000
Total principal	775,000
Unamortized loan origination fee	(9,180)
765,820
Less: Current portion	(400,000)
Long-term portion	$365,820

In March 2019, we agreed to loan $375,000 to Consolidated C.R., LLC (“CCR”) pursuant to the terms of a convertible promissory note (“CCR Note”), bearing interest at 12% per annum, collateralized by virtually all of the assets of CCR and a maturity date of November 2020. CCR is a vertically integrated medical cannabis company located in San Juan, Puerto Rico.  As of September 30, 2019, we had loaned $375,000, of which $155,000 was loaned in the first quarter, to CCR under the CCR Note.  The CCR Note included a loan origination fee of $15,000, which is being recognized as interest income over the term of the agreement.

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

NOTE 4.  OPERATING LEASE RIGHT-OF-USE ASSET / OPERATING LEASE LIABILITY

On February 1, 2019, we entered into a commercial real estate lease for 3,200 square feet of retail space in Greenvale, NY, with an initial term of two years and, at our option, two additional terms of five years each.  Rent is $7,000 per month, as well as our portion of real estate taxes and common area maintenance.  We determined the present value of the future lease payments using a discount rate of 8.5%, our incremental borrowing rate based on outstanding debt, resulting in an initial right-of-use asset and lease liability of $154,200, which are being applied ratably over the term of the lease.  As of September 30, 2019, the balance of the right-of-use asset and lease liability was $102,800.  Future remaining minimum lease payments were as follows:

Year ending December 31,	Amount
2019	$21,000
2020	84,000
2021	7,000
112,000
Less: Present value adjustment	(9,200)
Operating lease liability	$102,800

NOTE 5.  ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

	Amount	Number of Shares
December 31, 2018	$–	–
Employee stock award – accrual	88,200	32,667
September 30, 2019	$88,200	32,667

On January 31, 2019, we granted an employee $100,000 worth of our common stock, with half vesting over six months and half vesting over eighteen months.  Based on a stock price of $2.70 on the date of grant, the employee would receive 37,038 shares of our common stock upon vesting.  We are recognizing the value of the grant ratably over the vesting periods.

NOTE 6.  NOTES PAYABLE

Our notes payable consisted of the following:

	September 30,	December 31
	2019	2018
2019 12% Notes	$1,506,000	$–
8.5% Notes	–	6,849,000
SBI Note	855,000	–
Unamortized debt discount	(110,406)	(1,575,094)
	2,250,594	5,273,906
Less: Current portion	(2,250,594)	(5,273,906)
Long-term portion	$–	$–

2019 12% Notes

In September 2019, we completed a private placement with certain accredited investors pursuant to (a) a senior unsecured promissory note, bearing interest at 12% payable quarterly, with principal due October 31, 2020, with an option for the holder to extend the due date to October 31, 2021 (“2019 12% Notes”) and (b) warrants with an exercise price of $1.30 per share and a life of 1.1 years; however, if we prepay at any time the life extends to October 31, 2022 (“2019 12% Warrants”) (combined the “2019 12% Agreements”). We may prepay the 2019 12% Notes at any time, but in any event must pay at least one year of interest.

We issued an aggregate of $1,506,000 under the 2019 12% Notes and warrants to purchase an aggregate of 1,506,000 shares of common stock. $400,000 was received in cash and $1,106,000 from modifying the outstanding principal under the 8.5% Notes; see 8.5% Notes below. The change in terms of the 8.5% Notes is treated as a debt extinguishment and the fair value of the warrants of $298,500 is included in our condensed consolidated statement of operations and as additional paid-in capital.

The relative fair value of the 2019 12% Warrants was recorded as a debt discount and additional paid-in capital of $93,500.  For the three and nine months ended September 30, 2019, amortization of debt discount includes $2,297. The 2019 12% Notes are otherwise treated as conventional debt.

For purposes of determining the loss on extinguishment of debt and the debt discount, the underlying assumptions used in the Black-Scholes model to determine the fair value of the 2019 12% Warrants were:

Current stock price	$ 0.82 - 0.92
Exercise price	$ 1.30
Risk-free interest rate	1.63 - 1.68%
Expected dividend yield	–
Expected term (in years)	1.10
Expected volatility	124%

8.5% Notes

In April 2018, we completed a $7,500,000 private placement pursuant to a promissory note (“8.5% Notes”) and warrant purchase agreement (the “8.5% Agreement”) with certain accredited investors, bearing interest at 8.5%, with principal due May 1, 2019, and interest payable quarterly.  During the second quarter this note was extended to be due June 1, 2019.  On June 6, 2019, we made payments of approximately $5.7 million, leaving approximately $1.1 million outstanding. In the event of default, the interest rate increases to 18%.  The 8.5% Notes are collateralized by a security interest in substantially all of our assets.  We may prepay the 8.5% Notes at any time, but in any event must pay at least one year of interest.  In September 2019, we modified the debt agreement into the 2019 12% Notes.

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

We received $7,500,000 of cash for issuing the 8.5% Notes.  The relative fair value of the 8.5% Warrants was recorded as a debt discount and additional paid-in capital of $5,366,000.  For the three months ended September 30, 2019 and 2018, respectively, amortization of debt discount includes $0 and $1,013,261. For the Nine months ended September 30, 2019 and 2018, amortization of debt discount expense was $1,575,094 and $1,457,178, respectively, from the 8.5% Notes.  The 8.5% Notes are otherwise treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 8.5% Warrants as of April 2018, were:

Current stock price	$ 4.18
Exercise price	$ 2.35
Risk-free interest rate	2.46%
Expected dividend yield	–
Expected term (in years)	2.0
Expected volatility	134%
Number of iterations	5

SBI Debt

In July 2019, we completed a $855,000 private placement pursuant to a promissory note (“SBI Note”) with a certain accredited investor, bearing interest at 10%, with principal due October 17, 2019, and interest due at maturity.  On October 18, 2019, the maturity date was extended to November 15, 2019, in exchange for 50,000 options to purchase shares of our common stock, with an exercise price of $1.00 per share and an exercise period of two years from date of grant.

We received $755,000 of cash for issuing the SBI Note and the difference between the cash received and the principal amount was recorded as a debt discount of $100,000. For the three and nine months ended September 30, 2019 amortization of debt discount includes $80,797.

NOTE 7.  WARRANT DERIVATIVE LIABILITY

The 2019 Warrants, issued with the 2019 Capital Raise, are accounted for as a derivative liability.  The 2019 Warrant agreements contain a cash settlement provision whereby the holders could settle the warrants for cash based on the Black-Scholes value, upon certain fundamental transactions, as defined in the 2019 Warrant agreement, that are considered outside of the control of management, such as a change of control.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants:

	May 31, 2019	September 30, 2019
Number of shares underlying the warrants	3,000,000	3,000,000
Fair market value of stock	$0.95	$0.69
Exercise price	$1.30	$1.30
Volatility	133%	125%
Risk-free interest rate	1.93%	1.55%
Warrant life (years)	5.00	4.67

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Beginning balance	$2,014,560	$–	$–	$–
Recognition of warrant derivative liability on May 31, 2019	–	–	2,416,422	–
Change in fair value of warrants derivative liability	(420,840)	–	(822,702)	–
Ending balance	$1,593,720	$–	$1,593,720	$–

NOTE 8.   COMMITMENTS AND CONTINGENCIES

Legal

To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened.

NOTE 9.   STOCKHOLDERS’ EQUITY

2019 Capital Raise

On May 31, 2019 we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants (“2019 Warrants”) to purchase shares of our common stock (together “2019 Units”) in a registered direct offering for $1.00 per 2019 Unit (combined the “2019 Capital Raise”).  The 2019 Warrants have an exercise price of $1.30 per share and are exercisable for five years from the date of issuance.  We received cash of $2,604,355 which is net of $395,645 of issuance costs, of which $318,681 is included as amortization of debt discount and equity issuance costs and $76,964 is included as a reduction of additional paid in capital. We used a portion of the net proceeds from the issuance of the 2019 Units to pay down the 8.5% Notes by $5,743,000, leaving $1,106,000 outstanding.

Share-based compensation

We use the fair value method to account for stock-based compensation.  We recorded $768,079 and $1,289,408 in compensation expense, for the three months ended September 30, 2019 and 2018, respectively and $3,013,042 and $4,252,900, for the nine months ended September 30, 2019 and 2018, respectively.  This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period.  The fair value of these instruments was calculated using the Black-Scholes option pricing method.

As of September 30, 2019, there was approximately $1,630,009 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of nine months.

Feinsod Employment Agreement

On August 6, 2019, we entered into an agreement (the “Feinsod Agreement”) with Michael Feinsod for his permanent service as our Chief Executive Officer. Pursuant to the agreement, Mr. Feinsod received 1,000,000 stock options that vest when our stock price has a trading price of equal to or above $4.51 per share for five consecutive days. The options have an exercise price of $0.83 per share and a ten-year life. These options were issued under the Incentive Plan. The options were valued using the Monte Carlo method.

The underlying assumptions used in the Monte Carlo simulations to determine the fair value of options were:

August 6, 2019
Current stock price	$ 0.83
Exercise price	$ 0.83
Vesting goal	$ 4.51
Risk-free interest rate	1.73%
Expected term (in years)	10
Expected volatility	123%

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

NOTE 10.   SUBSEQUENT EVENTS

As disclosed in Note 6, Notes Payable, we and SBI agreed to extend the maturity date of the SBI Note to November 15, 2019.

NOTE 11.   SEGMENT INFORMATION

Our operations are organized into four segments: Security and Cash Transportation Services; Operations Consulting and Products; Consumer Goods and Marketing Consulting; and Capital Investments and Real Estate.  All revenue originates, and all assets are located in the United States.

Three months ended September 30

2019	Security	Operations	Consumer Goods	Investments	Total
Services	$524,525	$614,041	$–	$–	$1,138,566
Rent and interest	–	–	–	28,597	28,597
Product	–	220,293	91,308	–	311,601
Total Revenues	524,525	834,334	91,308	28,597	1,478,764
Costs and expenses	(647,935)	(784,844)	(332,307)	–	(1,765,086)
	$(123,410)	$49,490	$(240,999)	$28,597	(286,322)
Corporate					(1,968,000)
				Net loss	$(2,254,322)

2018	Security	Operations	Consumer Goods	Investments	Total
Service	$689,930	$338,672	$22,150	$–	$1,050,752
Rent and interest	–	–	–	16,858	16,858
Product	–	6,533	22,904	–	29,437
Total revenue	689,930	345,205	45,054	16,858	1,097,047
Costs and expenses	(724,558)	(358,556)	(190,636)	–	(1,273,750)
Investment in Desert Created	–	–	–	(80,483)	(80,483)
	$(34,628)	$(13,351)	$(145,582)	$(63,625)	(257,186)
Corporate					(3,957,016)
				Net loss	$(4,214,202)

Nine months ended September 30

2019	Security	Operations	Consumer Goods	Investments	Total
Services	$1,596,673	$1,228,344	$–	$–	$2,825,017
Rent and interest	–	–	–	71,193	71,193
Product	–	1,178,733	149,975	–	1,328,708
Total Revenues	1,596,673	2,407,077	149,975	71,193	4,224,918
Costs and expenses	(1,921,277)	(2,321,461)	(982,049)	(41,723)	(5,266,510)
	$(324,604)	$85,616	$(832,074)	$29,470	(1,041,592)
Corporate					(8,621,227)
				Net loss	$(9,662,819)

2018	Security	Operations	Consumer Goods	Investments	Total
Service	$1,856,188	$1,017,990	$120,238	$–	$2,994,416
Rent and interest	–	–	–	16,858	16,858
Product	–	35,516	107,280	–	142,796
Total revenue	1,856,188	1,053,506	227,518	16,858	3,154,070
Costs and expenses	(2,228,504)	(1,238,299)	(572,189)	–	(4,038,992)
Investment in Desert Created	–	–	–	(1,005,955)	(1,005,955)
	$(372,316)	$(184,793)	$(344,671)	$(989,097)	(1,890,877)
Corporate					(10,459,009)
				Net loss	$(12,349,886)

	September 30,	December 31,
Total assets	2019	2018
Security	$468,933	$723,878
Operations	610,578	134,786
Consumer Goods	291,434	144,365
Investments	389,100	300,000
Corporate	2,851,259	9,439,196
	$4,611,304	$10,742,225

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

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.  During the three and nine months ended September 30, 2019, 82% of NBC’s revenue was with three customers and 61% of NBC’s revenue was with two customers.

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

Developments in 2019

Security – Our security business, IPG, continues to find success expanding into the California market, with a recent shift in focus to the greater Los Angeles area.  We also left the northern California market, as the revenue opportunities did not warrant the cost to operate in that area.  IPG continues to face significant challenges in Colorado, however, such as pricing pressure from unfavorable economic conditions and the availability and cost of guards.  These challenges have resulted in a reduction of revenue and an increase in the cost of revenue.

Operations – Our operations consulting business, NBC, has found significant success in 2019: (a) equipment and product sales continue to rise; (b) increased revenue from licensing application consulting; (c) additional management contracts; and (d) an expansion of our grow facility design and construction business.

Consumer Goods – We made significant changes to our apparel and marketing business, Chiefton, during the quarter ended September 30, 2019.  We reduced recurring annualized overhead by approximately $400,000.  With a revised cost structure, we are pursuing new, lower cost methods to acquire customers, as well as identify sustainable, profitable revenue streams.  STOA, our CBD retail store in Long Island, NY, offering a curated collection of high quality CBD products, opened to customers in July 2019.  STOA revenues have shown steady, moderate growth since opening.

Corporate – We continue to invest in our infrastructure in order to better serve our current customers and position ourselves for expansion through organic growth and acquisition.  Additionally, through expense management strategies, we reduced annualized overhead by approximately $600,000, and have identified $200,000 - $400,000 of additional potential cost savings.  These reductions are partially offset by adding key positions to prepare us for significant growth as we execute our PubCo strategy.

PubCo – We are focused on taking advantage of the ability for public companies to own cultivation, processing and retail cannabis licenses. In Colorado, we have signed numerous letters of intent with potential targets and expect to begin closing acquisitions in early 2020.

Results of Operations

The following tables set forth, for the periods indicated, statements of operations data.  The tables and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing in elsewhere in this Report.

Consolidated Results

	Three months ended September 30,			Percent
	2019	2018	Change	Change
Revenues	$1,478,764	$1,097,047	$381,717	35%
Costs and expenses	(3,695,352)	(3,553,909)	(141,443)	4%
Other expense	(37,734)	(1,757,340)	1,719,606	(98)%
Net loss	$(2,254,322)	$(4,214,202)	$1,959,880	(47)%

	Nine months ended September 30,			Percent
	2019	2018	Change	Change
Revenues	$4,224,918	$3,154,070	$1,070,848	34%
Costs and expenses	(12,158,549)	(11,268,731)	(889,818)	8%
Other expense	(1,729,188)	(4,235,225)	2,506,037	(59)%
Net loss	$(9,662,819)	$(12,349,886)	$2,687,067	(22)%

Revenues

Revenue increased for our Operations and Investments segments, offset by a decrease in revenues in our Security and Consumer Goods Segment.  See Segment discussions below for further details.

Costs and expenses

	Three months ended September 30,			Percent
	2019	2018	Change	Change
Cost of service revenues	$676,494	$805,664	$(129,170)	(16)%
Cost of goods sold	280,543	52,601	227,942	433%
Selling, general and administrative	1,622,882	1,091,988	530,894	49%
Share-based compensation	768,079	1,289,408	(521,329)	(40)%
Professional fees	299,818	275,516	24,302	9%
Depreciation and amortization	47,536	38,732	8,804	23%
	$3,695,352	$3,553,909	$141,443	4%

	Nine months ended September 30,			Percent
	2019	2018	Change	Change
Cost of service revenues	$1,962,705	$2,393,952	$(431,247)	(18)%
Cost of goods sold	1,160,298	146,011	1,014,287	695%
Selling, general and administrative	4,517,908	3,198,625	1,319,283	41%
Share-based compensation	3,013,042	4,252,900	(1,239,858)	(29)%
Professional fees	1,357,777	1,167,978	189,799	16%
Depreciation and amortization	146,819	109,265	37,554	34%
	$12,158,549	$11,268,731	$889,818	8%

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

Share-based compensation included the following:

	Three months ended September 30,			Percent
	2019	2018	Change	Change
Employee awards	$552,119	$931,706	$(379,587)	(41)%
Consulting awards	18,758	–	18,758	100%
Feinsod Agreement	197,202	357,702	(160,500)	(45)%
	$768,079	$1,289,408	$(521,329)	(40)%

	Nine months ended September 30,			Percent
	2019	2018	Change	Change
Employee awards	$2,406,088	$2,341,933	$64,155	3%
Consulting awards	39,961	163,965	(124,004)	(76)%
Feinsod Agreement	566,993	1,747,002	(1,180,009)	(68)%
	$3,013,042	$4,252,900	$(1,239,858)	(29)%

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

Other Expense

	Three months ended September 30,			Percent
	2019	2018	Change	Change
Amortization of debt discount and equity issuance costs	$83,094	$1,557,760	$(1,474,666)	(95)%
Loss on extinguishment of debt	298,500	–	298,500	100%
Interest expense	76,980	119,097	(42,117)	(35)%
Loss from Desert Created investment	–	62,164	(62,164)	(100)%
Impairment of Desert Created investment	–	18,319	(18,319)	(100)%
Gain on warrant derivative liability	(420,840)	–	(420,840)	(100)%
	$37,734	$1,757,340	$(1,719,606)	(98)%

	Nine months ended September 30,			Percent
	2019	2018	Change	Change
Amortization of debt discount and equity issuance costs	$1,976,869	$3,014,938	$(1,038,069)	(34)%
Loss on extinguishment of debt	298,500	–	298,500	100%
Interest expense	276,521	214,332	62,189	29%
Loss from Desert Created investment	–	182,136	(182,136)	(100)%
Impairment of Desert Created investment	–	823,819	(823,819)	(100)%
Gain on warrant derivative liability	(822,702)	–	(822,702)	(100)%
	$1,729,188	$4,235,225	$(2,506,037)	(59)%

Amortization of debt discount and equity issuance costs generally varies with our debt balance and, in 2019, includes $318,681 of equity issuance costs from the 2019 Warrants. Loss on extinguishment of debt reflects the fair value of the warrants related to converting the remaining 8.5% Notes into 2019 12% Notes. Interest expense varied between 2019 and 2018 due to the payoff of the 12% Notes in January 2018, the payoff of the Infinity Note in February 2018, and the issuance of the 8.5% Notes in April 2018. We recognized equity issuance costs in conjunction with our registered direct offering in May 2019. The loss on investment in Desert Created is our 50% share of the net loss of Desert Created during the three quarters September 30, 2018.  The impairment of Desert Created occurred primarily because the agreement was priced in November 2017, however, the transaction did not close until January 2018.  In the interim, our stock price increased substantially, thus the consideration we paid, in equity instruments, was higher than the fair value of the investment received.  In October 2018, we sold our 50% interest to DNFC for cash consideration of $23,045 and, accordingly, impaired the remaining balance. The gain on warrant derivative liability reflects the change in fair value of the 2019 Warrants.

Security and Cash Transportation Services

	Three months ended September 30,			Percent
	2019	2018	Change	Change
Revenues	$524,525	$689,930	$(165,405)	(24)%
Costs and expenses	(647,935)	(754,558)	76,623	(11)%
	$(123,410)	$(34,628)	$(88,782)	(256)%

	Nine months ended September 30,			Percent
	2019	2018	Change	Change
Revenues	$1,596,673	$1,856,188	$(259,515)	(14)%
Costs and expenses	(1,921,277)	(2,228,504)	307,227	(14)%
	$(324,604)	$(372,316)	$47,712	(13)%

Revenues decreased in 2019 primarily from the loss of several clients in 2019. Costs and expenses typically vary with changes in revenue. During the three months ended September 30, 2019 compared to 2018, the change in expense did not correspond with the change in revenue, due primarily to increased overtime hours and an increase in overhead personnel and salaries.

Operations Consulting and Products

	Three months ended September 30,			Percent
	2019	2018	Change	Change
Revenues	$834,334	$345,205	$489,129	142%
Costs and expenses	(784,844)	(358,556)	(426,288)	119%
	$49,490	$(13,351)	$62,841	471%

	Nine months ended September 30,			Percent
	2019	2018	Change	Change
Revenues	$2,407,077	$1,053,506	$1,353,571	128%
Costs and expenses	(2,321,461)	(1,238,299)	(1,083,162)	87%
	$85,616	$(184,793)	$270,409	146%

The increase in revenues is mostly related to an increase in product sales for the first three quarters of 2019.  There were also several applications completed during the quarter ended September 30, 2019. Ongoing management revenue remained consistent with prior year.   The higher margin mainly related to the three applications that were completed in the third quarter of 2019. Costs and expenses increased in 2019 due to increased product sales.

Consumer Goods and Marketing Consulting

	Three months ended September 30,			Percent
	2019	2018	Change	Change
Revenues	$91,308	$45,054	$46,254	103%
Costs and expenses	(332,307)	(190,636)	(141,671)	74%
	$(240,999)	$(145,582)	$(95,417)	66%

	Nine months ended September 30,			Percent
	2019	2018	Change	Change
Revenues	$149,975	$227,518	$(77,543)	(34)%
Costs and expenses	(982,049)	(572,189)	(409,860)	72%
	$(832,074)	$(344,671)	$(487,403)	(141)%

The increase in revenues during the three months ended September 30, 2019 is related to  STOA revenue, and a slight increase in Chiefton wholesale revenue during the three months ended September 30, 2019. The decrease in revenues during the nine months ended September 30, 2019 is due to fewer custom design projects in 2019 and a decrease in product sales.  Costs and expenses vary with changes in product sales, product mix, and inventory adjustments.  Revenue derived from services has a higher margin than revenues derived from product sales.  In 2019, a larger percentage of revenues came from product sales, increasing the costs related to these sales.  Additionally, there was an increase in nonrecurring expense due to the opening of the STOA Wellness retail location in New York.

Investments

	Three months ended September 30,			Percent
	2019	2018	Change	Change
Revenues	$28,597	$16,858	$11,739	70%
Costs and expenses	–	–	–	0%
Investment in Desert Created	–	(80,483)	80,483	(100)%
	$28,597	$(63,625)	$92,222	(145)%

	Nine months ended September 30,			Percent
	2019	2018	Change	Change
Revenues	$71,193	$16,858	$54,335	322%
Costs and expenses	(41,723)	–	(41,723)	0%
Investment in Desert Created	–	(1,005,955)	1,005,955	(100)%
	$29,470	$(989,097)	$1,018,567	(103)%

The increase in revenues in 2019 is related to three new notes receivables that were executed during the nine months ended September 30, 2019.  All revenue is from interest and loan origination fees related to these new notes.  The investment in Desert Created includes an $805,500 impairment charge and our share of their net loss of $119,972.

Liquidity

Sources of liquidity

Our sources of liquidity include cash generated from operations, the cash exercise of common stock options and warrants, debt, and the issuance of common stock or other equity-based instruments. We anticipate our more significant uses of resources will include funding operations, developing infrastructure, as well as potential loans, investments, and business and real property acquisitions.

In May 2019, we raised approximately $3 million by issuing three million shares of our common stock and three million warrants (“2019 Warrants”) to purchase shares of our common stock (together “2019 Units”) in a registered direct offering for $1.00 per 2019 Unit.  The 2019 Warrants have an exercise price of $1.30 per share and are exercisable for five years from the date of issuance.  We received cash of $2,604,355, which is net of $395,645 of issuance costs.

In April 2018, we completed a $7,500,000 private placement pursuant to a promissory note (“8.5% Notes”) and warrant purchase agreement (the “8.5% Agreement”) with certain accredited investors, bearing interest at 8.5%, with principal due May 1, 2019, and interest payable quarterly. During the second quarter this note was extended to be due June 1, 2019.  On June 6, 2019, we made payments of approximately $5.7 million, leaving approximately $1.1 million outstanding.  The proceeds were made available for general working capital purposes and acquisitions.

Sources and uses of cash

We had cash of approximately $600,000 and $8.0 million, respectively, as of September 30, 2019 and December 31, 2018.  Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(4,529,312)	$(4,081,846)
Net cash used in investing activities	(1,001,091)	(232,710)
Net cash (used in) provided by financing activities	(1,794,875)	9,119,416

Net cash used in operating activities increased in 2019 by $447,466 compared to 2018, primarily due to additional cash-based expenses, such as salaries for additional personal.

Net cash used in investing activities in 2019 relates primarily to issuing notes receivable, along with purchasing fixed assets.  2018 expenditures were for fixed assets.

Net cash used in financing activities related to the payoff of the notes payable, offset by a capital raise in May 2019. Net cash provided by financing activities in 2018 related to the exercise of warrants and options offset by paying off debt.

Capital Resources

We have no material commitments for capital expenditures as of September 30, 2019.  Part of our growth strategy, however, is to acquire businesses and real estate, and provide debt or equity capital to third parties.  We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(2,254,322)	$(4,214,202)	$(10,854,819)	$(12,349,886)
Adjustments:
Share-based expense	768,079	1,289,408	3,013,042	4,252,900
Depreciation and amortization	47,536	38,732	146,819	109,265
Amortization of debt discount and equity issuance costs	83,094	1,557,760	1,976,869	3,014,938
Loss on extinguishment of debt	298,500	–	298,500	–
Interest expense	76,980	119,097	276,521	214,332
Gain on warrant derivative liability	(420,840)	–	(822,702)	–
Loss on investment in Desert Created	–	62,164	–	182,136
Impairment of Desert Created investment	–	18,319	–	823,819
Total adjustments	853,349	3,085,480	4,889,049	8,597,390
Adjusted EBITDA	$(1,400,973)	$(1,128,722)	$(5,965,770)	$(3,752,496)

Per share:
Net loss – Basic and Diluted	$(0.06)	$(0.12)	$(0.28)	$(0.35)
Adjusted EBITDA – Basic and Diluted	(0.04)	(0.03)	(0.17)	(0.11)

Weighted-average shares outstanding:
Net loss – Basic and Diluted	39,402,594	36,013,107	38,106,781	34,921,388
Adjusted EBITDA – Basic and Diluted	36,322,752	35,316,192	34,926,939	34,292,475

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that its internal control over financial reporting was effective as of September 30, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Revenue from our largest customers have historically accounted for a significant amount of our business.  For instance, during the third quarter of 2019, 82% of NBC’s revenue was with three customers, which comprised approximately 46% of our total consolidated revenue for such quarter.  During the third quarter of 2019, approximately 77% of our revenue was derived from the delivery of services, for which we have contracts, and approximately 21% was derived from the sale of products.  Generally, our agreements with our customers for services allow them to terminate service with a limited notification period, while product sales agreements do not include any minimum or continuing obligations to purchase our products.  We cannot assure you that our largest customers will not terminate services or cease purchasing our products in favor of other service and/or product providers, significantly reduce orders, or seek price reductions in the future.  Any such event could have a material adverse effect on our revenue, profitability and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The 2019 12% Warrants were issued, and any shares of common stock issued upon exercise of the 2019 12% Warrants, if applicable, will be issued in reliance on the exemptions from the registration requirements of the Securities Act by virtue of Sections 3(a)(9) or 4(a)(2) thereof, as applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits	Description
4.1	Form of Promissory Note issued by General Cannabis to certain investors (included in Exhibit 10.1).
4.2	Form of Warrant issued by General Cannabis to certain investors (included in Exhibit 10.1).
10.1

Form of Securities Exchange Agreement between General Cannabis Corp and certain investors, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 17, 2019.

10.2

Form of Securities Purchase Agreement between General Cannabis Corp and certain investors, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 26, 2019.

10.3

Letter Agreement, dated October 18, 2019, by and between General Cannabis Corp and SBI Investments LLC, 2014-1, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 24, 2019.

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

GENERAL CANNABIS CORP

Date: November 8, 2019	/s/ Michael Feinsod
Michael Feinsod, Chief Executive Officer
Principal Executive Officer

/s/ Brian Andrews
Brian Andrews, Chief Financial Officer
Principal Financial and Accounting Officer