Form 10-K
period 2019-12-31
GENERAL CANNABIS CORP
filed 2020-05-14
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑
Smaller reporting company	☑	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2019, was $31,638,715.

As of May 5, 2020, the Registrant had 40,281,881 issued and outstanding shares of common stock.

EXPLANATORY NOTE

As previously reported on Form 8-K filed on March 30, 2020, the Company was unable to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 by the original deadline of March 30, 2020, due to circumstances related to COVID-19 pandemic. The Company’s operations and business have been disrupted due to the unprecedented conditions and travel restrictions surrounding the COVID-19 pandemic spreading throughout the United States. These disruptions have resulted in limited access to the Company’s facilities and have interfered with management’s ability to work with its independent accountants, professional advisors and support staff in order to complete the Company’s financial statements and related disclosures that will be included in the Company’s Form 10-K.

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

ITEM 1.   BUSINESS.

Recent Strategic Changes

The cannabis industry is dynamic and becoming more mature.  As markets like Colorado mature, we believe that an opportunity exists for operationally excellent companies to build scale by acquiring and operating licensed cannabis facilities. Accordingly, we are focused on delivering on the promise of cannabis, by: (1) investing for long-term and sustainable value creation, (2) focused execution that allows us to continue to generate cash and meet our financial commitments, (3) using data and analysis to guide decisions, and (4) moving with an urgency that reflects our conviction and confidence in our ability to own the customers’ loyalty and advocacy. To that end, during the year ended 2019, we announced the following significant actions in support of our continued growth:

•

On December 26, 2019, the board of directors and management made the strategic decision to investigate a possible buyer for the security segment and if no buyer could be found, cease operations of the security segment. We transferred all our Colorado security contracts and employees to a company on January 16, 2020.  We will receive $1.00 per man hour worked on existing contracts for a period of one year.  On February 6, 2020 we cancelled all our security contracts in California.

•

On December 26, 2019, the board of directors and management made the strategic move to cease operations of Chiefton, our apparel line.

•

On December 26, 2019, the board of directors committed to a plan to cease operations of STOA Wellness, our retail store.  We transferred all assets of STOA Wellness to an individual on January 10, 2020, in exchange for the release on the outstanding lease.

We determined that the sale and disposal of our security and consumer goods segments represented a strategic shift that will have a major effect on our results of operations and, as a result, we have presented the disposal as held for sale and discontinued operations in our financial statements. Unless noted otherwise, discussion in this Annual Report on Form 10-K pertains to our continuing operations.

History and Corporate Structure

General Cannabis Corp, a Colorado corporation, was incorporated on June 3, 2013.  We operate through our ten wholly-owned subsidiaries: (a) 6565 E. Evans Owner LLC, a Colorado limited liability company formed in 2014; (b) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; (c) GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015; (d) GC-NY Health, LLC, a New York limited liability company formed in 2019; (e) Standard Cann, Inc., a Colorado corporation formed in 2019; (f) Cannassuer, LLC, a Colorado limited liability company formed in 2019; (g) Cannasseur Dispensary, LLC, a limited liability company formed in 2019; (h) Cannasseur Cultivation, LLC, a limited liability company formed in 2019; (i) Cannassuer Extraction, LLC, a limited liability company formed in 2019 (j) SevenFive Farms, LLC, a limited liability company formed in 2020, (k) SevenFive Farms Cultivation, LLC, a limited liability company formed in 2020 and (l) GC Corp., a Colorado corporation, originally formed in 2013 under the name ACS Corp.  In 2015, the name was changed to GC Corp.

Our Products, Services and Customers

Through our reporting segments (Security, Operations, Consumer Goods, and Investments), we provide products, services and capital to the regulated cannabis industry and non-cannabis customers, which include the following:

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.  During 2019 and 2018, 59% and 60% of NBC’s revenue was with three customers and one customer, respectively.

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

NBC provides a competitive advantage as we plan to evaluate and operate licensed cultivation facilities.

Capital Investments and Real Estate (“Investments Segment”)

As a publicly traded company, we have access to capital that may not be available to businesses operating in the cannabis industry.  Accordingly, we may provide debt or equity capital through (a) loans or revolving lines of credit, (b) leasing real estate we own, or (c) investing in businesses using cash or shares of our common stock.

Recent Significant Transactions

On April 7, 2020, we entered into an Asset Purchase Agreement with The Organic Seed, LLC, doing business under the name Cannasseur (the “Seller”), pursuant to which we agreed to acquire the assets of the Seller which includes a recreational retail dispensary, a 12,000 square foot light deprivation greenhouse, and a manufacturing facility based in Pueblo West, Colorado.  The agreement provides the purchase price to acquire Cannasseur is $2,350,000 (the “Purchase Price”). The purchase price will be paid by issuing to the Seller shares of our common stock equal to the purchase price divided by the volume weighted average per share price of our shares for 30 consecutive trading days ending on the second trading day prior to the closing (the “VWAP”); provided that if the VWAP exceeds $0.55 per share, then the VWAP will equal $0.55 per share for purposes of the foregoing calculation; and if the VWAP is less than $0.45 per share, then the VWAP will be adjusted to equal $0.45 for the purposes of the foregoing calculation. The closing is subject to approval of the transaction by the Colorado Marijuana Enforcement Division, as well as other customary closing conditions.

On March 20, 2020 we sold our office building located in Denver, Colorado, to certain individuals for a sale price of $1,499,000 and net proceeds, after repaying the mortgage on the property, was approximately $600,000.

In February and March 2020, we issued and sold unsecured promissory notes (the “Unsecured Notes”) with an aggregate principal amount of $2,031,000 to certain investors in exchange for $525,000 of new funding and the cancellation of outstanding indebtedness of $1,506,000 represented by prior promissory notes issued by us in September 2019.  The Unsecured Notes have an annual interest rate of 15% and mature on January 31, 2021 and March 1, 2021.  Interest is due on a quarterly basis.  In connection with the issuance of the Unsecured notes, each holder of Unsecured Notes received three warrants (i.e., a 2020 A Warrant, a 2020 B Warrant and a 2020 C Warrant) to acquire shares of Common Stock at an exercise price equal to $0.45 per share.

On January 24, 2020, we entered into an asset purchase agreement with Dalton Adventures, LLC (the “Seller”), pursuant to which we agreed to acquire the assets of the Seller and which constitutes the business of SevenFive Farm, a cultivation facility in Boulder, Colorado.  The purchase price to be paid for the assets is equal to 1.4 times the Seller’s gross revenue for the 12-month period prior to the closing; provided that the purchase price will not be lower than $3,000,000.  The purchase price will be paid by issuing to the Seller shares of our common stock equal to the purchase price divided by the volume weighted average per share price of our shares for 30 consecutive trading days ending on the second trading day prior to the closing (the “VWAP”); provided that if the VWAP exceeds $0.85 per share, then the VWAP will equal $0.85 per share for purposes of the forgoing calculation.  The Seller may require us to repurchase in cash 25% of the shares issued to the Seller at the closing at a repurchase price equal to the same VWAP used to determine the number of shares issued to the Seller at closing.  The closing is subject to approval of the transaction by the Colorado Marijuana Enforcement Division, which was received on May 13, 2020, as well as other customary closing conditions.

In September 2019, we completed a $1,506,000 private placement with certain accredited investors pursuant to (a) a senior unsecured promissory note, bearing interest at 12% payable quarterly, with principal due October 31, 2020, with an option for us to extend the due date to October 31, 2021 (“2019 12% Notes”) and (b) warrants with an exercise price of $1.30 per share and a life of 1.1 years; however, if we prepay at any time the life extends to October 31, 2022 (“2019 12% Warrants”) (combined the “2019 12% Agreements”). We may prepay the 2019 12% Notes at any time, but in any event must pay at least one year of interest. As described above, the 2019% Notes were cancelled in connection with the issuance of the 2020 Notes.

In July 2019, we completed a $855,000 private placement pursuant to a promissory note (“SBI Note”) with a certain accredited investor, bearing interest at 10% with principal due on October 18, 2019.  On November 15, 2019, SBI agreed to an extension of debt to November 29, 2019 with an increase in principal amount of the note from $855,000 to $905,000.  On December 30, 2019 SBI agreed to extend the maturity date of the note to January 31, 2020, upon the payment of $195,911 of the note.  On February 18, 2020, we entered into a promissory note exchange agreement (the “Exchange Agreement”) with the investor pursuant to which the SBI Note was exchanged for a new convertible promissory note (the “SBI Convertible Note”). The SBI Convertible Note has a principal amount of $934,000, an interest rate of 10% per annum and a maturity date of February 18, 2021. The SBI Convertible Note may be converted at the option of the investor into shares of our common stock at a conversion price equal to 80% of the Market Price (as defined in the SBI Convertible Note); provided that the conversion price shall in no event be less than $0.45 per share (unless adjusted as provided in the SBI Convertible Note).

On May 31, 2019 we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants (“2019 Warrants”) to purchase shares of our common stock (together “2019 Units”) in a registered direct offering for $1.00 per 2019 Unit (combined the “2019 Capital Raise”).  The 2019 Warrants had an exercise price of $1.30 per share, which was subsequently adjusted down to $0.45 per share pursuant to the anti-dilution adjustment provision in the 2019 Warrants, and are exercisable for five years from the date of issuance.  The 2018 warrants expired on April 20, 2020.

Competitive Strengths

We believe we possess certain competitive strengths and advantages in the industries in which we operate:

Cultivation Expertise.  NBC has designed and operated over 100 cultivation facilities across the country.  As we execute on our rollup strategy, this expertise enables us to evaluate, acquire and operate these facilities efficiently.

Range of Services. We are able to leverage our breadth of services and resources to deliver comprehensive, integrated solutions to companies in the cannabis industry—from operational and compliance, to products and services.

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

Market Conditions

Our target markets are the locations in the U.S. and its territories that have legalized cannabis:

Location	Medical	Recreational	Year*
California**	X	X	1996 / 2016
Washington	X	X	1998 / 2012
Alaska	X	X	1998 / 2014
Oregon**	X	X	1998 / 2014
Maine	X	X	1999 / 2016
Hawaii**	X		2000
Colorado**	X	X	2000 / 2012
Nevada**	X	X	2000 / 2016
Montana	X		2004
Vermont	X	X	2004 / 2018

Location	Medical	Recreational	Year*
Rhode Island	X		2006
New Mexico	X		2007
Michigan	X	X	2008 / 2018
District of Columbia	X	X	2009 / 2014
Arizona**	X		2010
New Jersey**	X		2010
Delaware	X		2011
Connecticut	X		2012
Massachusetts	X	X	2012 / 2016
Illinois**	X	X	2013/2019
New Hampshire	X		2013
Guam	X		2014
Maryland**	X		2014
Minnesota	X		2014
New York**	X		2014
Louisiana	X		2015
Puerto Rico	X		2015
Arkansas**	X		2016
Location	Medical	Recreational	Year*
Florida	X		2016
North Dakota	X		2016
Ohio**	X		2016
Pennsylvania**	X		2016
West Virginia	X		2017
Missouri	X		2018
Northern Mariana Islands	X	X	2018
Oklahoma**	X		2018
Utah	X		2018

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

Congress previously enacted an omnibus spending bill that included a provision (the “Rohrabacher-Blumenauer Amendment”) prohibiting the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. This provision, however, has only been extended through September 30, 2020, and must be renewed annually by Congress.  In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Blumenauer Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

These developments previously were met with a certain amount of optimism in the cannabis industry, but (i) neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted, (ii) the Rohrabacher-Blumenauer Amendment, being an amendment to an appropriations bill that must be renewed annually, has not currently been renewed beyond September 30, 2020, and (iii) the ruling in United States v. McIntosh is only applicable precedent in the Ninth Circuit, which does not include Colorado, the state where we currently primarily operate.

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

On May 1, 2020, the MED granted regulatory approval to the Company as a qualified and suitable buyer of licensed cannabis operations in the State.  This authorization, known as a Suitability Approval, establishes the Copany as one of the first public companies authorized to acquire licensed cultivation, manufacturing and retail operations throughout Colorado.

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

Employees

As of December 31, 2019, we had 76 full-time employees.

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

Our business, results of operations and financial condition may be adversely affected by pandemic infectious diseases, particularly the recent novel coronavirus strain known as COVID-19.

Pandemic infectious diseases, such as the current COVID-19 strain, may adversely impact our business, consolidated results of operations and financial condition. The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand our services, products and solutions; our ability to sell and provide its services and solutions, including as a result of travel restrictions and people working from home; the ability of our customers to pay for our services and solutions; and any closures of our offices and the offices and facilities of our customers. COVID-19, as well as measures taken by governmental authorities to limit the spread of this virus, may interfere with the ability of our employees, suppliers, and other business providers to carry out their assigned tasks or supply materials or services at ordinary levels of performance relative to the requirements of our business, which may cause us to materially curtail certain of our business operations. We require additional funding and such funding may not be available to us as a result of contracting capital markets resulting from the COVID-19 pandemic. Any of these events could materially adversely affect our business, financial condition, results of operations and/or stock price.

We have a history of losses and may not achieve profitability in the future.

We generated net losses of approximately $12.4 million and $16.9 million, respectively, in the years ended December 31, 2019 and 2018. As of December 31, 2019, we had an accumulated deficit of approximately $64.2 million. We will need to generate and sustain increased revenues in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase any such level of profitability.

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

Congress previously enacted an omnibus spending bill that included a provision (the “Rohrabacher-Blumenauer Amendment”) prohibiting the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. This provision, however, has only been extended through September 30, 2020, and must be renewed annually by Congress.  In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Blumenauer Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

These developments previously were met with a certain amount of optimism in the cannabis industry, but (i) neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted, (ii) the Rohrabacher-Blumenauer Amendment, being an amendment to an appropriations bill that must be renewed annually, has not currently been renewed beyond September 30, 2020, and (iii) the ruling in United States v. McIntosh is only applicable precedent in the Ninth Circuit, which does not include Colorado, the state where we currently primarily operate.

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

We may not generate sufficient cash flows from operations to retire our debt obligations and may not be able to raise sufficient capital from (a) the exercise of warrants and options for our common stock, (b) sale of our common stock, or (c) issuing additional long-term debt. Our failure to obtain additional capital and retire our debt obligations would negatively impact our ability to continue as a going concern. To that end our auditors report for the year ended December 31, 2019 includes disclosure of substantial doubt about our ability to continue as a going concern.

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

We face risks associated with strategic acquisitions and our business strategy.

As an important part of our business roll-up strategy, we strategically acquire businesses and real property, some of which may be material. These acquisitions involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our results of operations:

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

Any assets used in conjunction with the violation of federal law are potentially subject to federal forfeiture, even in states where cannabis is legal. In July 2017, the U.S. Department of Justice issued a new policy directive regarding asset forfeiture, referred to as the “equitable sharing program.” Under this new policy directive, federal authorities may adopt state and local forfeiture cases and prosecute them at the federal level, allowing for state and local agencies to keep up to 80% of any forfeiture revenue. This policy directive represents a reversal of the U.S. Department of Justice's policy under the Obama administration, and allows for forfeitures to proceed that are not in accord with the limitations imposed by state-specific forfeiture laws. This new policy directive may lead to increased use of asset forfeitures by local, state and federal enforcement agencies. If the federal government decides to initiate forfeiture proceedings against cannabis businesses, our investment in those businesses may be lost.

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

Our business is sensitive to general economic conditions. We believe that the state of global economic conditions is particularly uncertain due to recent and expected shifts in political, legislative and regulatory conditions concerning, among other matters, international trade and taxation, and the impact of recent or future natural disasters and/or health and safety epidemics, including the outbreak of the COVID-19 virus in the first quarter of 2020.  An uneven recovery or a renewed global downturn may put pressure on our sales due to reductions in customer demand as well as customers deferring purchases.  Slower economic growth, volatility in the credit markets, high levels of unemployment, and other challenges that affect the economy adversely could affect us and our customers and suppliers. If growth in the economy or in any of the markets we serve slows for a significant period, if there is a significant deterioration in the economy or such markets or if improvements in the economy do not benefit the markets we serve, our business and results of operations could be adversely affected.

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

The market price of our common stock has been, and may in the future, be volatile. Between January 1, 2015, and December 31, 2019, the closing price of our stock has ranged from a low of $0.37 per share to a high of $11.19 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

None.

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

Holders

As of May 5, 2020, we had approximately 59 holders of record of our common stock.  A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.  In addition, our Articles of Incorporation authorize the Board to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to stockholders, generally, and will have the effect of limiting stockholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2019:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	11,883,780	(1)	$ 1.17	986,442
Equity compensation plans not approved by security holders	1,025,000	(2)	$ 3.02	–
Total	12,908,780		$ 1.32	986,442

(1)

On October 29, 2014, the Board authorized the adoption of and, on June 26, 2015, our stockholders ratified, our 2014 Equity Incentive Plan for the issuance of 10 million shares of our common stock and, in April 2018, stockholders approved an increase of 5 million shares of common stock that may be granted (the “Incentive Plan”).  The Incentive Plan provides for the issuance of up to 15 million shares of our common stock, and is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning our long term interests with participants. Forfeited or expired issuances are returned to the shares that may be issued under the plan.  As of December 31, 2019, 2,079,778 stock options issued under the Incentive Plan have been exercised.

(2)

The equity compensation plans not approved by security holders include 900,000 options to purchase shares of our common stock granted to Mr. Feinsod, our Executive Chairman of our Board of Directors, on December 8, 2017, and 135,000 warrants and options to purchase shares of our common stock granted to non-employees for services.

ITEM 6.   SELECTED FINANCIAL DATA

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

Going Concern

The consolidated financial statements included elsewhere in this Form 10-K, have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. Our cash of approximately $224,994 as of December 31, 2019 is not sufficient to absorb our operating losses and retire our debt of $2,330,351 and other obligations as they come due. The warrants associated with this debt, if exercised, would provide sufficient funds to retire the debt; however, there is no guarantee that these warrants will be exercised.  Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful obtaining additional capital and (b) actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of Operations

As of December 31, 2019, we made the strategic decision to cease operations of Chiefton and STOA Wellness. All operations were abandoned in January 2020. Separately, we classified Iron Protection Group as held for sale as of December 31, 2019, in which the contracts of the Colorado division were sold in January 2020 and the remaining contracts in California have been abandoned. The completed and planned divestiture of these non-core businesses has changed the way in which we evaluate performance and allocate resources. As a result, during the year ended December 31, 2019, we revised our business segments, consistent with our management of the business and internal financial reporting structure.

The following tables set forth, for the periods indicated, statements of operations data.  The tables and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto appearing in Item 8 in this Report.

Consolidated Results

	Year ended December 31,			Percent
	2019	2018	Change	Change
Revenues	$3,666,346	$1,737,256	$1,929,090	111%
Costs and expenses	(12,258,035)	(12,308,231)	(219,804)	2%
Other expense	(1,925,411)	(5,564,335)	3,638,924	(65)%
Net loss from continuing operations	(10,787,100)	(16,135,310)	5,348,210	(33)%
Loss from discontinued operations	(1,675,539)	(838,448)	(837,091)	100%
Net loss	$(12,462,639)	$(16,973,758)	$4,511,119	(27)%

The following discussion of our results of operations relates to our continuing operations.  See Note 3 to the consolidated financial statements for information concerning discontinued operations.

Revenues

Revenue increased for our Operations and Investments Segments, offset by a decrease in revenues in our Security and Marketing Segments.  See Segment discussions below for further details.

Costs and expenses

	Year ended December 31,			Percent
	2019	2018	Change	Change
Cost of service revenues	$858,714	$1,055,593	$(196,879)	(19)%
Cost of goods sold	1,608,386	400,097	1,208,289	302%
Selling, general and administrative	4,379,800	3,411,724	968,076	28%
Share-based compensation	3,966,621	5,995,007	(2,028,386)	(34)%
Professional fees	1,598,818	1,383,367	215,451	16%
Depreciation and amortization	115,696	62,443	53,253	85%
	$12,528,035	$12,308,231	$219,804	2%

Cost of service revenues typically fluctuates with the changes in revenue for our Operations Segments. Cost of goods sold varies with changes in product sales, including an increase in products sold by our Operations Segment, which have smaller margins. See Segment discussions below for further details.

Selling, general and administrative expense increased in 2019 primarily due to increases for (a) salaries; (b) premiums for liability, and directors and officers insurance; (c) computer and internet costs; and (d) marketing costs.

Share-based compensation included the following:

	Year ended December 31,			Percent
	2019	2018	Change	Change
Employee awards	$3,040,497	$3,626,271	$(585,774)	(16)%
Consulting awards	85,683	306,466	(220,783)	(72)%
Feinsod Agreement	840,441	2,062,270	(1,221,829)	(59)%
	$3,966,621	$5,995,007	$(2,028,386)	(34)%

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

Professional fees consist primarily of accounting and legal expenses, and have increased slightly from 2018 due primarily to the cost of raising debt.

Depreciation and amortization expense increased due to normal depreciation expense for our ERP system.

Other Expense

	Year ended December 31,			Percent
	2019	2018	Change	Change
Amortization of debt discount	$2,019,726	$4,234,823	$(2,215,097)	(52)%
Interest expense	345,371	323,557	21,814	7%
Gain on derivative liability	(816,986)	–	(816,986)	(100)%
Loss from Desert Created Investment	–	182,136	(182,136)	(100)%
Impairment of Desert Created Investment	–	823,819	(823,819)	(100)%
Gain/loss on extinguishment of debt	377,300	–	377,300	100%
	$1,925,411	$5,564,335	$(3,638,924)	(65)%

Amortization of debt discount costs generally varies with our debt balance and, in 2019, includes $318,681 of costs associated with derivative warrants from the 2019 Warrants (as defined below). Interest expense varied between 2019 and 2018 due to the payoff of the 12% Notes in January 2018, the payoff of the Infinity Note in February 2018, and the issuance of the 8.5% Notes in April 2018. We recognized issuance costs in relation to the  derivative warrants included in our registered direct offering in May 2019. The loss on investment in Desert Created is our 50% share of the net loss of Desert Created during the three quarters September 30, 2018. The impairment of Desert Created occurred primarily because the agreement was priced in November 2017, however, the transaction did not close until January 2018.  In the interim, our stock price increased substantially, thus the consideration we paid, in equity instruments, was higher than the fair value of the investment received. In October 2018, we sold our 50% interest to DNFC for cash consideration of $23,045 and, accordingly, impaired the remaining balance. The gain on warrant derivative liability reflects the change in fair value of the 2019 Warrants.

Operations Consulting and Products

	Year ended December 31,			Percent
	2019	2018	Change	Change
Revenues	$3,570,909	$1,718,507	$1,852,402	108%
Costs and expenses	(3,372,174)	(1,932,598)	(1,439,576)	74%
	$198,735	$(214,091)	$412,826	193%

Increased revenues in 2019 primarily related to revenue from license application consulting; and an increase in product sales throughout 2019.  The higher margin is due to completed applications in the third and fourth quarters of 2019.  Costs and expenses increased in 2019 primarily due to increased product sales.

Investments

	Year ended December 31,			Percent
	2019	2018	Change	Change
Revenues	$95,437	$18,749	$76,688	409%
Costs and expenses	(71,723)	–	(71,723)	100%
Investment in Desert Created	–	(1,005,955)	1,005,955	(100)%
	$23,714	$(987,206)	$1,010,920	(102)%

The increase in revenues in 2019 is related to three new notes receivables that were executed during 2019. All revenue is from interest and loan origination fees related to these new notes. The investment in Desert Created includes an $823,819 impairment charge and our share of their net loss of $182,136.

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

We believe that the disclosure of Adjusted EBITDA per share-basic and diluted provides investors with a better comparison of our period-to-period operating results. We exclude the effects of certain items from net loss per share-basic and diluted when we evaluate key measures of our performance internally, and in assessing the impact of known trends and uncertainties on our business. We also believe that excluding the effects of these items provides a more balanced view of the underlying dynamics of our business. Adjusted EBITDA per share-basic and diluted excludes the impacts of interest expense, tax expense, depreciation and amortization, gain (loss) on its derivative liability, amortization of debt discount and share-based compensation. Weighted average number of common shares outstanding - basic and diluted (adjusted) excludes the impact of shares issued in connection with share-based compensation.

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

	Year ended December 31,
	2019	2018
Net loss attributable to common stockholders	$(14,803,639)	$(16,973,758)
Adjustment for loss from discontinued operations	1,675,539	838,448
Loss from continuing operations attributable to common stockholders	(13,128,100)	(16,135,310)
Adjustments:
Share-based expense	3,966,621	5,995,007
Depreciation and amortization	115,696	62,443
Impairment of Desert Created investment	–	823,819
Amortization of debt discount and equity issuance costs	2,019,726	4,234,823
Loss on extinguishment of debt	377,300	–
Interest expense	345,371	323,557
Gain on warrant derivative liability	(816,986)	–
Loss on investment of Desert Created	–	182,136
Total adjustments	6,007,728	11,621,785
Adjusted EBITDA	$(7,120,372)	$(4,513,525)
Per share basic and diluted:
Net loss	$(0.39)	$(0.49)
Adjusted EBITDA	(0.20)	(0.13)
Weighted-average shares outstanding:
Net loss	38,106,781	34,938,978
Adjusted EBITDA	36,222,752	34,297,078

Liquidity

Sources of liquidity

Our sources of liquidity include cash generated from operations, the cash exercise of common stock options and warrants, debt, and the issuance of common stock or other equity-based instruments. We anticipate our more significant uses of resources will include funding operations, developing infrastructure, as well as potential loans, investments, and business acquisitions.

In September 2019, we completed a $1,506,000 private placement with certain accredited investors pursuant to the 2019 12% Notes and the 2019 12% Warrants”).  In July 2019, we completed a $855,000 private placement pursuant to the SBI Note.

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

Sources and uses of cash

We had cash of approximately $224,994 and $8.0 million, respectively, as of and December 31, 2019 and 2018.  Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2019	2018
Net cash used in operating activities	$(5,328,661)	$(5,726,207)
Net cash used in investing activities	(753,639)	(568,266)
Net cash provided by (used in) financing activitie	(1,649,875)	9,214,855

Net cash used in operating activities decreased in 2019 by $397,546 compared to 2018, primarily due to reduction of expenses and personnel.  Where possible, we continue to use non-cash equity-based instruments to obtain consulting services and compensate employees.

Net cash used in investing activities in 2019 relates primarily to purchasing fixed assets, including the opening of STOA Wellness retail location.  In the 2018, we purchased fixed assets and invested in the Flowhub SAFE.

Net cash used in financing activities related to the payoff of the notes payable, offset by a capital raise in May 2019. Net cash provided by financing activities in 2018 related to the exercise of warrants and options offset by paying off debt.

Capital Resources

We have no material commitments for capital expenditures as of December 31, 2019. Part of our growth strategy, however, is to acquire businesses. We would fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

Accounting for Discontinued Operations

We regularly review underperforming assets to determine if a sale or disposal might be a better way to monetize the assets.  When an asset group is considered for sale or disposal, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic 205-20 “Discontinued Operations.” The FASB has issued authoritative guidance that raises the threshold for disposals to qualify as discontinued operations. Under this guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date.

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

Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The following five steps are applied to achieve that core principle:

•

Step 1: Identify the contract with the customer;

•

Step 2: Identify the performance obligations in the contract;

•

Step 3: Determine the transaction price;

•

Step 4: Allocate the transaction price to the performance obligations in the contract; and

•

Step 5: Recognize revenue when the company satisfies a performance obligation.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

General Cannabis Corp

Opinion on the consolidated financial statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheet of General Cannabis Corp (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established by COSO.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements in the Company’s prior year 10-K filed on March 8, 2019, the Company’s cash balance of approximately $8.0 million is not sufficient to absorb the Company’s operating losses and retire their debt of $6,849,000 due May 1, 2019.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Assessment of Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the entity’s consolidated financial statements and an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

General Cannabis Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of General Cannabis Corp. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

Melville, NY

May 14, 2020

GENERAL CANNABIS CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$122,390	$7,604,562
Accounts receivable, net	85,204	116,622
Note receivable, net current portion	375,000	50,000
Prepaid expenses and other current assets	546,970	421,579
Assets held for sale	375,218	649,775
Assets of discontinued operations	47,453	144,365
Total current assets	1,552,235	8,986,903

Note receivable, net	93,333	–
Property and equipment, net	1,507,327	1,439,067
Investment	250,000	250,000
Assets held for sale	15,584	66,255
Assets of discontinued operations	83,525	–
Total Assets	$3,502,004	$10,742,225

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,221,194	$442,707
Interest payable	93,375	–
Customer deposits	562,803	308,111
Accrued stock payable	80,657	–
Notes payable (net of discount)	2,230,684	5,273,906
Related party note payable (net of discount)	99,667	–
Warrant derivative liability	1,599,436	–
Liabilities held for sale	149,249	159,944
Liabilities of discontinued operations	207,993	6,220
Total current liabilities	6,245,058	6,190,888

Commitments and Contingencies (Note 12)	–	–

Stockholders’ Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018	–	–
Common Stock, $0.001 par value; 100,000,000 shares authorized; 39,497,480 shares and 36,222,752 shares issued and outstanding on December 31, 2019 and 2018, respectively	39,498	36,223
Additional paid-in capital	61,468,034	56,303,061
Accumulated deficit	(64,250,586)	(51,787,947)
Total Stockholders’ Equity (Deficit)	(2,743,054)	4,551,337

Total Liabilities & Stockholders’ Equity (Deficit)	$3,502,004	$10,742,225

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018
REVENUES
Service	$1,787,863	$1,186,624
Rent and interest	95,437	18,749
Product sales	1,783,046	531,883
Total revenues	3,666,346	1,737,256

COSTS AND EXPENSES
Cost of service revenues	858,714	1,055,593
Cost of goods sold	1,608,386	400,097
Selling, general and administrative	4,379,800	3,411,724
Share-based expense	3,966,621	5,995,007
Professional fees	1,598,818	1,383,367
Depreciation and amortization	115,696	62,443
Total costs and expenses	12,528,035	12,308,231

OPERATING LOSS	(8,861,689)	(10,570,975)

OTHER (INCOME) EXPENSE
Amortization of debt discount and equity issuance costs	2,019,726	4,234,823
Loss on extinguishment of debt	377,300	–
Interest expense, net	345,371	323,557
Gain on warrant derivative liability	(816,986)	–
Loss from Desert Created investment	–	182,136
Impairment of Desert Created investment	–	823,819
Total other expense, net	1,925,411	5,564,335

NET LOSS FROM CONTINUING OPERATIONS	$(10,787,100)	$(16,135,310)

Loss from discontinued operations	(1,675,539)	(838,448)

NET LOSS	$(12,462,639)	$(16,973,758)
Deemed dividend	(2,341,000)	–

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,803,639)	$(16,973,758)

PER SHARE DATA Basic and diluted
Net loss from continuing operations per share	$(0.28)	$(0.46)
Net loss from discontinued operations per share	$(0.04)	$(0.02)
Net loss attributable to common stockholders per share	$(0.39)	$(0.49)
Weighted average number of common shares outstanding	38,106,781	34,938,978

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(12,462,639)	$(16,973,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	2,019,726	4,234,823
Loss on extinguishment of debt	377,300	–
Depreciation and amortization expense	196,247	149,504
Amortization of loan origination fees	(13,333)	–
Bad debt expense	174,249	87,592
Impairment of assets	147,035	–
Loss on disposal of property and equipment	104,803	–
Impairment of Desert Created investment	–	823,819
Loss from Desert Created investment	–	182,136
Gain on warrant derivative liability	(816,986)	–
Share-based payments	3,966,621	5,995,007
Changes in operating assets and liabilities:
Accounts receivable	(101,766)	(56,954)
Prepaid expenses and other assets	(138,254)	231,746
Inventory	(23,772)	(88,494)
Accounts payable and accrued liabilities	1,242,108	(311,628)
Net cash used in operating activities:	(5,328,661)	(5,726,207)

INVESTING ACTIVITIES
Purchase of property and equipment	(318,639)	(241,311)
Lending on notes receivable	(705,000)	(650,000)
Proceeds on notes receivable	270,000	600,000
Investment in Flowhub SAFE	–	(250,000)
Investment in Desert Created	–	(50,000)
Proceeds on investment in Desert Created	–	23,045
Net cash used in investing activities	(753,639)	(568,266)

FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	2,604,355	–
Proceeds from the exercise of warrants	–	3,985,197
Proceeds from exercise of stock options	188,770	721,034
Proceeds from notes payable	1,455,000	7,500,000
Payments on notes payable	(5,898,000)	(1,621,250)
Payments on Infinity Note related party	–	(1,370,126)
Net cash provided by (used in) financing activities	(1,649,875)	9,214,855

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,732,175)	2,920,382
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,957,169	5,036,787
CASH AND CASH EQUIVALENTS, END OF PERIOD	$224,994	$7,957,169

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$305,195	$637,586

NON-CASH INVESTING & FINANCING ACTIVITIES
Deemed dividend from warrant repricing	$2,603,000	$–
Operating lease right-of-use asset/Operating lease liability	154,200	–
12% Warrants recorded as a debt discount and loss on extinguishment of debt
SBI Warrants recorded as a debt discount and loss on extinguishment of debt	28,800	–
15% Warrants recorded as a debt discount and additional paid-in capital	158,100	–
8.5% Note principal used to exercise 8.5% Warrants	–	651,000
8.5% Warrants recorded as debt discount and additional paid-in capital	–	5,366,000
Issuance of common stock for accrued stock payable	–	321,860
Issuance of common stock and warrants for investment in Desert Created	–	979,000

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
January 1, 2018	27,692,910	$27,693	$38,292,493	$(34,814,189)	$3,505,997
Common stock issued upon exercise of warrants for debt	7,546,286	7,547	4,795,510	–	4,803,057
Common stock issued upon exercise of stock options	731,264	731	720,303	–	721,034
Common stock issued for MHPS acquisition	104,359	104	154,896	–	155,000
Common stock and warrants issued for Desert Created acquisition	75,000	75	978,925	–	979,000
Common stock issued for services	72,933	73	234,928	–	235,001
Stock options granted to employees	–	–	3,626,271	–	3,626,271
Stock options under Feinsod Agreement	–	–	2,062,270	–	2,062,270
Warrants issued for services	–	–	71,465	–	71,465
Warrants issued with the 8.5% notes	–	–	5,366,000	–	5,366,000
Net loss	–	–		(16,973,758)	(16,973,758)
December 31, 2018	36,222,752	36,223	56,303,061	(51,787,947)	4,551,337
Sale of common stock, net of issuance costs	3,000,000	3,000	503,614	–	506,614
Warrants issued with the 12% Notes	–	–	392,000	–	392,000
Warrants issued with the 15% Notes	–	–	158,100	–	158,100
Warrants issued with the SBI Note	–	–	28,800	–	28,800
Common stock issued for property and equipment	5,000	5	7,995	–	8,000
Common stock issued upon exercise of stock options	269,728	270	188,500	–	188,770
Stock options granted to employees and consultants	–	–	3,885,964	–	3,885,964
Net loss				(12,462,639)	(12,462,639)
December 31, 2019	39,497,480	$39,498	$61,468,034	$(64,250,586)	$(2,743,054)

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corp, a Colorado Corporation (the “Company,” “we,” “us,” “our,” or “GCC”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry.  On June 6, 2018 we began trading on the OTCQX® Best Market after upgrading from the OTCQB® Venture Market.  As of December 31, 2019, our operations are segregated into the following two segments:

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.  During 2019 and 2018, 59% and 60% of NBC’s revenue was with three customers and one customer, respectively.

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

Held for Sale - Security and Cash Transportation Services (“Security Segment”)

We provide advanced security, including on-site professionals and cash transport, to licensed cannabis cultivators, cannabis processing facilities and retail shops, under the business name Iron Protection Group (“IPG”) in California and Colorado, and security services to non-cannabis customers in Colorado, such as hotels, apartment buildings and retail. On December 26, 2019, the board of directors and management made the strategic decision to investigate a possible buyer for the security segment and if no buyer could be found, cease operations of the security segment. We transferred all our Colorado security contracts and employees to a company on January 16, 2020.  We will receive $1.00 per man hour worked on existing contracts for a period of one year.  On February 6, 2020 we cancelled all our security contracts in California.

Discontinued Operations - Consumer Goods and Marketing Consulting (“Consumer Goods Segment”)

Our apparel business, Chiefton, has two primary revenue streams.  Chiefton Supply strives to create innovative, unique t-shirts, hats, hoodies and accessories. Our apparel is sold through our on-line shop, cannabis retailers, non-cannabis retailers, and specialty t-shirt and gift shops.  Chiefton Design provides design, branding and marketing strategy consulting services to the cannabis industry, which frequently includes sourcing and selling customer-specific apparel and accessories.  On December 26, 2019, the board of directors and management made the strategic move to cease operations of Chiefton.  All operations of Chiefton were abandoned on December 31, 2019.

Our CBD retail business, STOA Wellness, opened in July of 2019.  STOA Wellness offers a curated collection of high quality CBD products for athletes and general wellness.  On December 26, 2019, the board of directors committed to a plan to cease operations of STOA Wellness.  We transferred all assets of STOA Wellness to an individual on January 10, 2020, in exchange for the release on the outstanding lease.

Basis of Presentation

The accompanying consolidated financial statements include the results of GCC and its ten wholly-owned subsidiary companies: (a) 6565 E. Evans Owner LLC, a Colorado limited liability company formed in 2014; (b) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; (c) GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015; (d) GC-NY Health, LLC, a New York limited liability company formed in 2019; (e) Standard

Cann, Inc., a Colorado corporation formed in 2019; (f) Cannasseur, LLC, a Colorado limited liability company formed in 2019; (g) Cannasseur Dispensary, LLC, a limited liability company formed in 2019; (h) Cannasseur Cultivation, LLC, a limited liability company formed in 2019; (i) Cannasseur Extraction, LLC, a limited liability company formed in 2019 and (j) GC Corp., a Colorado corporation, originally formed in 2013 under the name ACS Corp. In 2015, the name was changed to GC Corp. Intercompany accounts and transactions have been eliminated.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. Our cash of approximately $225,000 as of December 31, 2019, is not sufficient to absorb our operating losses and retire our debt of approximately $2,330,000.  The warrants associated with this debt, if exercised, would provide sufficient funds to retire the debt; however, there is no guarantee that these warrants will be exercised. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful obtaining additional capital and (b) actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks, and investments that are highly liquid and have maturities of three months or less at the date of purchase.  We maintain our cash balances in financial institutions that, from time to time, may exceed amounts insured by the Federal Deposit Insurance Corporation ($250,000 as of December 31, 2019).

Inventory

Our inventory consists of finished goods, including apparel and supplies for the cannabis market.  Inventory is stated at the lower of cost (net realizable value), using average cost to determine cost. We monitor inventory cost compared to selling price in order to determine if a write down to net realizable value is necessary.  In December 2019, we ceased all operations of Chiefton and determined we would be ceasing operations of STOA in January 2020.  As a result, we wrote down all of the remaining inventory to $0 as of December 31, 2019.  We recognized $147,035 in expense as a result of this write down of inventory and is included in loss on discontinued operations on the statement of operations.

Accounts Receivable. net

Accounts receivable are recorded at the original invoiced amount due from our customers less an allowance for any potential uncollectible amounts.  We control credit risk related to accounts receivable through credit approvals, credit limits and monitoring processes.  In making the determination of the appropriate allowance for doubtful accounts, management considers prior experience with customers, analysis of accounts receivable aging reports, changes in customer payment patterns, and historical write-offs.  The allowance for doubtful accounts totaled $111,000 and $9,000 as of December 31, 2019 and 2018, respectively.  The amounts charged to operations and write-offs were immaterial for the periods presented.

Notes Receivable

Notes receivable consist primarily of amounts due to us related to the financing of different business ventures.  Direct loan origination costs we incur are netted with loan origination fees we receive and the net amount, loan origination fees or costs, is included in notes receivable on the consolidated balance sheets.  The loan origination fees or costs are amortized over the term of the underlying note receivable and included in interest income in the consolidated statements of operations. We report notes receivable at the principal balance outstanding less an allowance for losses.  We monitor the financial condition of the notes receivable and record provisions for estimated losses when we believe it is probable that the holders of the notes receivable will be unable to make their required payments.  We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance.

Right-of-use Asset / Lease Liability

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842)” on January 1, 2019, which requires all assets and liabilities arising from leases to be recognized in our consolidated balance sheets.  In July 2018, the FASB added an optional transition method which the Company elected upon adoption of the new standard. This allowed us to recognize and measure leases existing at January 1, 2019 without restating comparative information. In addition, the Company elected to apply the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification.  We first evaluated our leases to determine whether they are classified as a finance lease or as an operating lease.  A lease is a finance lease if any of the following criteria are met: (a) ownership transfers, (b) the lease includes an option to purchase the underlying asset, (c) the lease term is for the major part of the remaining economic life of the underlying asset, (d) the present value of the lease payments equals or exceeds the fair value of the underlying asset, or (e) the underlying asset is of a specialized nature that is expected to have no alternative use to the lessor at the end of the lease term.  All of our leases are classified as operating leases.  We then determined whether the short-term exemption applies; that is, is the lease term 12 months or less and does not include a purchase option whose exercise is reasonably certain.  If the short-term exemption applies then lease payments are recognized as expense and no asset or liability is recorded.  If the short-term exemption does not apply, then we recorded an operating lease right-of-use asset and a corresponding operating lease liability equal to the present value of the lease payments. All of our leases entered into prior to 2019 met the short-term exemption, so modification to prior period financial position was is not required. The two-year commercial real estate lease we entered into in February 2019 did not meet the short-term exemption and, accordingly, we recorded the present value of the lease payments of $83,525, as a right-of-use asset and a lease liability in the consolidated balance sheet. We recognize operating lease expense on a straight-line basis over the life of the lease.

Property and Equipment, net

Property and equipment are recorded at historical cost, less accumulated depreciation.  Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets:  thirty years for buildings, the lesser of five years or the life of the lease for leasehold improvements, and three to five years for furniture, fixtures and equipment, software and vehicles.  Land is not depreciated.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

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

Intangible Assets

Intangible assets consist primarily of customer relationships and marketing-related intangibles. Our intangible assets are being amortized on a straight-line basis over a period of two years and are fully amortized as of December 31, 2019.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales and undiscounted cash flow models.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

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

Debt with warrants  When we issue debt with warrants, we treat the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations.  The offset to the contra-liability is recorded as additional paid in capital in our consolidated balance sheets.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statement of operations.  The debt is treated as conventional debt.

We determine the value of the non-complex warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk-free interest rate associated with the life of the debt, and the volatility of our stock.  For warrants with complex terms, we use the binomial lattice model to estimate their fair value.

Modification of Debt - When we change the terms of existing notes payable, we evaluate the amendments under ASC 470-50, Debt Modification and Extinguishment to determine whether the change should be treated as a modification or as a debt extinguishment.  This evaluation includes analyzing whether there are significant and consequential changes to the economic substance of the note.  If the change is deemed insignificant then the change is considered a debt modification, whereas if the change is substantial the change is reflected as a debt extinguishment.

Fair Value of Financial Instruments

U.S. generally accepted accounting principles (“GAAP”) requires disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the consolidated balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

Level 1  Quoted prices in active markets for identical assets or liabilities.  There are no fair valued assets or liabilities classified under Level 1 as of December 31, 2019 and 2018.

Level 2  Observable prices that are based on inputs not quoted on active markets but corroborated by market data.  There are no fair valued assets or liabilities classified under Level 2 as of December 31, 2019 and 2018.

Level 3  Unobservable inputs are used when little or no market data is available.  The fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 12).

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

Extinguishment of Notes Payable

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

Warrants Instruments

Warrants with derivative features  When we raise capital by issuing warrants that do not have complex terms, they are recorded as additional paid in capital in our consolidated balance sheet. When we issue warrants that have complex terms, such as a clause in which the warrant agreements contain a cash settlement provision whereby the holders could settle the warrants for cash upon a fundamental transaction that is considered outside of the control of management, such as a change of control, the warrants are considered to be a derivative that are recorded as a liability at fair value. The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as other expense or gain.

Revenue Recognition

We have two main revenue streams: (i) product sales; and (ii) licensing and consulting.

Product sales are recorded at the time that control of the products is transferred to customers. In evaluating the timing of the transfer of control of products to customers, we consider several indicators, including significant risks and rewards of products, our right to payment, and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are delivered to customers.

Revenue from licensing and consulting services is recognized when our obligations to our client are fulfilled which is determined when milestones in the contract are achieved.

ASC Topic 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive. Application of ASC Topic 606 requires us to use more judgment and make more estimates than under former guidance. Application of ASC Topic 606 requires a five-step model applicable to all product offerings revenue streams as follows:

Identification of the contract, or contracts, with a customer

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit or financial information pertaining to the customer.

Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract.

When a contract includes multiple promised goods or services, we apply judgment to determine whether the promised goods or services are capable of being distinct and are distinct within the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.

Determination of the transaction price

The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods or services to our customer. We estimate any variable consideration included in the transaction price using the expected value method that requires the use of significant estimates for discounts, cancellation periods, refunds and returns. Variable consideration is described in detail below.

Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative Stand-Alone Selling Price (“SSP,”) basis. We determine SSP based on the price at which the performance obligation would be sold separately. If the SSP is not observable, we estimate the SSP based on available information, including market conditions and any applicable internally approved pricing guidelines.

Recognition of revenue when, or as, we satisfy a performance obligation

We recognize revenue at the point in time that the related performance obligation is satisfied by transferring the promised goods or services to our customer.

Principal versus Agent Considerations

When another party is involved in providing goods or services to our customer, we apply the principal versus agent guidance in ASC Topic 606 to determine if we are the principal or an agent to the transaction. When we control the specified goods or services before they are transferred to our customer, we report revenue gross, as principal. If we do not control the goods or services before they are transferred to our customer, revenue is reported net of the fees paid to the other party, as agent. Our evaluation to determine if we control the goods or services within ASC Topic 606 includes the following indicators:

We are primarily responsible for fulfilling the promise to provide the specified good or service.

When we are primarily responsible for providing the goods and services, such as when the other party is acting on our behalf, we have indication that we are the principal to the transaction. We consider if we may terminate our relationship with the other party at any time without penalty or without permission from our customer.

We have risk before the specified good or service have been transferred to a customer or after transfer of control to the customer.

We may commit to obtaining the services of another party with or without an existing contract with our customer. In these situations, we have risk of loss as principal for any amount due to the other party regardless of the amount(s) we earn as revenue from our customer.

The entity has discretion in establishing the price for the specified good or service.

We have discretion in establishing the price our customer pays for the specified goods or services.

Contract Liabilities

Contract liabilities consist of customer advance payments and billings in excess of revenue recognized. We may receive payments from our customers in advance of completing our performance obligations. We record contract liabilities equal to the amount of payments received in excess of revenue recognized, including payments that are refundable if the customer cancels the contract according to the contract terms. Contract liabilities have been historically recorded as current liabilities on our consolidated financial statements when the time to fulfill the performance obligations under terms of our contracts is less than one year. We have no Long-term contract liabilities which would represent the amount of payments received in excess of revenue earned, including those that are refundable, when the time to fulfill the performance obligation is greater than one year.

Share-based Payments

Employee and non-employee awards – We account for share-based compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees and non-employees, including grants of employee stock options, to be recognized as an expense in the consolidated financial statements based on their fair values. The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. Stock options generally vest in one year. The Company accounts for forfeitures of share-based grants as they occur. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

Market price-based awards  We may issue share-based payments that vest when certain market conditions are met, such as our common stock trading above a certain value for a specific number of days.  We recognize expense for market price-based options at the estimated fair value of the options using the binomial lattice model over the estimated life of the options used in the model, or immediately upon the market conditions being met.  We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option.

Shipping and Handling

Payments by customers to us for shipping and handling costs are included in revenue on the consolidated statements of operations, while our expense is included in cost of goods sold. Shipping and handling for inventory are included as a component of inventory on the consolidated balance sheets, and in cost of goods sold in the consolidated statements of operations when the product is sold.

Income Taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities and would be recorded in income tax expense. Our assessment of tax positions as of December 31, 2019 and 2018, determined that there were no material uncertain tax positions.

In general, the tax returns for the years ending December 31, 2016 through 2018 are open to examination by federal and state authorities.

Reportable Segments

Our reporting segments consist of:  a) Operations Consulting and Products; and b) Capital Investments and Real Estate.  Our Chief Executive Officer has been identified as the chief decision maker.  Our operations are conducted primarily within the United States of America.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. We disclose related party transactions that are outside of normal compensatory agreements, such as salaries or board of director fees.  We consider the following individuals/companies to be related parties:

•

Michael Feinsod  Chairman of our Board of Directors (“Board”).

•

Infinity Capital West, LLC (“Infinity Capital”)  An investment management company that was founded and is controlled by Michael Feinsod.

•

Peter Boockvar  Audit committee chairman.

•

Seth Oster – Board member

•

DB Arizona  A company that borrowed $825,000 from GC Finance Arizona.  Prior to our purchase in June 2017, we did not possess the ability to influence DB Arizona and DB Arizona did not have the ability to influence us.  We include DB Arizona as a related party due to our relationship with Michael Feinsod and Infinity Capital, and their relationship with DB Arizona.

Recently Issued Accounting Standards

FASB ASU 2019-12 – “Income Taxes (Topic 740)” – In December 2019, the FASB issued guidance which simplifies certain aspects of accounting for income taxes.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted.  We do not expect adoption of this ASU to have a material effect on our consolidated financial statements.

FASB ASU 2018-013  “Fair Value Measurement (Topic 820)”-  In August 2018, the FASB issued new disclosure guidance on fair value measurement. This new guidance modifies the disclosure requirements on fair value measurements, including removal and modifications of various current disclosures as well as some additional disclosure requirements for Level 3 fair value measurements. Some of these disclosure changes must be applied prospectively while others retrospectively depending on requirement. This guidance is required to be adopted by the Company beginning in fiscal year 2020, with early adoption permitted. We did not early adopt this guidance. The adoption of these changes is not expected to have an impact on our consolidated financial statements other than disclosures.

NOTE 2.   INVESTMENTS AND ACQUISITIONS

Flowhub SAFE

On November 7, 2018, we invested $250,000 in Flowhub Holdings, LLC (“Flowhub”) through a simple agreement for future equity (the “Flowhub SAFE”). The Flowhub SAFE provides us with the right to either (a) future equity in Flowhub when it completes an equity financing, or (b) future equity in Flowhub or cash proceeds if there is a liquidity event. If there is an equity financing, Flowhub would issue to us (a) a number of standard preferred units equal to our investment divided by the price per share of the standard preferred units if the pre-money valuation is less than or equal to the valuation cap ($35 million); or (b) a number of safe preferred units equal to the purchase amount divided by the valuation cap ($35 million), if the pre-money valuation is greater than the valuation cap. If there is a liquidity event, we will receive either (a) a cash payment equal to the purchase amount or (b) automatically receive a number of common units equal to the purchase amount divided by the liquidity price.  Our investment in the Flowhub SAFE is recorded on the cost method of accounting and included under investment on the consolidated balance sheet and is shown as long-term, as it is not readily convertible into cash.

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

NOTE 3.   DISCONTINUED OPERATIONS

Security Segment

On December 26, 2019, the board of directors and management made the strategic decision to investigate a possible buyer for the security segment and if no buyer could be found, cease operations of the security segment. We transferred all our Colorado security contracts and employees to a company on January 16, 2020.  We will receive $1.00 per man hour worked on existing contracts for a period of one year.  On February 6, 2020 we cancelled all our security contracts in California.  The assets and liabilities classified as held for sale for the security segment are presented separately in the balance sheet and the operating results for the years ended December 31, 2019 and 2018 are presented as discontinued operations.

Assets and liabilities of discontinued operations held for sale included the following:

	December 31,
	2019	2018
Cash and cash equivalents	$77,380	$352,607
Accounts receivable, net	280,058	277,857
Prepaid expenses and other current assets	17,780	19,311
Current assets held for sale	$375,218	$649,775

Property and equipment, net	$15,584	$24,008
Intangibles	–	42,247
Noncurrent assets held for sale	$15,584	$66,255

Accounts payable and accrued expenses	$88,309	$78,065
Customer deposits	60,940	81,879
Current liabilities held for sale	$149,249	$159,944

A breakdown of the discontinued operations is presented as follows:

	Year ended December 31,
	2019	2018
Service revenues	$2,118,732	$2,602,365

Cost of service revenues	1,650,823	2,033,544
Cost of goods sold	–	4,373
Selling, general and administrative	877,795	795,381
Professional fees	4,219	104,730
Depreciation and amortization	51,654	87,061
Total costs and expenses	2,584,491	3,025,089

OPERATING LOSS	(465,759)	(422,724)

Interest expense, net	3,422	2,421

NET LOSS FROM DISCONTINUED OPERATIONS	$(469,181)	$(425,145)

The cash flows related to discontinued operations have not been segregated, and are included in the consolidated statements of cash flows.  The following table provides selected information on cash flows related to discontinued operations for 2019 and 2018.

	Year ended December 31,
	2019	2018
Receivables	(2,201)	(86,373)
Prepaids and other	10,951	(7,715)
Depreciation and amortization	51,654	87,061
Capital expenditures	(2,556)	(11,139)
Accounts payable and accrued expenses	10,244	2,479
Customer deposits	(20,939)	60,878

Consumer Goods Segment

On December 26, 2019, the board of directors and management made the strategic move to cease operations of Chiefton.  On December 26, 2019, the board of directors committed to a plan to cease operations of STOA Wellness.  We transferred all assets of STOA Wellness to an individual on January 10, 2020, in exchange for the release on the outstanding lease.  The assets and liabilities classified as discontinued operations for the consumer goods segment are presented separately in the balance sheet and the operating results for the years ended December 31, 2019 and 2018 are presented as discontinued operations.

Assets and liabilities of discontinued operations included the following:

	December 31,
	2019	2018
Cash and cash equivalents	$25,223	$–
Accounts receivable, net	7,836	21,102
Prepaid expenses and other current assets	14,394	–
Inventory	–	123,263
Current assets discontinued operations	$47,453	$144,365

Right to use asset	$83,525	$–
Noncurrent assets discontinued operations	$83,525	$–

Accounts payable and accrued expenses	$124,468	$4,920
Customer deposits	–	1,300
Operating lease liability – current portion	83,525	–
Current liabilities discontinued operations	$207,993	$6,220

A breakdown of the discontinued operations is presented as follows:

	Year ended December 31,
	2019	2018
Service	$–	$145,079
Product	222,220	134,012
Total Revenues	222,220	279,091

Cost of service revenues	–	59,227
Cost of goods sold	223,354	186,120
Selling, general and administrative	833,742	410,529
Professional fees	110,064	36,518
Depreciation and amortization	28,897	–
Impairment of assets	232,521	–
Total costs and expenses	1,428,578	692,394

OPERATING LOSS	(1,206,358)	(413,303)

NET LOSS FROM DISCONTINUED OPERATIONS	$(1,206,358)	$(413,303)

The cash flows related to discontinued operations have not been segregated, and are included in the consolidated statements of cash flows.  The following table provides selected information on cash flows related to discontinued operations for 2019 and 2018.

	Year ended December 31,
	2019	2018
Receivables	13,266	1,962
Prepaids and other	(14,394)	–
Inventory	–	(88,494)
Depreciation and amortization	28,897	–
Capital expenditures	(114,384)	–
Accounts payable and accrued expenses	119,548	4,920
Customer deposits	(1,300)	1,300
Loss on disposal of segment	232,521	–

NOTE 4.   ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS

Our accounts receivable consisted of the following:

	December 31,
	2019	2018
Accounts receivable	$196,204	$125,622
Less: Allowance for doubtful accounts	(111,000)	(9,000)
Total	$85,204	$116,622

We record bad debt expense when we conclude the credit risk of a customer indicates the amount due under the contract is not collectible.  We recorded bad debt expense of $103,182 and $15,864, respectively, during the years ended December 31, 2019 and 2018.

As of December 31, 2019, and 2018, prepaid expenses and other current assets includes $0 and $18,164 of unbilled revenue, respectively, representing amounts for services completed but not billed.

Our customer deposit liability had the following activity:

Amount
December 31, 2018	$308,111
Additional deposits received	2,252,416
Less: Deposits recognized as revenue	(1,997,724)
December 31, 2019	$562,803

NOTE 5.   NOTES RECEIVABLE

Our notes receivable consisted of the following:

	December 31, 2019	December 31, 2018
CCR Note	$375,000	$–
BB Note	100,000	–
BRB Realty	–	50,000
Total principal	475,000	50,000
Unamortized loan origination fee	(6,667)	–
	468,333	50,000
Less: Current portion	(375,000)	(50,000)
Long-term portion	$93,333	$–

In March 2019, we agreed to loan $375,000 to Consolidated C.R., LLC (“CCR”) pursuant to the terms of a convertible promissory note (“CCR Note”), bearing interest at 12% per annum, collateralized by virtually all of the assets of CCR and a maturity date of September 2020.  Interest is due on the first of every month starting in November 2019.  CCR is a vertically integrated medical cannabis company located in San Juan, Puerto Rico.  As of December 31, 2019, we had loaned $375,000, of which $155,000 was loaned in the first quarter, to CCR under the CCR Note.  The CCR Note included a loan origination fee of $15,000, which is being recognized as interest income over the term of the agreement.

On January 3, 2019, we loaned $100,000 to Beacher Brewing, LLC (“BB”) pursuant to the terms of a promissory note (“BB Note”), bearing interest at 11% per annum and a maturity date of January 3, 2020.  Interest is due in advance at the beginning of each quarter.  On December 13, 2019, we agreed to extend the maturity date to January 3, 2021.

On December 13, 2018, we loaned $50,000 to BRB Realty, LLC (“BRB”) pursuant to the terms of a promissory note (“BRB Note”), bearing interest at 13% per annum and a maturity date of June 12, 2019.  On January 19, 2019 the BRB Note was amended with an additional loan amount of $250,000 bearing an interest rate of 13% and a new maturity date of July 15, 2019.  On July 15, 2019, BRB Realty extended the maturity date, in accordance with the terms of the BRB Note, an additional six months with an increased interest rate to 15%. Interest is due at the beginning of each month.  In December 2019, we agreed to forgive $30,000 of the note receivable in exchange for early payment.  The note was paid off on December 3, 2019 and the $30,000 was recorded as bad debt expense and is included in sales, general and administrative on the consolidated statement of operations.  The BRB Note included a loan origination fee of $5,000, which is being recognized as interest income over the term of the agreement.

NOTE 6.   PREPAIDS AND OTHER CURRENT ASSETS

Our Prepaids and other current assets consist of the following:

	December 31,
	2019	2018
Prepaid insurance	$74,026	$81,667
Prepaid product for resale	292,306	173,852
Other	180,638	166,060
	$546,970	$421,579

NOTE 7.   PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2019	2018
Land	$800,000	$800,000
Buildings	508,104	508,104
Furniture, fixtures and equipment	331,467	274,380
Software	120,111	–
	1,759,682	1,582,484
Less: Accumulated depreciation	(252,355)	(143,417)
	$1,507,327	$1,439,067

Depreciation expense was $115,696 and $62,443, respectively, for the years ended December 31, 2019 and 2018.

NOTE 8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Our accounts payable and accrued expenses consist of the following:

	December 31,
	2019	2018
Accounts payable	$879,347	$125,151
Accrued payroll, taxes and vacation	305,259	232,313
Property taxes and other	36,588	85,243
	$1,221,194	$442,707

NOTE 9.   ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

	Amount	Number of Shares
December 31, 2018	$–	–
Employee stock award accrual	80,657	34,469
December 31, 2019	$80,657	34,469

On January 29, 2019, we granted an employee $100,000 worth of our common stock, with fifty percent vesting on July 29, 2019 and the remaining amount vesting over eighteen months.  Based on a stock price of $2.34 on the date of grant, the employee would receive 42,736 shares of our common stock upon vesting.  We are recognizing the value of the grant ratably over the vesting periods.  As of December 31, 2019, no stock had been issued to the employee and as a result we are recognizing the stock liability.

NOTE 10.   NOTES PAYABLE

Our notes payable consisted of the following:

	December 31,	December 31,
	2019	2018
2019 12% Notes	$1,506,000	$–
8.5% Notes	–	6,849,000
SBI Note	750,000	–
2019 15% Notes	200,000	–
Related party note payable	100,000	–
Unamortized debt discount	(225,649)	(1,575,094)
	2,330,351	5,273,906
Less: Current portion	(2,330,351)	(5,273,906)
Long-term portion	$–	$–

2019 12% Notes

In September 2019, we completed a private placement with certain accredited investors pursuant to (a) a senior unsecured promissory note, bearing interest at 12% payable quarterly, with principal due October 31, 2020, with an option for us to extend the due date to October 31, 2021 (“2019 12% Notes”) and (b) warrants with an exercise price of $1.30 per share and a life of 1.1 years; however, if we prepay at any time the life extends to October 31, 2022 (“2019 12% Warrants”) (combined the “2019 12% Agreements”).  We may prepay the 2019 12% Notes at any time, but in any event must pay at least one year of interest.

We issued an aggregate of $1,506,000 under the 2019 12% Notes and warrants to purchase an aggregate of 1,506,000 shares of common stock.  We received $400,000 in cash and $1,106,000 from modifying the outstanding principal under the 8.5% Notes; see 8.5% Notes below. The change in terms of the 8.5% Notes is treated as a debt extinguishment and the fair value of the warrants of $298,500 is included in our consolidated statement of operations and as additional paid-in capital.

The relative fair value of the 2019 12% Warrants was recorded as a debt discount and additional paid-in capital of $93,500.  For the year ended December 31, 2019, amortization of debt discount includes $23,432. The 2019 12% Notes are otherwise treated as conventional debt.

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

We received $7,500,000 of cash for issuing the 8.5% Notes.  The relative fair value of the 8.5% Warrants was recorded as a debt discount and additional paid-in capital of $5,366,000.  For the years ended December 31, 2019 and 2018, amortization of debt discount expense was $1,575,094 and $3,790,906, respectively, from the 8.5% Notes.  The 8.5% Notes are otherwise treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 8.5% Warrants as of April 2018, were:

Current stock price	$ 4.18
Exercise price	$ 2.35
Risk-free interest rate	2.46%
Expected dividend yield	–
Expected term (in years)	2.0
Expected volatility	134%
Number of iterations	5

SBI Debt

In July 2019, we completed a $855,000 private placement pursuant to a promissory note (“SBI Note”) with a certain accredited investor, bearing interest at 10% with principal due on October 18, 2019.  On October 18, 2019, SBI agreed to an extension to November 1, 2019. On November 1, 2019, SBI agreed to another extension of the debt to November 15, 2019.  On November 15, 2019, SBI agreed to another extension of debt to November 29, 2019 with an increase in principal amount of the note from $855,000 to $905,000.  On November 27, 2019, SBI agreed to an extension of the note to December 13, 2019.  On December 13, 2019, SBI agreed to extend the maturity date to December 20, 2019.  On December 30, 2019 SBI agreed to extend the maturity date of the note to January 31, 2020, upon the payment of $195,911, of which $40,911 was for accrued interest and $155,000 towards the outstanding principal of the note.  See Note 16 for further detail.  The change in terms of the SBI note is treated as a debt extinguishment.  The additional $50,000 of principal was treated as a debt extinguishment and included in our consolidated statement of operations.

We received $755,000 of cash for issuing the SBI Note and the difference between the cash received and the principal amount was recorded as a debt discount of $100,000 and has been fully amortized.

15% Notes

In December 2019, we sold $300,000 promissory notes (“15% Notes”) and warrants to certain accredited investors.  The promissory notes, bear interest at 15%, with principal due January 31, 2021, and interest payable quarterly.  We may prepay the 15% Notes at any time, but in any event must pay at least six months of interest.  Included in these notes is an amount of $100,000 from a board member, a related party.

The warrants granted to the investors are fully-vested and the number of shares underlying the warrants three time the principal amount of the Notes or nine hundred thousand warrants, with an exercise price of $0.45 per share (the “15% Warrants”).  The 15% Warrants were issued in three tranches, A, B, and C.  All the warrants have the same terms except the expiration dates.  Warrant A has an expiration date of December 31, 2020, Warrant B has an expiration date of December 31, 2021 and Warrant C has an expiration date of December 31, 2022.

We received $300,000 of cash for issuing the 15% Notes.  The relative fair value of the 15% Warrants was recorded as a debt discount and additional paid-in capital of $158,100.  For the years ended December 31, 2019 and 2018, amortization of debt discount expense was $2,519 and $0, respectively, from the 15% Notes.  The 15% Notes are otherwise treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 15% Warrants as of December 2019, were:

Current stock price	$ 0.54 - 0.67
Exercise price	$ 0.45
Risk-free interest rate	1.60 - 1.62%
Expected dividend yield	–
Expected term (in years)	1.01 3.06
Expected volatility	118 - 119%

NOTE 11.   WARRANT DERIVATIVE LIABILITY

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

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants:

	May 31,	December 31,
	2019	2019
Number of shares underlying the warrants	3,000,000	3,000,000
Fair market value of stock	$0.95	$0.63
Exercise price	$1.30	$0.45
Volatility	133%	124%
Risk-free interest rate	1.93%	1.69%
Warrant life (years)	5.00	4.41

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	December 31,
	2019	2019
Beginning balance	$–	$–
Recognition of warrant derivative liability on May 31, 2019	2,416,422	–
Change in fair value of warrants derivative liability	(816,986)	–
Ending balance	$1,599,436	$–

NOTE 12.   COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  The Company is not presently a party to any legal proceedings that would have a material adverse effect on its business, operating results, financial condition or cash flows.

NOTE 13.   DEFERRED TAXES

The income tax was $0 as of December 31, 2019 and 2018.

Significant components of the Company's deferred tax assets at December 31, 2019 and 2018 are shown below. A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement. The increase in the valuation allowance in 2019 represents the increase in deferred tax assets that the Company has determined is not more likely than not of being recovered. If the Company's judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense.

The components of net deferred tax assets are as follows:

	December 31,
	2019	2018
Net operating loss carryforwards	$7,116,767	$5,383,012
Equity-based instruments	5,810,660	5,004,624
Long-lived assets and other	491,730	555,138
Capital loss carryforward	120,318	–
Deferred tax asset valuation allowance	(13,539,475)	(10,942,774)
	$–	$–

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year ended December 31,
	2019	2018
Income tax benefit at statutory rate	$(2,617,154)	$(3,564,489)
State income tax benefit, net of Federal benefit	(455,846)	(620,849)
Equity-based instruments	146,446	(326,242)
Fair market value adjustment/loss on extinguishment derivative liabilities	(108,416)	–
Amortization of debt discount	498,018	1,044,210
Other	(59,749)	47,895
Valuation allowance	2,596,701	3,419,475
	$–	$–

As of December 31, 2019 and 2018, the Company had federal and state net operating loss carryforwards of approximately $29 million and $22 million, respectively.  Of the current net operating loss carryforwards, $14 million expire starting in 2033 through 2037 and $15 million do not expire.

Pursuant to the Internal Revenue Code Sections 382 and 383, use of the Company's U.S. federal and state net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.

NOTE 14.   STOCKHOLDERS’ EQUITY

2019 Capital Raise

On May 31, 2019 we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants (“2019 Warrants”) to purchase shares of our common stock (together “2019 Units”) in a registered direct offering for $1.00 per 2019 Unit (combined the “2019 Capital Raise”). The 2019 Warrants have an exercise price of $1.30 per share and are exercisable for five years from the date of issuance. We received cash of $2,604,355 which is net of $395,645 of issuance costs, of which $318,681 is included as amortization of debt discount and equity issuance costs and $76,964 is included as a reduction of additional paid in capital. Of the gross proceeds, we recorded $2,416,422 as a warrant derivative liability, as discussed in Note 11. We used a portion of the net proceeds from the issuance of the 2019 Units to pay down the 8.5% Notes by $5,743,000, leaving $1,106,000 outstanding.

Share-based compensation

Share-based compensation expense consisted of the following:

	Year ended December 31,
	2019	2018
Employee Awards	$3,040,497	$3,626,271
Consulting Awards	85,683	306,466
Feinsod Agreement	840,441	2,062,270
	$3,966,621	$5,995,007

Employee Stock Options

On October 29, 2014, the Board authorized the adoption of and, on June 26, 2015, our stockholders ratified, our 2014 Equity Incentive Plan for the issuance of 10 million shares of our common stock and, in April 2018, stockholders approved an increase of 5 million shares of common stock that may be granted (the “Incentive Plan”).  The Incentive Plan provides for the issuance of up to 15 million shares of our common stock and is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning our long term interests with participants.  A Registration Statement on Form S-8 for the initial 10 million shares automatically became effective in May 2016, and a Registration Statement on Form S-8 for the additional 5 million shares and 900,000 shares under the Feinsod Agreement automatically became effective in June 2018 (collectively, the “Registration Statements”).  The Registration Statements relate to 15,000,000 shares of our common stock, which are issuable pursuant to or, upon exercise of, options that have been granted or may be granted under our Incentive Plan.  As of December 31, 2019, there were 986,442 shares available to issue under the Incentive Plan.

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  The following summarizes the Black-Scholes assumptions used to value the Employee Awards granted:

Year ended December 31,
	2019	2018
Exercise price	$0.55 2.37	$ 1.71 7.17
Stock price on date of grant	$0.55 2.37	$ 1.71 7.17
Volatility	119 - 130%	131 140%
Risk-free interest rate	1.43 2.60%	2.1 2.9%
Expected life (years)	3.0	3.0
Dividend yield	–	–

The following summarizes Employee Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	9,173,380	1.68
Granted	5,927,390	0.98
Exercised	(269,728)	0.70
Forfeited or expired	(3,947,262)	1.80
Outstanding at December 31, 2019	10,883,780	1.28	5.4	$61,000

Exercisable at December 31, 2019	7,331,365	$1.51	5.8	$8,000

As of December 31, 2019, there was approximately $838,267 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of twelve and a half months.

Consulting Services

As needed, we may issue warrants and options to third parties in exchange for consulting services.  Stock-based compensation costs for award grants to third parties for consulting services (“Consulting Awards”) are recognized on a straight-line basis over the contractual term.

The fair value of each warrant grant is estimated using Black-Scholes. We use historical data to estimate the expected price volatility. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of valuation for the estimated life of the option. The following summarizes the Black-Scholes assumptions to value the Consulting Awards granted:

Year ended December 31,
	2019	2018
Exercise price	$0.71 2.37	$ 3.08
Stock price, date of valuation	$0.71 2.37	$ 3.08
Volatility	125 - 141%	134%
Risk-free interest rate	1.64 2.62%	2.3%
Expected life (years)	2.0 5.0	2.0
Dividend yield	–	–

The following summarizes Consulting Awards activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	50,000	2.53
Granted	85,000	1.31
Exercised	–	–
Forfeited or expired	(10,000)	1.40
Outstanding and exercisable at December 31, 2019	125,000	1.79	1.1	$0.00

We granted 25,000 shares of common stock with a fair value of $92,500 to a non-employee for consulting services, which were issued in July 2018.  Additionally, we granted 47,933 shares of common stock with a fair value of $142,500 to non-employees for consulting services, which were issued in October 2018.  During 2019, we granted 85,000 options with a fair value of $93,614 to non-employees for consulting services.

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

On August 6, 2019, we entered into an agreement (the “Feinsod Agreement”) with Michael Feinsod for his permanent service as our Chief Executive Officer.  Pursuant to the agreement, Mr. Feinsod received 1,000,000 stock options that vest when our stock price has a trading price of equal to or above $4.51 per share for five consecutive days. The options have an exercise price of $0.83 per share and a ten-year life. These options were issued under the Incentive Plan.  The options were valued using the Monte Carlo method.  For the year ended December 31, 2019, we recognized approximately $116,000 of share-based compensation expense related to these options.

The underlying assumptions used in the Monte Carlo simulations to determine the fair value of options were:

August 6, 2019
Current stock price	$ 0.83
Exercise price	$ 0.83
Vesting goal	$ 4.51
Risk-free interest rate	1.73%
Expected term (in years)	10
Expected volatility	123%

DB Option Agreement warrants

In order to extend the DB Option Agreement with Infinity Capital, in March 2016 we granted Infinity Capital warrants to purchase 100,000 shares of our common stock at an exercise price of $0.67 per share with a five year life.  All 100,000 warrants were still outstanding as of December 31, 2019.

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

Warrants with Debt

The following summarizes warrants issued with debt activity:

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,351,700	$0.65
Granted	6,000,000	2.35
Exercised	(3,316,786)	0.77
Expired	(42,700)	5.00
Outstanding at December 31, 2018	5,992,214	2.26
Granted	2,481,000	0.98
Exercised	–	–
Expired	–	–
Outstanding and exercisable at December 31, 2019	8,473,214	1.00	0.5	$162,990

On May 31, 2019, we issued the 2019 Units at $1.00, which triggered the “down round” feature specified in the 8.5% Warrants.  We calculated the difference between the 8.5% Warrants’ fair value on the date the down round feature was triggered using the original exercise price and the new exercise price.  On October 18, 2019, November 1, 2019 and again on December 11, 2019, we issued additional warrants at $1.00, $0.68 and $0.45, respectively.  These triggered the “down round” feature on both the 8.5% warrants and the 2019 Units.  The difference in fair value of the effect of the down round feature is reflected in our consolidated financial statements as a deemed dividend and as a reduction to income available to common stockholders in the basic earnings per share calculation.

The underlying assumptions used in the binomial lattice model to determine the fair value of the 8.5% Warrants were:

	Pre-Trigger	Post-Trigger
Current stock price	$ 0.95	$ 0.95
Exercise price	$ 2.35	$ 1.00
Risk-free interest rate	2.21%	2.21%
Expected dividend yield	–	–
Expected term (in years)	0.89	0.89
Expected volatility	123%	123%

	Pre-Trigger	Post-Trigger
Current stock price	$ 0.70	$ 0.70
Exercise price	$ 1.00	$ 0.68
Risk-free interest rate	1.55%	1.55%
Expected dividend yield	–	–
Expected term (in years)	0.47	0.47
Expected volatility	114%	114%

	Pre-Trigger	Post-Trigger
Current stock price	$ 0.67	$ 0.67
Exercise price	$ 0.68	$ 0.45
Risk-free interest rate	1.61%	1.61%
Expected dividend yield	–	–
Expected term (in years)	0.36	0.36
Expected volatility	113%	113%

The underlying assumptions used in the binomial lattice model to determine the fair value of the 2019 Warrants were:

	Pre-Trigger	Post-Trigger
Current stock price	$ 0.63	$ 0.63
Exercise price	$ 1.30	$ 1.00
Risk-free interest rate	1.56%	1.56%
Expected dividend yield	–	–
Expected term (in years)	4.62	4.62
Expected volatility	115%	115%

	Pre-Trigger	Post-Trigger
Current stock price	$ 0.70	$ 0.70
Exercise price	$ 1.00	$ 0.68
Risk-free interest rate	1.55%	1.55%
Expected dividend yield	–	–
Expected term (in years)	4.58	4.58
Expected volatility	114%	114%

	Pre-Trigger	Post-Trigger
Current stock price	$ 0.67	$ 0.67
Exercise price	$ 0.68	$ 0.45
Risk-free interest rate	1.61%	1.61%
Expected dividend yield	–	–
Expected term (in years)	4.47	4.47
Expected volatility	113%	113%

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

NOTE 15.   NET LOSS PER SHARE

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2019	2018
Stock options	12,833,780	10,073,380
Warrants	11,773,214	6,217,214
Accrued stock payable	42,736	–
	24,649,730	16,290,594

NOTE 16.   SUBSEQUENT EVENTS

Beginning in early 2020, there has been an outbreak of coronavirus (COVID-19), initially in China and which has spread to other jurisdictions, including locations where we do business. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain as of the date of the Report as this continues to evolve globally. Therefore, the full extent to which coronavirus may impact our results of operations, liquidity or financial position is uncertain.  Management continues to monitor the impact that the COVID-19 pandemic is having on the Company and the economies in which we operate.  We anticipate that our liquidity may be materially impacted by the coronavirus outbreak.

On January 8, 2020 we entered a $975,000 deed of trust (the “Mortgage Loan”) secured by a first mortgage lien on the property located in Denver, Colorado.  The Mortgage Loan matures on December 31, 2020 and accrues interest at a rate of equal to the greater of 5.25% in excess of the Prime Rate or 10% per annum, payable on a monthly basis.  This loan was paid in full on March 20, 2020 with the sale of our building.

On January 24, 2020, we entered into an asset purchase agreement with Dalton Adventures, LLC (the “Seller”), pursuant to which we agreed to acquire the assets of the Seller and which constitutes the business of SevenFive Farm, a cultivation facility in Boulder, Colorado.  The purchase price to be paid for the assets is equal to 1.4 times the Seller’s gross revenue for the 12-month period prior to the closing; provided that the purchase price will not be lower than $3,000,000.  The purchase price will be paid by issuing to the Seller shares of common stock of the Company equal to the purchase price divided by the volume weighted average per share price of our shares for 30 consecutive trading days ending on the second trading day prior to the closing (the “VWAP”); provided that if the VWAP exceeds $0.85 per share, then the VWAP will equal $0.85 per share for purposes of the forgoing calculation.  The Seller may require us to repurchase in cash 25% of the shares issued to the Seller at the closing at a repurchase price equal to the same VWAP used to determine the number of shares issued to the Seller at closing.  The closing is subject to approval of the transaction by the Colorado Marijuana Enforcement Division, which was received on May 13, 2020, as well as other customary closing conditions.

On February 18, 2020, we entered into a promissory note exchange agreement (the “Exchange Agreement”) pursuant to which the original SBI Note was exchanged for a new convertible promissory note (the “Convertible Note”).  The Convertible Note has a principal amount of $934,000, an interest rate of 10% per annum and a maturity date of February 18, 2021.  The Convertible Note may be converted at the option of SBI into shares of Common Stock at a conversion price equal to 80% of the Market Price; provided that the conversion price shall in no event be less than $0.45 per share.

In February and March 2020, we issued and sold unsecured promissory notes (the “Unsecured Notes”) with an aggregate principal amount of $2,031,000 to certain investors in exchange for $525,000 of new funding and the cancellation of outstanding indebtedness of $1,506,000 represented by prior promissory notes issued by us in September 2019.  The Unsecured Notes have an annual interest rate of 15% and mature on January 31, 2021 and March 1, 2021.  Interest is due on a quarterly basis.  In connection with the issuance of the Unsecured notes, each holder of Unsecured Notes received three warrants (i.e., a 2020 A Warrant, a 2020 B Warrant and a 2020 C Warrant) to acquire shares of Common Stock at an exercise price equal to $0.45 per share.

On March 20, 2020 we sold our greenhouse office building located in Denver, Colorado, to certain individuals for a sale price of $1,499,000 and net proceeds of approximately $600,000.

On April 7, 2020, we entered into an Asset Purchase Agreement (the “Agreement”) with The Organic Seed, LLC, doing business under the name Cannasseur (the “Seller”), pursuant to which we agreed to acquire the assets of the Seller which includes a recreational retail dispensary, a 12,000 square foot light deprivation greenhouse, and a manufacturing facility based in Pueblo West, Colorado.  The Agreement provides the purchase price to acquire Cannasseur is $2,350,000 (the “Purchase Price”). The purchase price will be paid by issuing to the Seller shares of common stock of the Company equal to the purchase price divided by the volume weighted average per share price of the Company’s shares for 30 consecutive trading days ending on the second trading day prior to the closing (the “VWAP”); provided that if the VWAP exceeds $0.55 per share, then the VWAP will equal $0.55 per share for purposes of the foregoing calculation; and if the VWAP is less than $0.45 per share, then the VWAP will be adjusted to equal $0.45 for the purposes of the foregoing calculation. The closing is subject to approval of the transaction by the Colorado Marijuana Enforcement Division, as well as other customary closing conditions.

NOTE 17.   SEGMENT INFORMATION

Our operations are organized into two segments: Operations Consulting and Products; and Capital Investments and Real Estate.  All revenue originates, and all assets are located in the United States.  Segment information is presented in accordance with ASC 280, “Segments Reporting.” This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with GAAP. The following information is presented net of discontinued operations. For more information see Note 3.

Year ended December 31

2019	Operations	Investments	Total
Services	$1,787,863	$–	$1,787,863
Rent and interest	–	95,437	95,437
Product	1,783,046	–	1,783,046
Total Revenues	3,570,909	95,437	3,666,346
Costs and expenses	(3,372,174)	(71,723)	(3,443,897)
	$198,735	$23,714	222,449
Corporate			(11,009,549)
		Net loss	$(10,787,100)

2018	Operations	Investments	Total
Services	$1,186,624	$–	$1,186,624
Rent and interest	–	18,749	18,749
Product	531,883	–	531,883
Total Revenues	1,718,507	18,749	1,737,256
Costs and expenses	(1,932,598)	–	(1,932,598)
Investment in Desert Created	–	(1,005,955)	(1,005,955)
	$(214,091)	$(987,206)	(1,201,297)
Corporate			(14,934,013)
		Net loss	$(16,135,310)

	December 31,
Total assets	2019	2018
Operations	$441,841	$134,786
Investments	402,988	300,000
Corporate	2,135,395	9,447,044
	$2,980,224	$9,881,830

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our existing internal control structure over financial reporting during 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Michael Feinsod	49	Executive Chairman of Board and Director
Steve Gutterman	50	Chief Executive Officer and Director
Peter Boockvar	50	Director
Mark Green	45	Director
Seth Oster	51	Director
Jessica Bast	42	Principal Financial and Accounting Officer

Michael Feinsod was appointed a director and elected Executive Chairman of the Board on August 4, 2014. Mr. Feinsod is the Managing Member of Infinity Capital, LLC, an investment management company he founded in 1999. Since January 2014, Mr. Feinsod has been an investor in the cannabis industry. Mr. Feinsod was a director of The Kingstone Companies, Inc. from 2008 through June 2015. From 2006 through 2013, he served in various executive positions at Ameritrans Capital Corporation, a business development company. Mr. Feinsod served as an officer and director of Elk Associates Funding Corporation, a Small Business Investment Company, from December 2006 until April 2013. In April 2013, in connection with a settlement agreement, the United States Small Business Administration was appointed as the receiver of Elk Associates Funding Corporation. Mr. Feinsod served as an investment analyst and portfolio manager at Mark Boyar & Company, Inc. He is admitted to practice law in New York and served as an associate in the Corporate Law Department of Paul, Hastings, Janofsky & Walker LLP. Mr. Feinsod holds a JD from Fordham University School of Law and a BA from The George Washington University. We believe that Mr. Feinsod’s corporate finance, legal and executive-level experience, as well as his service on the boards of other public companies, give him the qualifications and skills to serve as one of our directors.

Steve Gutterman was appointed a director and as our Chief Executive Officer on December 13, 2019.  Mr. Gutterman has more than two decades of experience leading high growth businesses in highly regulated industries. Most recently, Mr. Gutterman served as President of Harvest Health & Recreation, one of the largest cannabis multi-state operators in the US, where he led the company’s public offering and led its global operations. Prior to that, he served as Chief Executive Officer of market research company Mobile Accord and before that as Executive Vice President and Chief Operating Officer of E*TRADE Bank, a $35 billion federally regulated thrift. Mr. Gutterman holds a JD/MBA from Columbia University and BA Cum Laude in Political Science from Tufts University. We believe that Mr. Gutterman is qualified to act as one of our directors due to his past experience serving as the President of a multi-state cannabis company.

Peter Boockvar was appointed a director on June 26, 2015. Mr. Boockvar is the Chief Investment Officer of Bleakley Advisory Group, New Jersey based wealth management firm with approximately $6 billion in assets under management. Mr. Boockvar manages the Investment Committee and is the portfolio manager of two investment strategies. He has 26 years of investing experience after initially training as a corporate bond analyst at Donaldson, Lufkin and Jenrette. He is also the Editor of The Boock Report, a macro economic and market newsletter that covers all areas of the globe. Prior to this he was the Chief Market Analyst with The Lindsey Group, a macro economic and market research firm. The firm is run by Larry Lindsey, a former Federal Reserve Governor and senior economic advisor to former President George W. Bush. Mr. Boockvar spent a brief time at Omega Advisor, a New York based hedge fund run by Leon Cooperman, as a macro analyst and portfolio manager. From October 1994 to December 2012, he was an employee and partner at Miller Tabak + Co where most recently he was the equity strategist and a portfolio manager. Mr. Boockvar served as a director of Ameritrans Capital Corporation, a business development company, from May 2008 thru July 2013. He also served as a director of Elk Associates Funding Corporation, a Small Business Investment Company, from May 2008 until April 2013. In April 2013, in connection with a settlement agreement, the United States Small Business Administration was appointed as the receiver of Elk Associates Funding Corporation. He is a CNBC contributor and appears regularly on their television network. Mr. Boockvar graduated Magna Cum Laude with a BBA in Finance from The George Washington University.  We believe that Mr. Boockvar’s extensive knowledge of financial systems and investment company experience gives him the qualifications and skills to serve as one of our directors.

Mark Green was appointed a director on January 27, 2017.  Mr. Green has over 18 years of investing experience across public and private markets, spanning several business cycles. In various leadership positions at industry leading firms focused on investment banking, capital markets, private equity and investment management, Mr. Green has been instrumental in the development of several successful platforms and ventures and has built an extensive network of industry contacts and relationships. Mark Green is a Co-Founder and Managing Partner of Chatham Road Capital, a credit-focused investment firm that seeks to capitalize on market imbalances and inefficiencies in the public and private markets.  The firm’s investment philosophy is based upon fundamental and technical analysis, a comprehensive understanding of the capital markets and disciplined execution on investment ideas.  Mr. Green oversees all investment activities, portfolio and risk management, and business development.  Between 2010 and the beginning of 2017, Mr. Green served as a Managing Director of Leucadia National Corporation, a diversified holding company, and Jeffries LLC, a subsidiary of Leucadia, where he managed real estate principal investment activities and the commercial real estate debt business. From 2006 to 2010, Mr. Green was a founding member of the U.S. real estate finance group at UBS, where he oversaw the commitment of approximately $10 billion of principal debt and equity investments. From 2005 to 2006, he was a Managing Director at Eurohypo AG, and from 2000 to 2005, he was an Executive Director at CIBC World Markets. Mr. Green holds an MBA from Columbia Business School and a BS Cum Laude from Skidmore College. Mr. Green has appeared as a guest speaker at Columbia University, New York University and the Urban Land Institute on various occasions, and is a founding member of Columbia Business School’s Real Estate Circle, a real estate industry group consisting of top executives. We believe that Mr. Green is qualified to act as one of our directors due to his significant real estate and land use experience.

Seth Oster was appointed a director on August 12, 2019.  Mr. Oster has over 25 years of experience leading corporate communications, marketing and public affairs efforts at high levels of the federal government and in the private sector. He currently serves as Global Chief Communications Officer at leading talent and entertainment company United Talent Agency (UTA). He has previously held positions as the top communications executive for Paul Allen’s Vulcan, Inc, accounting and consulting giant KPMG, and publicly traded companies, including Napster and Stamps.com.  Mr. Oster also has an extensive background in politics—having served in both the legislative and executive branches of the U.S. government. Mr. Oster was appointed by President Barack Obama in 2009 to lead public affairs at the U.S. Environmental Protection Agency (EPA) and earlier in his career was a top aide to U.S. Senator Dianne Feinstein. Mr. Oster is a graduate of The George Washington University. We believe that Mr. Oster is qualified to act as one of our directors due to his significant experience leading corporate communications, marketing and public affairs efforts in the federal government and in the private sector.

Jessica Bast was appointed as our Principal Financial and Accounting Officer on February 18, 2020.  Prior to her appointment as Principal Accounting Officer, Ms. Bast served as our Vice President/Controller beginning September 11, 2017.  In addition, Ms. Bast was Technical Accounting Research Manager at Pinnacle Agricultural Distribution from July 2016 to September 2017, she was Controller of Active Fashion Group from May 2015 to May 2016, and she was Audit Manager of Hein & Associates, LLP (now Moss Adams) from September 2004 to April 2015. Ms. Bast holds a Bachleor of Science degree in Accounting from Metropolitan State Unversity and is a licensed Certified Public Accountant in the state of Colorado.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of our common stock.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Other than as disclosed herein and based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2019, our officers, directors and greater than ten percent stockholders timely filed all reports and did not miss any filings as required to file under Section 16(a).

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

Corporate Governance

Director Independence

Mr. Peter Boockvar, Mr. Seth Oster and Mr. Mark Green are considered as “independent” as such term is defined by the natural securities exchanges.

Board Meetings and Committees

During 2019, the Board of Directors met six times, the Audit Committee met six times, the Compensation Committee met one time and the Nominating and Corporate Governance Committee (the “Nominating Committee”) met one time. Each director who was on the Board during this timeframe attended at least 75% of the aggregate number of meetings held during his term of service.

Audit Committee

Our Audit Committee includes each Mr. Mr. Boockvar and Mr. Green.  The Audit Committee, among other things:

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

The Board has determined that Mr. Boockvar is an “audit committee financial expert” as defined in the applicable rules and regulations of the Exchange Act and that Mr. Boockvar and Mr. Green are “independent directors” as defined under the rules of the national securities exchanges. Mr. Boockvar serves as chair of the Audit Committee.

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

Mr. Boockvar, Mr. Oster and Mr. Green are the members of the Compensation Committee, and Mr. Green serves as chair of the Compensation Committee. During the year ended December 31, 2019, no executive officer of the Company served as a member of the compensation committee (or any other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company’s Compensation Committee. Our Chief Executive Officer, upon request, may attend selected meetings of the Compensation Committee.

Nominating and Corporate Governances Committee

The purpose of the Nominating Committee is to identify suitable qualified candidates to be proposed for appointment or election to the Board and to develop corporate governance policies for the Board. The members of the Nominating Committee are Mr. Boockvar and Mr. Oster each of whom the Board has determined is an “independent director” as defined under the rules of the national securities exchanges. Mr. Oster serves as Chair of the Nominating Committee.

Committee Charters

The Charters of the Audit Committee and the Compensation Committee are available on our website at https://www.generalcann.com/investor-relations/#board.

Role in Risk Oversight

Companies face a variety of risks, including credit risk, liquidity risk, and operational risk. The Board of Directors believes an effective risk management system will allow the Company to (1) make timely identifications of the material risks that the Company faces, (2) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the Board or Audit Committee, (3) implement appropriate and responsive risk management strategies consistent with the Company’s risk profile, and (4) integrate risk management into Company decision-making.

The Board has designated the Audit Committee to take the lead in overseeing risk management. The Audit Committee discusses with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies.

The Board encourages management to promote a corporate culture that incorporates risk management into the Company’s corporate strategy and day-to-day business operations. The Board also works, with the input of the Company’s executive officers, to assess and analyze the most likely areas of future risk for the Company.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table provides certain information regarding compensation awarded to, earned by or paid to each of our named executive officers in the years ended December 31, 2019 and 2018.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Steve Gutterman
Chief Executive Officer	2019	17,708	—	—	129,053	—	146,762
(Joined December 13, 2019)

Michael Feinsod (3)
Former Chief Executive Officer	2019	204,750	—	—	131,654	—	336,404

Jessica Bast	2019	134,222	—	—	66,039	—	200,261
Principal Financial and Accounting Officer	2018	109,051	—	—	46,504	—	155,555

Robert Frichtel (1)	2019	32,667	—	—	41,849	106,476	180,992
Former Chief Executive Officer	2018	195,917	—	—	125,554	—	321,471

Brian Andrews(4)	2019	172,764	50,000	—	151,496	—	374,260
Former Chief Financial Officer and Principal Financial and Accounting Officer	2018	166,322	—	—	129,198	—	295,520

(1)

On January 7, 2019, Mr. Frichtel retired as Chief Executive Officer and provided his resignation to the Board of Directors. On January 7, 2019, the Board appointed Michael Feinsod, the Chairman of the Board, as Interim Chief Executive Officer of the Company.

(2)

Represents equity-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 — Compensation — Stock Compensation, using the Black-Scholes option pricing model as set forth in Notes to our consolidated financial statements in Item 8.

(3)

On January 7, 2019, Mr. Feinsod was appointed Interim Chief Executive Officer of the Company.  On August 5, 2019, Mr. Feinsod was appointed Chief Executive Officer of the Company.  On December 16, 2019, Mr. Feinsod resigned as Chief Executive Officer, but has remained the Executive Chariman of the Board of Directors.

(4)

On December 31, 2019, Mr. Andrews retired as Chief Financial Officer and provided his resignation to the Board of Directors.

Employment Agreements

Steve Gutterman – In connection with his appointment as Chief Executive Officer, we entered into an employment agreement with Mr. Gutterman dated December 13, 2019.  The term of the employment agreement will continue until December 13, 2023 unless terminated earlier as provided in the employment agreement. The employment agreement provides for an annual base salary of $425,000 and Mr. Gutterman is eligible to receive an annual bonus of up to 250% of Mr. Gutterman’s base salary, with the bonus amount dependent on the level of achievement by the Company of certain performance metrics. In light of the uncertainty and adverse economic conditions caused by the COVID-19 pandemic and its potential impact on the business of the Company, Mr. Gutterman agreed to a 50% reduction in his base salary, effective April 29, 2020. Mr. Gutterman entered into an amendment dated April 29, 2020, to his prior employment agreement with the Company dated December 13, 2019, in order to reflect the salary reduction,

In connection with his appointment as Chief Executive Officer, Mr. Gutterman was also granted an option to purchase 1,250,000 shares of Common Stock, with 250,000 of the shares underlying the initial stock options being vested on the date of grant, and with the remaining 1,000,000 of the shares underlying the initial stock options vesting as to one-quarter of the shares on each yearly anniversary of the date of grant. Mr. Gutterman is also entitled to receive an additional option to purchase 50,000 share of the Common Stock each fiscal quarter beginning on the first fiscal quarter of 2020.  The employment agreement provides that if we terminate Mr. Gutterman’s employment at any time without cause (as defined in the employment agreement), Mr. Gutterman will be entitled to receive, subject to his execution of a general release of claims in favor of the Company, an amount equal to 12 months of his then current annual base salary.

Michael Feinsod –  On December 13, 2019, Mr. Feinsod resigned as Chief Executive Officer.  On August 5, 2019, the Board appointed Mr. Feinsod as Chief Executive Officer. Mr. Feinsod has held the position of Interim Chief Executive Officer of the Company since January 7, 2019. In connection with his appointment as Chief Executive Officer, we entered into an amendment of Mr. Feinsod’s prior employment agreements with the Company dated January 21, 2019 and December 8, 2017 (the “Amendment”).

Pursuant to the Amendment, Mr. Feinsod was granted  an option (the “Stock Option) to purchase 1,000,000 shares of the Company’s common stock, with a par value of $0.01 per share (“Common Stock”), with an exercise price equal to $0.83 per share, which was the closing price of the Common Stock on the OTCQX on the date of grant.  The Stock Option shall vest in full on the first date on which the closing price for Common Stock equals or exceeds $4.51 per share for five (5) consecutive trading days.

In connection with his appointment as Interim Chief Executive Officer, we entered into a new employment agreement with Mr. Feinsod on January 21, 2019. The new employment agreement provides for an annual base salary of $210,000. Mr. Feinsod is also eligible for an annual discretionary bonus based on his achievement of pre-established performance goals and other criteria established by the board of directors.

In addition, on December 8, 2017, we entered into an agreement with Mr. Feinsod for his continued service as Executive Chairman of our Board of Directors, which was previously filed by the Company with the SEC on a Form 8-K on December 14, 2017 (the “Executive Chairman Employment Agreement”). Pursuant to the Executive Chairman Employment Agreement, Mr. Feinsod received (a) 600,000 stock options that vest on the anniversary date of the agreement for the next three years, or 200,000 per year (“Time-based Options”); and (b) three tranches of 100,000 stock options that vest when our stock price has an average trading price for 20 days of $3.50, $5.00 and $6.50 (“Market-based Options”). The options have an exercise price of $3.45 per share and a ten-year life. These options were not issued under our 2014 Equity Incentive Plan.

In light of the uncertainty and adverse economic conditions caused by the COVID-19 pandemic and its potential impact on the business of the Company, Mr. Feinsod agreed to a 100% reduction in his base salary, effective April 24, 2020. Mr. Gutterman entered into an amendment dated April 24, 2020, to his prior employment agreement with the Company dated December 8, 2017, in order to reflect the salary reduction.

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding at December 31, 2019.

OUTSTANDING EQUITY AWARDS

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date
Steve Gutterman	December 13, 2019	250,000	1,000,000	$ 0.63	December 13, 2024

Jessica Bast	October 2, 2019	–	23,080	0.67	October 2, 2024
	July 29, 2019	–	25,000	0.55	July 29, 2024
	June 4, 2019	15,000	15,000	0.97	June 4, 2024
	April 24, 2019	18,070	–	1.66	April 24, 2024
	January 21, 2019	16,580	–	2.37	January 21, 2024
	December 23, 2018	2,695	–	1.71	December 23, 2023
	October 12, 2018	5,120	–	3.37	October 12, 2023
	June 27, 2018	6,000	–	3.71	June 27, 2023
	March 30, 2018	7,500	–	2.21	March 30, 2023
	December 21, 2017	5,000	–	4.23	December 21, 2022
	September 11, 2017	25,000	–	1.45	September 11, 2022

Brian Andrews	June 4, 2019	52,500	–	0.97	June 30, 2020
	December 23, 2018	12,500	–	1.71	June 30, 2020
	October 12, 2018	25,000	–	3.37	June 30, 2020
	September 20, 2018	30,000	–	4.02	June 30, 2020
	June 27, 2018	30,000	–	3.71	June 30, 2020
	March 30, 2018	35,000	–	2.21	June 30, 2020
	December 21, 2017	25,000	–	4.23	June 30, 2020
	September 15, 2017	300,000	–	1.39	June 30, 2020
	June 20, 2017	15,000	–	1.92	June 30, 2020
	March 31, 2017	7,500	–	2.41	June 30, 2020
	January 24, 2017	25,000	–	2.69	June 30, 2020

Compensation of Directors

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2019 by our Board of Directors for service on the board of directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Michael Feinsod	$15,000	—	$ 215,386	$ 230,386
Robert Frichtel	—	—	20,523	20,523
Peter Boockvar	—	—	225,246	225,246
Mark Green	—	—	225,246	225,246
Duncan Levin	—	—	216,353	216,353
Seth Oster	—	—	40,255	40,255

Outstanding Director Option Awards at Fiscal Year End

The following options granted as director compensation were outstanding as of December 31, 2019: Michael Feinsod —3,673,080; Robert Frichtel — 0; Peter Boockvar — 1,975,000; Mark Green — 775,000; Duncan Levin — 400,000; and Seth Oster — 175,000 .

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 5, 2020: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of May 5, 2020, there were 40,281,881 shares of our common stock outstanding.

	Common Stock Beneficially Owned
Named Executive Officers and Directors:	Number of Shares	Percentage of Shares
Steve Gutterman(1)	250,000	*
Jessica Bast(2)	115,965	*
Brian Andrews(3)	557,500	1%
Michael Feinsod(4)	6,249,980	14%
Peter Boockvar(5)	1,825,000	4%
Mark Green(6)	625,000	2%
Seth Oster(7)	78,692	*
All current directors and executive officers as a group ((6) persons)	9,452,137	20%

*

Indicates less than 1%.

(1)

Includes options to purchase 250,000 shares of common stock.

(2)

Includes options to purchase 115,695 shares of common stock.

(3)

Includes options to purchase 557,500 shares of common stock.

(4)

Includes 996,800 shares of common stock beneficially owned by Mr. Feinsod and Infinity Capital, options to purchase 4,844,180 shares of common stock, and warrants to purchase 409,000 shares of common stock.  As the managing member of Infinity Capital, Mr. Feinsod may be deemed to be the beneficial owner of the shares of common stock that are held by Infinity Capital

(5)

Includes options to purchase 1,825,000 shares of common stock.

(6)

Includes options to purchase 625,000 shares of common stock.

(7)

Includes warrants to purchase 25,000 shares of common stock.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Transactions with Related Persons

None

Director Independence

Mr. Peter Boockvar, Mr. Seth Oster and Mr. Mark Green are considered as “independent” directors under the applicable definition of the listing standards of the NASDAQ Capital Market.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and the review of financial statements included in our Quarterly Reports on Form 10-Q. Audit-related fees relate to procedures performed in conjunction with our Form S-1 and Form S-8 filings.  The aggregate fees billed for professional services rendered by our principal accountants, Marcum LLP and Hall and Company, Inc., were as follows:

	2019	2018
Audit	$162,028	$218,000
Audit-related	24,000	52,150
Tax	–	–
Total	$186,028	$270,150

Pre–Approval Policy of Services Performed by Independent Registered Public Accounting Firms

The Audit Committee pre-approves all auditing services and permitted non-audit services, if any, including tax services, to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The scope of the pre-approval includes pre-approval of all fees and terms of engagement. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed with this Report:

Exhibit Number	Exhibit Name
1	Securities Purchase Agreement (Incorporated by reference to Exhibit 1 to our Form 8-K filed on August 3, 2015)
2.1	Articles of Merger (Acquisition of shares in Advanced Cannabis Solutions) (Incorporated by reference to Exhibit 2 to our registration statement on Form S-1, File No. 333-163342)
2.2*	Asset Purchase Agreement dated as of January 24, 2020, by and between the Company and Dalton Adventures, LLC
2.3*	Asset Purchase Agreement, dated as of April 7, 2020, between the Company and the Organic Seed, LLC
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1, File No. 333-163342)
3.2	Articles of Amendment (name change) (Incorporated by reference to Exhibit 3.6 to our Form 8-K filed on June 18, 2015)
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on February 1, 2017)
10.1	Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.5 to our Form 8-K filed on April 6, 2016)
10.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 4, 2019)
10.3†	Executive Chairman of the Board and Director Agreement between the Company and Michael Feinsod dated August 4, 2014 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 5, 2014)
10.4	Form of Employee Nonstatutory Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 16, 2015)
10.5	Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 3, 2015)

10.6	Option for the Company to Purchase Note and Equity Interest (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 9, 2015)
10.7	Form of Amendment to Option to Purchase Note and Equity Interest (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 8, 2016)
10.8	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 8, 2016)
10.9†	Employment Agreement, dated as of December 8, 2017, among the Company and Michael Feinsod (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 14, 2017)
10.10†	Form of Time-Based Options Award (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 14, 2017)
10.11†	Form of Performance-Based Options Award (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on December 14, 2017)
10.12†	Amended and Restated 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on November 8, 2018)
10.13	Agreement with Flowhub Holdings, LLC Safe dated November 5, 2018 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 9, 2018)
10.14	Form of First Amendment to Secured Promissory Note (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 6, 2019)
10.15	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 4, 2019)
10.16	Promissory Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 24, 2019)
10.17	Form of Promissory Note (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed July 24, 2019)
10.18†	Amendment to Agreements, dated August 6, 2019 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 6, 2019)
10.19	Form of Securities Exchange Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 17, 2019)
10.20	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 26, 2019)
10.21	Contract to Buy and Sell Real Estate (Commercial) (Incorporated by reference to Exhibit 10.5 to our Form 8-K filed November 20, 2019)
10.22	Deed of Trust Note dated December 31, 2019 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 14, 2020)
10.23	Deed of Trust, Assignment of Leases and rents, Security Agreement and Fixture Filing dated January 8, 2020 (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed January 14, 2020)
10.24	Form of Unsecured Promissory Note (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 24, 2020)
10.25	Form of 2020 A Warrant to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 24, 2020)
10.26	Convertible Promissory Note (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed February 24, 2020)
10.27	Promissory Note Exchange Agreement (Incorporated by reference to Exhibit 10.4 to our Form 8-K filed February 24, 2020)
10.28†*	Employment Agreement, dated December 13, 2019, between Steve Gutterman and the Company
10.29†*	Amendment to Employment Agreement, dated April 29, 2020, between Steve Gutterman and the Company
10.30†*	Amendment to Employment Agreement, dated April 24, 2020, between Michael Feinsod and the Company
14.1	Code of Ethics
21.1*	Subsidiaries
23.1*	Consent of Hall & Company
23.2*	Consent of Marcum LLP
31.1*	Certification pursuant to Section 302 of the SarbanesOxley Act of 2002 of Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the SarbanesOxley Act of 2002 of Principal Financial and Accounting Officer
32.1*	Certification pursuant to Section 906 of the SarbanesOxley Act of 2002 of the Principal Executive and Financial Officers
101	XBRL Interactive Data Files

(*)   Filed herewith.

(†)   Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Steve Gutterman	Principal Executive Officer	May 14, 2020
Steve Gutterman

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Gutterman	Principal Executive Officer and Director	May 14, 2020
Steve Gutterman

/s/ Jessica Bast	Principal Financial and Accounting Officer	May 14, 2020
Jessica Bast

/s/ Michael Feinsod	Chairman of the Board of Directors	May 14, 2020
Michael Feinsod

/s/ Seth Oster	Director	May 14, 2020
Seth Oster

/s/ Peter Boockvar	Director	May 14, 2020
Peter Boockvar

/s/ Mark Green	Director	May 14, 2020
Mark Green