Form 10-K/A
period 2019-12-31
GENERAL CANNABIS CORP
filed 2020-06-22
CIK 1477009

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of General Cannabis Corp (the “Company”) for the fiscal year ended December 31, 2019 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020, is being filed solely to amend the Original Form 10-K to include, prior to Part I of the Original Form 10-K, the disclosure set forth below under “Reliance on Securities and Exchange Commission Order” to disclose that the Original Form 10-K was filed in reliance upon the 45-day extension provided by the SEC’s order, dated March 4, 2020, Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder (Release No. 34-88318), as modified pursuant to the SEC’s order, dated March 25, 2020, Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies (Release No. 34-88465) (collectively, the “Order”), under Section 36 of the Securities Echange Act of 1934, as amended (the “Exchange Act”), and to amend and restate Item 7 of the Original Form 10-K in its entirety to correct a typographical error that mistakenly stated cost and expenses under the heading “Results of Operations—Consolidated Results”as (12,258,035) when it should have stated (12,528,035).  In addition, as required by Rule 12b-15 of the Exchange Act, Part IV, Item 15 has also been amended to include updated certifications of the Company’s principal executive officer and principal financial officer are included as exhibits hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Original Form 10-K, or the exhibits thereto, or reflect any events that have occurred after the filing of the Orginal Form 10-K.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

This Annual Report on Form 10-K of General Cannabis Corp (the “Company”) for the fiscal year ended December 31, 2019 (this “Form 10-K”) is being filed in reliance upon the 45-day extension provided by the order of the Securities and Exchange Commission (the “SEC”), dated March 4, 2020, Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder (Release No. 34-88318), as modified pursuant to the SEC’s order, dated March 25, 2020, Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies (Release No. 34-88465) (collectively, the “Order”), under Section 36 of the Securities Echange Act of 1934, as amended (the “Exchange Act”).  On March 30, 2020, the Company filed a  Current Report on Form 8-K with the SEC stating its intent to rely on the Order to delay the filing of this Form 10-K until no later than May 14, 2020, which is 45 days from the original filing deadline of March 30, 2020, because the Company was unble to meet the original filing deadline due to circumstances relating to the novel coronavirus, COVID-19.  The Company’s operations and business have been disrupted due to the unprecedented conditions and travel restrictions surrounding the COVID-19 pandemic spreading throughout the United States.  These disruptions have resulted in limited access to the Company’s facilities and have interfered with management’s ability to work with its independent accountants, professional advisors and support staff in order to complete the Company’s financial statements and related disclosures that are included in this Form 10-K by the original filing deadline.  Accordingly, this Form 10-K is being filed on May 14, 2020 in reliance on the Order.

PART II

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidated Results

	Year ended December 31,			Percent
	2019	2018	Change	Change
Revenues	$3,666,346	$1,737,256	$1,929,090	111%
Costs and expenses	(12,528,035)	(12,308,231)	(219,804)	2%
Other expense	(1,925,411)	(5,564,335)	3,638,924	(65)%
Net loss from continuing operations	(10,787,100)	(16,135,310)	5,348,210	(33)%
Loss from discontinued operations	(1,675,539)	(838,448)	(837,091)	100%
Net loss	$(12,462,639)	$(16,973,758)	$4,511,119	(27)%

The following discussion of our results of operations relates to our continuing operations.  See Note 3 to the consolidated financial statements for information concerning discontinued operations.

Revenues

Revenue increased for our Operations and Investments Segments, offset by a loss from discontinued operations.  See Segment discussions below for further details.

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

Selling, general and administrative expense increased in 2019 primarily due to increases for (a) salaries; (b) premiums for liability, and directors and officer’s insurance; (c) computer and internet costs; and (d) marketing costs.

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

Professional fees consist primarily of accounting and legal expenses and have increased slightly from 2018 due primarily to the cost of raising debt.

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
Per share – basic and diluted:
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Signature	Title	Date

/s/ Steve Gutterman	Principal Executive Officer	June 22, 2020
Steve Gutterman

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Gutterman	Principal Executive Officer and Director	June 22, 2020
Steve Gutterman

/s/ Jessica Bast	Principal Financial and Accounting Officer	June 22, 2020
Jessica Bast

/s/ Michael Feinsod	Chairman of the Board of Directors	June 22, 2020
Michael Feinsod

/s/ Seth Oster	Director	June 22, 2020
Seth Oster

/s/ Peter Boockvar	Director	June 22, 2020
Peter Boockvar

/s/ Mark Green	Director	June 22, 2020
Mark Green