Form 10-K/A
period 2019-12-31
GENERAL CANNABIS CORP
filed 2020-07-07
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  000-54457

GENERAL CANNABIS CORP

(Exact name of registrant as specified in its charter)

COLORADO	90-1072649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6565 E. Evans Avenue

Denver, Colorado  80224

(Address of principal executive offices)

Registrant’s telephone number, including area code: (303) 759-1300

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2019, was $31,638,715.

As of May 5, 2020, the Registrant had 40,281,881 issued and outstanding shares of common stock.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of General Cannabis Corp (the “Company”) for the fiscal year ended December 31, 2019 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020 and amended by Amendment No.1 thereto filed with the SEC on June 22, 2020, is being filed to amend and restate our audited consolidated financial statements and related disclosures as of and for the year ended December 31, 2019.

Background of the Restatement

On July 1, 2020, the audit committee of the board of directors and management of the Company concluded that the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2019, should no longer be relied upon because of an error in the Company’s accounting for certain outstanding common stock warrants, which we refer to as the 2019 Warrants in this Amendment.

The error relates to the determination of the number of shares of common stock subject to the 2019 Warrants that were issued by the Company in May 2019, which contain certain anti-dilution adjustment provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants.  At the time of issuance, the 2019 Warrants represented the right to purchase 3,000,000 shares of common stock at a per share exercise price of $1.30.  In the Company’s Form 10-K for the year ended December 31, 2019, the Company accounted for certain dilutive issuances of securities by the Company during 2019 by reflecting that the exercise price of such warrants had decreased to $0.45 per share as a result of the anti-dilution adjustment provisions contained in the warrants, but the Company did not correctly account for the increase in shares subject to such warrants resulting from the anti-dilution adjustment provisions contained in the warrants.  Such adjustment provisions increased the number of shares subject to the 2019 Warrants to 8,666,666 shares as of December 31, 2019.

The cumulative effect of the restatement on the Company’s financial statements is an increase in the derivative liability balance and a corresponding increase in loss on derivative instruments of $3.2 million at December 31, 2019. Refer to Item 8, Note 2 for further details regarding the amounts of the adjustments. These adjustments are non-cash and do not impact the Company’s revenue, operating expenses, operating income, cash flows or cash and cash equivalents as previously reported.

This Amendment amends the Original Filing only to the extent necessary to reflect the restatement. The following items in the Orignial Filing have been amended by the Amendment to reflect the restatement.:

•              Part I - Item 1A. Risk Factors

•              Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•              Part II - Item 8. Financial Statements and Supplementary Data; and;

•              Part II - Item 9A. Controls and Procedures;

This Amendment also includes as exhibits, the required officer certifications from our Chief Executive Officer and Principal Accounting and Financial Officer dated as of the date of the Amendment.

Items in the Original Filing that have not been amended have been omitted from this Amendment. This Amendment is as of the date of the Original Filing on the Form 10-K and has not been updated to reflect events occurring subsequent to the date of the Original Filing other than those associated with the restatement of the Company’s audited consolidated financial statements.

ITEM 1A. RISK FACTORS.

There are no changes to Item 1A as disclosed in our originally filed Annual Report on Form 10-K for the year ended December 31, 2019 except for the addition of the following risk factor.

Risks Related to Our Common Stock

We have identified a material weakness in our internal control over financial reporting that resulted in the restatement of our consolidated financial statements included in this Annual Report on Form 10-K/A. This material weakness, uncorrected, could continue to affect adversely our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, and identified a material weakness related to the failure to ensure timely application of the anti-dilution adjustment provisions contained in certain outstanding warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2019. See Part II - Item 9A, “Controls and Procedures.”

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The effectiveness of any controls or procedures is subject to certain limitations, and as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. We also cannot assure you that other material weaknesses will not arise as a result of our past failure to maintain adequate internal controls and procedures or that circumvention of those controls and procedures will not occur. Additionally, even improved controls and procedures may not be adequate to prevent or identify errors or irregularities or ensure that our financial statements are prepared in accordance with generally accepted accounting principles. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to report properly on our business and the results of our operations, and the market price of our securities could be materially adversely affected.

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

Restatement

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its audited consolidated financial statements and related disclosures as of and for the years ended December 31, 2019, as included in Item 8, Note 2.  The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020, as amended by Amendment No. 1 thereto filed on June 22, 2020.

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

Consolidated Results

	Year ended December 31,			Percent
	2019	2018	Change	Change
Revenues	$3,666,346	$1,737,256	$1,929,090	111%
Costs and expenses	(12,528,035)	(12,308,231)	(219,804)	2%
Other expense	(4,946,569)	(5,564,335)	617,766	(11)%
Net loss from continuing operations	(13,808,258)	(16,135,310)	2,327,052	(14)%
Loss from discontinued operations	(1,675,539)	(838,448)	(837,091)	100%
Net loss	$(15,483,797)	$(16,973,758)	$1,489,961	(9)%

The following discussion of our results of operations relates to our continuing operations.  See Note 4 to the consolidated financial statements for information concerning discontinued operations.

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

Professional fees consist primarily of accounting and legal expenses and have increased slightly from 2018 due primarily to the cost of raising debt.

Depreciation and amortization expense increased due to normal depreciation expense for our ERP system.

Other Expense

	Year ended December 31,			Percent
	2019	2018	Change	Change
Amortization of debt discount	$2,019,726	$4,234,823	$(2,215,097)	(52)%
Interest expense	345,371	323,557	21,814	7%
Loss on derivative liability	2,204,172	—	2,204,172	100%
Loss from Desert Created Investment	—	182,136	(182,136)	(100)%
Impairment of Desert Created Investment	—	823,819	(823,819)	(100)%
Gain/loss on extinguishment of debt	377,300	—	377,300	100%
	$4,946,569	$5,564,335	$(617,766)	(11)%

Amortization of debt discount costs generally varies with our debt balance and, in 2019, includes $318,681 of costs associated with the 2019 Warrants (as defined below).  Interest expense varied between 2019 and 2018 due to the payoff of the 12% Notes in January 2018, the payoff of the Infinity Note in February 2018, and the issuance of the 8.5% Notes in April 2018. We recognized issuance costs in relation to the 2019 Warrants included in our registered direct offering in May 2019. The loss on investment in Desert Created is our 50% share of the net loss of Desert Created during the three quarters September 30, 2018.  The impairment of Desert Created occurred primarily because the agreement was priced in November 2017, however, the transaction did not close until January 2018.  In the interim, our stock price increased substantially, thus the consideration we paid, in equity instruments, was higher than the fair value of the investment received.  In October 2018, we sold our 50% interest to DNFC for cash consideration of $23,045 and, accordingly, impaired the remaining balance. The loss on warrant derivative liability reflects the change in fair value of the 2019 Warrants.

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

Investments

	Year ended December 31,			Percent
	2019	2018	Change	Change
Revenues	$95,437	$18,749	$76,688	409%
Costs and expenses	(71,723)	—	(71,723)	100%
Investment in Desert Created	—	(1,005,955)	1,005,955	(100)%
	$23,714	$(987,206)	$1,010,920	(102)%

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

	Year ended December 31,
	2019	2018
Net loss attributable to common stockholders	$(17,824,797)	$(16,973,758)
Adjustment for loss from discontinued operations	1,675,539	838,448
Loss from continuing operations attributable to common stockholders	(16,149,258)	(16,135,310)
Adjustments:
Share-based expense	3,966,621	5,995,007
Depreciation and amortization	115,696	62,443
Impairment of Desert Created investment	—	823,819
Amortization of debt discount and equity issuance costs	2,019,726	4,234,823
Loss on extinguishment of debt	377,300	—
Interest expense	345,371	323,557
Loss on warrant derivative liability	2,204,172	—
Loss on investment of Desert Created	—	182,136
Total adjustments	9,028,886	11,621,785
Adjusted EBITDA	$(7,120,372)	$(4,513,525)

Per share – basic and diluted:
Net loss	$(0.47)	$(0.49)
Adjusted EBITDA	(0.20)	(0.13)

Weighted-average shares outstanding:
Net loss	38,106,781	34,938,978
Adjusted EBITDA	36,222,752	34,297,078

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

In May 2019, we raised approximately $3 million by issuing three million shares of our common stock and the 2019 Warrants to purchase three million shares of our common stock (together “2019 Units”) in a registered direct offering for $1.00 per 2019 Unit.  The 2019 Warrants had an initial exercise price of $1.30 per share and are exercisable for five years from the date of issuance.  We received cash of $2,604,355, which is net of $395,645 of issuance costs. The 2019 Warrants contain certain anti-dilution adjustment provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants.  As a result of certain dilutive issuances of securities by the Company during the fourth quarter of 2019, the exercise price of the 2019 Warrants decreased to $0.45 per share and the number of shares subject to the 2019 Warrants increased to 8,666,666 shares as of December 31, 2019.

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

Sources and uses of cash

We had cash of approximately $224,994 and $8.0 million, respectively, as of and December 31, 2019 and 2018.  Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2019	2018
Net cash used in operating activities	$(5,328,661)	$(5,726,207)
Net cash used in investing activities	(753,639)	(568,266)
Net cash provided by (used in) financing activities	(1,649,875)	9,214,855

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

ITEM 8. REVISED AND RESTATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Explanatory Paragraph — Going Concern

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

Restatement of Previously Issued Financial Statements

As disclosed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2019 to correct an error.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Melville, NY

May 14, 2020, except for the effects of the restatement disclosed in Note 2 to the consolidated financial statements as to which the date is July 6, 2020.

GENERAL CANNABIS CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019 (Restated)	2018
ASSETS
Current Assets
Cash and cash equivalents	$122,390	$7,604,562
Accounts receivable, net	85,204	116,622
Note receivable, net — current portion	375,000	50,000
Prepaid expenses and other current assets	546,970	421,579
Assets held for sale	375,218	649,775
Assets of discontinued operations	47,453	144,365
Total current assets	1,552,235	8,986,903

Note receivable, net	93,333	—
Property and equipment, net	1,507,327	1,439,067
Investment	250,000	250,000
Assets held for sale	15,584	66,255
Assets of discontinued operations	83,525	—
Total Assets	$3,502,004	$10,742,225

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,221,194	$442,707
Interest payable	93,375	—
Customer deposits	562,803	308,111
Accrued stock payable	80,657	—
Notes payable (net of discount)	2,230,684	5,273,906
Related party note payable (net of discount)	99,667	—
Warrant derivative liability	4,620,593	—
Liabilities held for sale	149,249	159,944
Liabilities of discontinued operations	207,993	6,220
Total current liabilities	9,266,216	6,190,888

Commitments and Contingencies (Note 13)	—	—

Stockholders’ Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized; 39,497,480 shares and 36,222,752 shares issued and outstanding on December 31, 2019 and 2018, respectively	39,498	36,223
Additional paid-in capital	61,468,034	56,303,061
Accumulated deficit	(67,271,744)	(51,787,947)
Total Stockholders’ Equity (Deficit)	(5,764,212)	4,551,337

Total Liabilities & Stockholders’ Equity (Deficit)	$3,502,004	$10,742,225

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019 (Restated)	2018
REVENUES
Service	$1,787,863	$1,186,624
Rent and interest	95,437	18,749
Product sales	1,783,046	531,883
Total revenues	3,666,346	1,737,256

COSTS AND EXPENSES
Cost of service revenues	858,714	1,055,593
Cost of goods sold	1,608,386	400,097
Selling, general and administrative	4,379,800	3,411,724
Share-based expense	3,966,621	5,995,007
Professional fees	1,598,818	1,383,367
Depreciation and amortization	115,696	62,443
Total costs and expenses	12,528,035	12,308,231

OPERATING LOSS	(8,861,689)	(10,570,975)

OTHER (INCOME) EXPENSE
Amortization of debt discount and equity issuance costs	2,019,726	4,234,823
Loss on extinguishment of debt	377,300	—
Interest expense, net	345,371	323,557
Loss on warrant derivative liability	2,204,172	—
Loss from Desert Created investment	—	182,136
Impairment of Desert Created investment	—	823,819
Total other expense, net	4,946,569	5,564,335

NET LOSS FROM CONTINUING OPERATIONS	$(13,808,258)	$(16,135,310)

Loss from discontinued operations	(1,675,539)	(838,448)

NET LOSS	$(15,483,797)	$(16,973,758)
Deemed dividend	(2,341,000)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,824,797)	$(16,973,758)

PER SHARE DATA — Basic and diluted
Net loss from continuing operations per share	$(0.36)	$(0.46)

Net loss from discontinued operations per share	$(0.04)	$(0.02)

Net loss attributable to common stockholders per share	$(0.47)	$(0.49)
Weighted average number of common shares outstanding	38,106,781	34,938,978

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019 (Restated)	2018
OPERATING ACTIVITIES
Net loss	$(15,483,797)	$(16,973,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	2,019,726	4,234,823
Loss on extinguishment of debt	377,300	—
Depreciation and amortization expense	196,247	149,504
Amortization of loan origination fees	(13,333)	—
Bad debt expense	174,249	87,592
Impairment of assets	147,035
Loss on disposal of property and equipment	104,803
Impairment of Desert Created investment	—	823,819
Loss from Desert Created investment	—	182,136
Loss on warrant derivative liability	2,204,172	—
Share-based payments	3,966,621	5,995,007
Changes in operating assets and liabilities:
Accounts receivable	(101,766)	(56,954)
Prepaid expenses and other assets	(138,254)	231,746
Inventory	(23,772)	(88,494)
Accounts payable and accrued liabilities	1,242,108	(311,628)
Net cash used in operating activities:	(5,328,661)	(5,726,207)

INVESTING ACTIVITIES
Purchase of property and equipment	(318,639)	(241,311)
Lending on notes receivable	(705,000)	(650,000)
Proceeds on notes receivable	270,000	600,000
Investment in Flowhub SAFE	—	(250,000)
Investment in Desert Created	—	(50,000)
Proceeds on investment in Desert Created	—	23,045
Net cash used in investing activities	(753,639)	(568,266)

FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	2,604,355	—
Proceeds from the exercise of warrants	—	3,985,197
Proceeds from exercise of stock options	188,770	721,034
Proceeds from notes payable	1,455,000	7,500,000
Payments on notes payable	(5,898,000)	(1,621,250)
Payments on Infinity Note — related party	—	(1,370,126)
Net cash provided by (used in) financing activities	(1,649,875)	9,214,855

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,732,175)	2,920,382
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,957,169	5,036,787
CASH AND CASH EQUIVALENTS, END OF PERIOD	$224,994	$7,957,169

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$305,195	$637,586

NON-CASH INVESTING & FINANCING ACTIVITIES
Deemed dividend from warrant repricing	$2,603,000	$—
Operating lease right-of-use asset/Operating lease liability	154,200	—
12% Warrants recorded as a debt discount and loss on extinguishment of debt	392,000	—
SBI Warrants recorded as a debt discount and loss on extinguishment of debt	28,800	—
15% Warrants recorded as a debt discount and additional paid-in capital	158,100	—
8.5% Note principal used to exercise 8.5% Warrants	—	651,000
8.5% Warrants recorded as debt discount and additional paid-in capital	—	5,366,000
Issuance of common stock for accrued stock payable	—	321,860
Issuance of common stock and warrants for investment in Desert Created	—	979,000

See Notes to consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2018	27,692,910	$27,693	$38,292,493	$(34,814,189)	$3,505,997

Common stock issued upon exercise of warrants for debt	7,546,286	7,547	4,795,510	—	4,803,057
Common stock issued upon exercise of stock options	731,264	731	720,303	—	721,034
Common stock issued for MHPS acquisition	104,359	104	154,896	—	155,000
Common stock and warrants issued for Desert Created acquisition	75,000	75	978,925	—	979,000
Common stock issued for services	72,933	73	234,928	—	235,001
Stock options granted to employees	—	—	3,626,271	—	3,626,271
Stock options under Feinsod Agreement	—	—	2,062,270	—	2,062,270
Warrants issued for services	—	—	71,465	—	71,465
Warrants issued with the 8.5% notes	—	—	5,366,000	—	5,366,000
Net loss	—	—	—	(16,973,758)	(16,973,758)
December 31, 2018	36,222,752	36,223	56,303,061	(51,787,947)	4,551,337
Sale of common stock, net of issuance costs	3,000,000	3,000	503,614	—	506,614
Warrants issued with the 12% Notes	—	—	392,000	—	392,000
Warrants issued with the 15% Notes	—	—	158,100	—	158,100
Warrants issued with the SBI Note	—	—	28,800	—	28,800
Common stock issued for property and equipment	5,000	5	7,995	—	8,000
Common stock issued upon exercise of stock options	269,728	270	188,500	—	188,770
Stock options granted to employees and consultants	—	—	3,885,964	—	3,885,964
Net loss				(15,483,797)	(15,483,797)
December 31, 2019 (Restated)	39,497,480	$39,498	$61,468,034	$(67,271,744)	$(5,764,212)

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

Accounts Receivable, net

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

Debt with warrants — When we issue debt with warrants, we treat the warrants as a debt discount, record as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as amortization of debt discount expense in the consolidated statements of operations.  The offset to the contra-liability is recorded as additional paid in capital in our consolidated balance sheets.  If the debt is retired early, the associated debt discount is then recognized immediately as amortization of debt discount expense in the consolidated statement of operations.  The debt is treated as conventional debt.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.  There are no fair valued assets or liabilities classified under Level 1 as of December 31, 2019 and 2018.

Level 2 — Observable prices that are based on inputs not quoted on active markets but corroborated by market data.  There are no fair valued assets or liabilities classified under Level 2 as of December 31, 2019 and 2018.

Level 3 — Unobservable inputs are used when little or no market data is available.  The fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 12).

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

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. In accordance with GAAP the fair value of these warrants is classified as a liability on the Company’s consolidated balance sheets because, according to the terms of the warrants, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders. Such instruments do not have fixed settlement provisions and have also been recorded as derivative liabilities. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s consolidated statements of operations in each subsequent period.

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

Warrants Instruments

Warrants with derivative features — When we raise capital by issuing warrants that do not have complex terms, they are recorded as additional paid in capital in our consolidated balance sheet.  When we issue warrants that have complex terms, such as a clause in which the warrant agreements contain a cash settlement provision whereby the holders could settle the warrants for cash upon a fundamental transaction that is considered outside of the control of management, such as a change of control, the warrants are considered to be a derivative that are recorded as a liability at fair value.  The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as other expense or gain.

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

Share-based Payments

Employee and non-employee awards — We account for share-based compensation in accordance with the fair value recognition provisions of ASC 718, Compensation — Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees and non-employees, including grants of employee stock options, to be recognized as an expense in the consolidated financial statements based on their fair values.  The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option.  Stock options generally vest in one year. The Company accounts for forfeitures of share-based grants as they occur.  If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

Market price-based awards — We may issue share-based payments that vest when certain market conditions are met, such as our common stock trading above a certain value for a specific number of days.  We recognize expense for market price-based options at the estimated fair value of the options using the binomial lattice model over the estimated life of the options used in the model, or immediately upon the market conditions being met.  We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option.

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

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company.  We disclose related party transactions that are outside of normal compensatory agreements, such as salaries or board of director fees.  We consider the following individuals / companies to be related parties:

•                  Michael Feinsod — Executive Chairman of our Board of Directors (“Board”).

•                  Infinity Capital West, LLC (“Infinity Capital”) — An investment management company that was founded and is controlled by Michael Feinsod.

•                  Peter Boockvar — Audit committee chairman.

•                  Seth Oster — Board member

•                  DB Arizona — A company that borrowed $825,000 from GC Finance Arizona.  Prior to our purchase in June 2017, we did not possess the ability to influence DB Arizona and DB Arizona did not have the ability to influence us.  We include DB Arizona as a related party due to our relationship with Michael Feinsod and Infinity Capital, and their relationship with DB Arizona.

Recently Issued Accounting Standards

FASB ASU 2019-12 — “Income Taxes (Topic 740)” — In December 2019, the FASB issued guidance which simplifies certain aspects of accounting for income taxes.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted.  We do not expect adoption of this ASU to have a material effect on our consolidated financial statements.

FASB ASU 2018-013 — “Fair Value Measurement (Topic 820)”-  In August 2018, the FASB issued new disclosure guidance on fair value measurement. This new guidance modifies the disclosure requirements on fair value measurements, including removal and modifications of various current disclosures as well as some additional disclosure requirements for Level 3 fair value measurements. Some of these disclosure changes must be applied prospectively while others retrospectively depending on requirement. This guidance is required to be adopted by the Company beginning in fiscal year 2020, with early adoption permitted. We did not early adopt this guidance. The adoption of these changes is not expected to have an impact on our consolidated financial statements other than disclosures.

NOTE 2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2020, the audit committee of the board of directors and management of the Company concluded that the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2019, should no longer be relied upon because of an error in the Company’s accounting for certain outstanding common stock warrants, which are referred to as the 2019 Warrants herein.  The error relates to the determination of the number of shares of common stock subject to the 2019 Warrants that were issued by the Company in May 2019, which contain certain anti-dilution adjustment provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants.  At the time of issuance, the 2019 Warrants represented the right to purchase 3,000,000 shares of common stock at a per share exercise price of $1.30.  In the Company’s Form 10-K for the year ended December 31, 2019, the Company accounted for certain dilutive issuances of securities by the Company during 2019 by reflecting that the exercise price of such warrants had decreased to $0.45 per share as a result of the anti-dilution adjustment provisions contained in the warrants, but the Company did not correctly account for the increase in shares subject to such warrants resulting from the anti-dilution adjustment provisions contained in the warrants.  Such adjustment provisions increased the number of shares subject to the 2019 Warrants to 8,666,666 shares as of December 31, 2019.

The cumulative effect of the restatement on the Company’s financial statements is an increase in the derivative liability balance and a corresponding increase in loss on derivative instruments of $3.2 million at December 31, 2019. These adjustments are non-cash and do not impact the Company’s revenue, operating expenses, operating income, cash flows or cash and cash equivalents as previously reported.

The effects of the restatement on the consolidated balance sheets are summarized in the following table:

	December 31, 2019
	As Originally Reported	Adjustments	As Restated
ASSETS
Current Assets
Cash and Cash Equivalents	$122,390	$—	$122,390
Accounts receivable, net	85,204	—	85,204
Note receivable, net — current portion	375,000	—	375,000
Prepaid expenses and other current assets	546,970	—	546,970
Assets held for sale	375,218	—	375,218
Assets of discontinued operations	47,453	—	47,453
Total Current Assets	$1,552,235	—	$1,552,235

Note receivable, net	93,333	—	93,333
Property and equipment, net	1,507,327	—	1,507,327
Investment	250,000	—	250,000
Assets held for sale	15,584	—	15,584
Assets of discontinued operations	83,525	—	83,525
Total Assets	$3,502,004	$—	$3,502,004

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,221,194	$—	$1,221,194
Interest payable	93,375	—	93,375
Customer deposits	562,803	—	562,803
Accrued stock payable	80,657	—	80,657
Notes payable (net of discount)	2,230,684	—	2,230,684
Related party note payable (net of discount)	99,667	—	99,667
Warrant derivative liability	1,599,436	3,201,157	4,620,593
Liabilities held for sale	149,249	—	149,249
Liabilities of discontinued operations	207,993	—	207,993
Total current liabilities	$6,245,058	$3,201,157	$9,266,216
Stockholders’ Equity (Deficit)
Common Stock	39,498	—	39,498
Additional paid-in capital	61,468,034	—	61,468,034
Accumulated deficit	(64,250,586)	(3,201,157)	(67,271,744)
Total Stockholders’ Equity (Deficit)	$(2,743,054)	$(3,201,157)	$(5,764,212)
Total Liabilities & Stockholders’ Equity (Deficit)	$3,502,004	$—	$3,502,004

The effects of the restatement on the consolidated statements of operations and comprehensive income/loss are summarized in the following table:

	Year Ended December 31, 2019
	As Originally Reported	Adjustments	As Restated
Revenues
Services	$1,787,863	$—	$1,787,863
Rent and interest	95,437	—	95,437
Product sale	1,783,046	—	1,783,046
Total revenues	3,666,346	—	3,666,346
Costs and Expenses
Cost of service revenues	858,714	—	858,714
Cost of goods sold	1,608,386	—	1,608,386
Selling, general, and administrative	4,379,800	—	4,379,800
Share-based expense	3,966,621	—	3,966,621
Professional fees	1,598,818	—	1,598,818
Depreciation and amortization	115,696	—	115,696
Total costs and expenses	12,528,035	—	12,528,035

Operating Loss	(8,861,689)	—	(8,861,689)
Other (Income) Expense
Amortization of debt discount and equity issuance costs	2,019,726	—	2,019,726
Loss on extinguishment of debt	377,300	—	377,300
Interest expense, net	345,371	—	345,371
(Gain) loss on warrant derivative liability	(816,916)	3,201,157	2,204,172
Total other expense, net	1,925,411	3,201,157	4,946,569

Net Loss from Continuing Operations	$(10,787,100)	$(3,201,157)	$(13,808,258)
Loss from discontinued operations	(1,675,539)	—	(1,675,539)
Net Loss	$(12,462,639)	$(3,201,157)	$(15,483,797)
Deemed dividend	(2,341,000)	—	(2,341,000)
Net Loss Attributable to Common Stockholders	$(14,803,639)	$(3,201,157)	$(17,824,797)

Per Share Data — Basic and diluted
Net loss from continuing operations	$(0.28)	$(0.08)	$(0.36)
Net loss from discontinued operations	$(0.04)	$—	$(0.04)
Net loss attributable to common stockholders per share	$(0.39)	$(0.08)	$(0.47)
Weighted average number of common shares outstanding	38,106,781	—	38,106,781

The effects of the restatement on the consolidated statement of cash flows are summarized in the following table:

	December 31, 2019
	As Originally Reported	Adjustments	As Restated
Operating Activities
Net loss	$(12,462,639)	$(3,201,157)	$(15,483,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	2,019,726	—	2,019,726
Loss on extinguishment of debt	377,300	—	377,300
Depreciation and amortization expense	196,247	—	196,247
Amortization of loan origination fees	(13,333)	—	(13,333)
Bad debt expense	174,249	—	174,249
Impairment of assets	147,035	—	147,035
Loss on disposal of property and equipment	104,803	—	104,803
(Gain) loss on warrant derivative liability	(816,986)	3,201,157	2,204,172
Share-based payments	3,966,621	—	3,966,621
Changes in operating assets and liabilities:
Accounts receivable	(101,766)	—	(101,766)
Prepaid expenses and other assets	(138,254)	—	(138,254)
Inventory	(23,772)	—	(23,772)
Accounts payable and accrued liabilities	1,242,108	—	1,242,108
Net cash used in operating activities:	(5,328,661)	—	(5,328,661)

INVESTING ACTIVITIES
Purchase of property and equipment	(318,639)	—	(318,639)
Lending on notes receivable	(705,000)	—	(705,000)
Proceeds on notes receivable	270,000	—	270,000
Net cash used in investing activities	(753,639)	—	(753,639)

FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	2,604,355	—	2,604,355
Proceeds from exercise of stock options	188,770	—	188,770
Proceeds from notes payable	1,455,000	—	1,455,000
Payments on notes payable	(5,898,000)	—	(5,898,000)
Payments on Infinity Note — related party	—	—	—
Net cash provided by (used in) financing activities	(1,649,875)	—	(1,649,875)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,732,175)	—	(7,732,175)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,957,169	—	7,957,169
CASH AND CASH EQUIVALENTS, END OF PERIOD	$224,994	$—	$224,994

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$305,195	$—	$305,195

NON-CASH INVESTING & FINANCING ACTIVITIES
Deemed dividend from warrant repricing	$2,603,000	$—	$2,603,000
Operating lease right-of-use asset/Operating lease liability	154,200	—	154,200
12% Warrants recorded as a debt discount and loss on extinguishment of debt	392,000	—	392,000
SBI Warrants recorded as a debt discount and loss on extinguishment of debt	28,800	—	28,800
15% Warrants recorded as a debt discount and additional paid-in capital	158,100	—	158,100

NOTE 3.   INVESTMENTS AND ACQUISITIONS

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

The income and losses related to Desert Created were recognized using the equity method of accounting. The value of the investment as of December 31, 2018, consists of the following and is included in prepaid expenses and other current assets on the balance sheet:

Initial investment in Desert Created	$979,000
Initial impairment	(805,500)
Additional investment	50,000
Net loss	(182,136)
Additional impairment	(18,319)
Proceeds from sale of investment	(23,045)
December 31, 2018	$—

NOTE 4.  DISCONTINUED OPERATIONS

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

Assets and liabilities of discontinued operations held for sale included the following:

	December 31,
	2019	2018
Cash and cash equivalents	$77,380	$352,607
Accounts receivable, net	280,058	277,857
Prepaid expenses and other current assets	17,780	19,311
Current assets held for sale	$375,218	$649,775

Property and equipment, net	$15,584	$24,008
Intangibles	—	42,247
Noncurrent assets held for sale	$15,584	$66,255

Accounts payable and accrued expenses	$88,309	$78,065
Customer deposits	60,940	81,879
Current liabilities held for sale	$149,249	$159,944

A breakdown of the discontinued operations is presented as follows:

	Year ended December 31,
	2019	2018
Service revenues	$2,118,732	$2,602,365

Cost of service revenues	1,650,823	2,033,544
Cost of goods sold	—	4,373
Selling, general and administrative	877,795	795,381
Professional fees	4,219	104,730
Depreciation and amortization	51,654	87,061
Total costs and expenses	2,584,491	3,025,089

OPERATING LOSS	(465,759)	(422,724)

Interest expense, net	3,422	2,421

NET LOSS FROM DISCONTINUED OPERATIONS	$(469,181)	$(425,145)

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

Assets and liabilities of discontinued operations included the following:

	December 31,
	2019	2018
Cash and cash equivalents	$25,223	$—
Accounts receivable, net	7,836	21,102
Prepaid expenses and other current assets	14,394	—
Inventory	—	123,263
Current assets discontinued operations	$47,453	$144,365

Right to use asset	$83,525	$—
Noncurrent assets discontinued operations	$83,525	$—

Accounts payable and accrued expenses	$124,468	$4,920
Customer deposits	—	1,300
Operating lease liability — current portion	83,525	—
Current liabilities discontinued operations	$207,993	$6,220

A breakdown of the discontinued operations is presented as follows:

	Year ended December 31,
	2019	2018
Service	$—	$145,079
Product	222,220	134,012
Total Revenues	222,220	279,091

Cost of service revenues	—	59,227
Cost of goods sold	223,354	186,120
Selling, general and administrative	833,742	410,529
Professional fees	110,064	36,518
Depreciation and amortization	28,897	—
Impairment of assets	232,521	—
Total costs and expenses	1,428,578	692,394

OPERATING LOSS	(1,206,358)	(413,303)

NET LOSS FROM DISCONTINUED OPERATIONS	$(1,206,358)	$(413,303)

The cash flows related to discontinued operations have not been segregated, and are included in the consolidated statements of cash flows.  The following table provides selected information on cash flows related to discontinued operations for 2019 and 2018.

	Year ended December 31,
	2019	2018
Receivables	13,266	1,962
Prepaids and other	(14,394)	—
Inventory	—	(88,494)
Depreciation and amortization	28,897	—
Capital expenditures	(114,384)	—
Accounts payable and accrued expenses	119,548	4,920
Customer deposits	(1,300)	1,300
Loss on disposal of segment	232,521	—

NOTE 5.  ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS

Our accounts receivable consisted of the following:

	December 31,
	2019	2018
Accounts receivable	$196,204	$125,622
Less: Allowance for doubtful accounts	(111,000)	(9,000)
Total	$85,204	$116,622

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

Our customer deposit liability had the following activity:

Amount
December 31, 2018	$308,111
Additional deposits received	2,252,416
Less: Deposits recognized as revenue	(1,997,724)
December 31, 2019	$562,803

NOTE 6.  NOTES RECEIVABLE

Our notes receivable consisted of the following:

	December 31,	December 31
	2019	2018
CCR Note	$375,000	$—
BB Note	100,000	—
BRB Realty	—	50,000
Total Principal	475,000	50,000
Unamortized loan origination fee	(6,667)	—
	468,333	50,000
Less: Current portion	(375,000)	(50,000)
Long-term portion	$93,333	$—

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

NOTE 7.  PREPAIDS AND OTHER CURRENT ASSETS

Our Prepaids and other current assets consist of the following:

	December 31,
	2019	2018
Prepaid insurance	$74,026	$81,667
Prepaid product for resale	292,306	173,852
Other	180,638	166,060
	$546,970	$421,579

NOTE 8.  PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2019	2018
Land	$800,000	$800,000
Buildings	508,104	508,104
Furniture, fixtures and equipment	331,467	274,380
Software	120,111	—
	1,759,682	1,582,484
Less: Accumulated depreciation	(252,355)	(143,417)
	$1,507,327	$1,439,067

Depreciation expense was $115,696 and $62,443, respectively, for the years ended December 31, 2019 and 2018.

NOTE 9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Our accounts payable and accrued expenses consist of the following:

	December 31,
	2019	2018
Accounts payable	$879,347	$125,151
Accrued payroll, taxes and vacation	305,259	232,313
Property taxes and other	36,588	85,243
	$1,221,194	$442,707

NOTE 10.  ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

	Amount	Number of Shares
December 31, 2018	$—	—
Employee stock award — accrual	80,657	34,469
December 31, 2019	$80,657	34,469

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

NOTE 11.    NOTES PAYABLE

Our notes payable consisted of the following:

	December 31,	December 31
	2019	2018
2019 12% Notes	$1,506,000	$—
8.5% Notes	—	6,849,000
SBI Note	750,000	—
2019 15% Notes	200,000	—
Related party note payable	100,000	—
Unamortized debt discount	(225,649)	(1,575,094)
	2,330,351	5,273,906
Less: Current portion	(2,330,351)	(5,273,906)
Long-term portion	$—	$—

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

For purposes of determining the loss on extinguishment of debt and the debt discount, the underlying assumptions used in the Black-Scholes model to determine the fair value of the 2019 12% Warrants were:

Current stock price	$0.82 - 0.92
Exercise price	$1.30
Risk-free interest rate	1.63 - 1.68%
Expected dividend yield	—
Expected term (in years)	1.10
Expected volatility	124%

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

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 8.5% Warrants as of April 2018, were:

Current stock price	$4.18
Exercise price	$2.35
Risk-free interest rate	2.46%
Expected dividend yield	—
Expected term (in years)	2.0
Expected volatility	134%
Number of iterations	5

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

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 15% Warrants as of December 2019, were:

Current stock price	$ 0.54 - 0.67
Exercise price	$ 0.45
Risk-free interest rate	1.60 - 1.62%
Expected dividend yield	—
Expected term (in years)	1.01 – 3.06
Expected volatility	118 - 119%

NOTE 12.  WARRANT DERIVATIVE LIABILITY RESTATED

On May 31, 2019 we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants (“2019 Warrants”) to purchase shares of our common stock (together “2019 Units”) in a registered direct offering for $1.00 per 2019 Unit (combined the “2019 Capital Raise”).  The 2019 Warrants, issued with the 2019 Capital Raise, are accounted for as a derivative liability.  The 2019 Warrant agreements contain a cash settlement provision whereby the holders could settle the warrants for cash based on the Black-Scholes value, upon certain fundamental transactions, as defined in the 2019 Warrant agreement, that are considered outside of the control of management, such as a change of control, The original exercise price of the 2019 Warrants was $1.30 per share.  The 2019 Warrants contain certain anti-dilution adjustment provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants.  As a result of such subsequent issuances of securities by the Company during 2019, the exercise price of the 2019 Warrants had decreased to $0.45 per share and the number of shares subject to the 2019 Warrants had increased to 8,666,666 shares of common stock as of December 31, 2019.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants:

		December 31,
	May 31, 2019	2019 (Restated)
Number of shares underlying the warrants	3,000,000	8,666,666
Fair market value of stock	$0.95	$0.63
Exercise price	$1.30	$0.45
Volatility	133%	124%
Risk-free interest rate	1.93%	1.69%
Warrant life (years)	5.00	4.41

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	December 31,
	2019 (Restated)	2018
Beginning balance	$—	$—
Recognition of warrant derivative liability on May 31, 2019	2,416,421	—
Change in fair value of warrants derivative liability	2,204,172	—
Ending balance	$4,620,593	$—

NOTE 13.   COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  The Company is not presently a party to any legal proceedings that would have a material adverse effect on its business, operating results, financial condition or cash flows.

NOTE 14.  DEFERRED TAXES

The income tax was $0 as of December 31, 2019 and 2018.

Significant components of the Company’s deferred tax assets at December 31, 2019 and 2018 are shown below.  A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement.  The increase in the valuation allowance in 2019 represents the increase in deferred tax assets that the Company has determined is not more likely than not of being recovered.  If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense.

The components of net deferred tax assets are as follows:

	December 31,
	2019	2018
	(Restated)
Net operating loss carryforwards	$7,116,767	$5,383,012
Equity-based instruments	5,810,660	5,004,624
Long-lived assets and other	491,730	555,138
Capital loss carryforward	120,318	—
Deferred tax asset valuation allowance	(13,539,475)	(10,942,774)
	$—	$—

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year ended December 31,
	2019	2018
	(Restated)
Income tax benefit at statutory rate	$(3,251,597)	$(3,564,489)
State income tax benefit, net of Federal benefit	(566,351)	(620,849)
Equity-based instruments	146,446	(326,242)
Fair market value adjustment/loss on extinguishment — derivative liabilities	636,532	—
Amortization of debt discount	498,018	1,044,210
Other	(59,749)	47,895
Valuation allowance	2,596,701	3,419,475
	$—	$—

As of December 31, 2019 and 2018, the Company had federal and state net operating loss carryforwards of approximately $29 million and $22 million, respectively.  Of the current net operating loss carryforwards, $14 million expire starting in 2033 through 2037 and $15 million do not expire.

Pursuant to the Internal Revenue Code Sections 382 and 383, use of the Company’s U.S. federal and state net operating loss carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.

NOTE 15.   STOCKHOLDERS’ EQUITY

2019 Capital Raise Restated

On May 31, 2019 we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants to purchase shares of our common stock in a registered direct offering for $1.00 per 2019 Unit.  The 2019 Warrants had an exercise price of $1.30 per share at issuance and are exercisable for five years from the date of issuance.  The number of shares issuable pursuant to the warrants granted under the 2019 Warrants, as well as the exercise price of those warrants, is subject to adjustment as a result of certain future equity issuances of securities by the Company at a price below the then-effective exercise price of the 2019 Warrants.  As a result of such subsequent issuances of securities by the Company during the fourth quarter of 2019, the exercise price of the 2019 Warrants had decreased to $0.45 per share and the number of shares subject to the 2019 Warrants had increased to 8,666,666 shares of common stock as of December 31, 2019.

We received cash of $2,604,355 which is net of $395,645 of issuance costs, of which $318,681 is included as equity issuance costs and $76,964 is included as a reduction of additional paid in capital.  Of the gross proceeds, we recorded $2,416,422 as a warrant derivative liability, as discussed in Note 11. We used a portion of the net proceeds from the issuance of the 2019 Units to pay down the 8.5% Notes by $5,743,000, leaving $1,106,000 outstanding.

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

Share-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested.  The following summarizes the Black-Scholes assumptions used to value the Employee Awards granted:

Year ended December 31,
	2019	2018
Exercise price	$0.55 – 2.37	$1.71 – 7.17
Stock price on date of grant	$0.55 – 2.37	$1.71 – 7.17
Volatility	119 - 130%	131 – 140%
Risk-free interest rate	1.43 – 2.60%	2.1 – 2.9%
Expected life (years)	3.0	3.0
Dividend yield	—	—

The following summarizes Employee Awards activity:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	9,173,380	1.68
Granted	5,927,390	0.98
Exercised	(269,728)	0.70
Forfeited or expired	(3,947,262)	1.80
Outstanding at December 31, 2019	10,883,780	1.28	5.4	$61,000

Exercisable at December 31, 2019	7,331,365	$1.51	5.8	$8,000

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

The fair value of each warrant grant is estimated using Black-Scholes.  We use historical data to estimate the expected price volatility.  The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of valuation for the estimated life of the option.  The following summarizes the Black-Scholes assumptions to value the Consulting Awards granted:

	Year ended December 31,
	2019	2018
Exercise price	$0.71 – 2.37	$3.08
Stock price, date of valuation	$0.71 – 2.37	$3.08
Volatility	125 - 141%	134%
Risk-free interest rate	1.64 – 2.62%	2.3%
Expected life (years)	2.0 – 5.0	2.0
Dividend yield	—	—

The following summarizes Consulting Awards activity:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	50,000	2.53
Granted	85,000	1.31
Exercised	—	—
Forfeited or expired	(10,000)	1.40
Outstanding and exercisable at December 31, 2019	125,000	1.79	1.1	$0.00

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

The underlying assumptions used in the Monte Carlo simulations to determine the fair value of options were:

August 6, 2019
Current stock price	$0.83
Exercise price	$0.83
Vesting goal	$4.51
Risk-free interest rate	1.73%
Expected term (in years)	10
Expected volatility	123%

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

Warrants with Debt

The following summarizes warrants issued with debt activity:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,351,700	$0.65
Granted	6,000,000	2.35
Exercised	(3,316,786)	0.77
Expired	(42,700)	5.00
Outstanding at December 31, 2018	5,992,214	2.26
Granted	2,481,000	0.98
Exercised	—	—
Expired	—	—
Outstanding and exercisable at December 31, 2019	8,473,214	0.64	0.5	$1,169,583

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

The underlying assumptions used in the binomial lattice model to determine the fair value of the 8.5% Warrants were:

	Pre-Trigger	Post-Trigger
Current stock price	$0.95	$0.95
Exercise price	$2.35	$1.00
Risk-free interest rate	2.21%	2.21%
Expected dividend yield	—	—
Expected term (in years)	0.89	0.89
Expected volatility	123%	123%

	Pre-Trigger	Post-Trigger
Current stock price	$0.70	$0.70
Exercise price	$1.00	$0.68
Risk-free interest rate	1.55%	1.55%
Expected dividend yield	—	—
Expected term (in years)	0.47	0.47
Expected volatility	114%	114%

	Pre-Trigger	Post-Trigger
Current stock price	$0.67	$0.67
Exercise price	$0.68	$0.45
Risk-free interest rate	1.61%	1.61%
Expected dividend yield	—	—
Expected term (in years)	0.36	0.36
Expected volatility	113%	113%

The underlying assumptions used in the binomial lattice model to determine the fair value of the 2019 Warrants were:

	Pre-Trigger	Post-Trigger
Current stock price	$0.63	$0.63
Exercise price	$1.30	$1.00
Risk-free interest rate	1.56%	1.56%
Expected dividend yield	—	—
Expected term (in years)	4.62	4.62
Expected volatility	115%	115%

	Pre-Trigger	Post-Trigger
Current stock price	$0.70	$0.70
Exercise price	$1.00	$0.68
Risk-free interest rate	1.55%	1.55%
Expected dividend yield	—	—
Expected term (in years)	4.58	4.58
Expected volatility	114%	114%

	Pre-Trigger	Post-Trigger
Current stock price	$0.67	$0.67
Exercise price	$0.68	$0.45
Risk-free interest rate	1.61%	1.61%
Expected dividend yield	—	—
Expected term (in years)	4.47	4.47
Expected volatility	113%	113%

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

NOTE 16.  NET LOSS PER SHARE

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2019 (Restated)	2018
Stock options	12,833,780	10,073,380
Warrants	17,439,881	6,217,214
Accrued stock payable	42,736	—
	30,316,397	16,290,594

NOTE 17.   SUBSEQUENT EVENTS

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

NOTE 18.   SEGMENT INFORMATION

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

Year ended December 31

2019	Operations	Investments	Total
Services	$1,787,863	$—	$1,787,863
Rent and interest	—	95,437	95,437
Product	1,783,046	—	1,783,046
Total Revenues	3,570,909	95,437	3,666,346
Costs and expenses	(3,372,174)	(71,723)	(3,443,897)
	$198,735	$23,714	222,449
Corporate (Restated)			(14,030,707)
Net loss			$(13,808,258)

2018	Operations	Investments	Total
Service	$1,186,624	$—	$1,186,624
Rent and interest	—	18,749	18,749
Product	531,883	—	531,883
Total revenue	1,718,507	18,749	1,737,256
Costs and expenses	(1,932,598)	—	(1,932,598)
Investment in Desert Created	—	(1,005,955)	(1,005,955)
	$(214,091)	$(987,206)	(1,201,297)
Corporate			(14,934,013)
Net loss			$(16,135,310)

	December 31,
Total assets	2019	2018
Operations	$441,841	$134,786
Investments	402,988	300,000
Corporate	2,135,395	9,447,044
	$2,980,224	$9,881,830

ITEM 9A.   CONTROLS AND PROCEDURES

Restatement of Consolidated Financial Statements

On July 1, 2020, the audit committee of the board of directors and management of the Company concluded that the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2019, should no longer be relied upon because of an error in the Company’s accounting for the 2019 Warrants.  As previously described, the error relates to the determination of the number of shares of common stock subject to the 2019 Warrants as of December 31, 2019 as a result of certain anti-dilution adjustment provisions contained in the 2019 Warrants.  This Amendment restates the Company’s audited consolidated financial statements for the year ended December 31, 2019 to correctly account for the anti-dilution adjustment provisions contained in the 2019 Warrants.

Evaluation of Disclosure Controls and Procedures (Restated)

Our management, with the participation of our Chief Executive Officer and Principal Accounting and Financial Officer, previously evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 in connection with the Original Filing on May 14, 2020. Subsequently, our management, with participation of our Chief Executive Officer and Principal Accounting and Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that reevaluation, our Chief Executive Office and Principal Accounting and Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2019 because of the identification of a material weakness in our internal control over financial reporting, as described below.

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

Assessment of Internal Control over Financial Reporting (Restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

a.                                      pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company’s assets;

b.                                      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

c.                                       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the restatement discussed above and in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K/A, management, including our Chief Executive Officer and Principal Accounting and Financial Officer, reassessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s reassessment, management is restating its report on internal control over financial reporting and has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019, because of the material weakness described below.

We did not maintain effective controls over the accounting for the anti-dilution adjustment provisions contained in the 2019 Warrants.  Specifically, the control did not operate effectively relating to the accuracy and presentation and disclosure of the accounting for certain outstanding warrant agreements. This control deficiency resulted in the misstatement of liability warrants and the misstatement of non-cash expense resulting from required periodic “mark-to-market” adjustments of the aforementioned warrants. The control deficiency described above resulted in a restatement of the Company’s consolidated financial statements as discussed above and in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K/A. If not remediated, this control deficiency could result in future material misstatements of these accounts and disclosures that would not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

There have been no changes in our existing internal control structure over financial reporting during 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management has developed a remediation plan to address the material weakness. Implementation of the remediation plan consists of redesigning existing quarterly control procedures to enhance management’s accounting for any derivative or convertible sercurities issued by the Company.

Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management also recognizes the Company’s operations and business have been disrupted to an unprecedented degree due to the conditions surrounding the COVID-19 pandemic spreading throughout the United States.  These disruptions have resulted in limited access to the Company’s facilities and have interfered with management’s ability to work with its independent accountants, professional advisors and support staff in order to complete the Company’s financial statements and related disclosures.  Management is also making necessary changes to the Company’s internal control environment and policies and procedures to improve the overall effectiveness of the Company’s internal control in light of the disruptions caused by the ongoing COVID-19 pandemic.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed with this Report:

Exhibit Number	Exhibit Name
2.1	Articles of Merger (Acquisition of shares in Advanced Cannabis Solutions) (Incorporated by reference to Exhibit 2 to our registration statement on Form S-1, File No. 333-193890)
2.2*	Asset Purchase Agreement dated as of January 24, 2020, by and between the Company and Dalton Adventures, LLC
2.3*	Asset Purchase Agreement, dated as of April 7, 2020, between the Company and the Organic Seed, LLC
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1, File No. 333-163342)
3.2	Articles of Amendment (name change) (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on June 18, 2015)
3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on February 1, 2017)
10.1	Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.2 to our Form 8-K filed on April 6, 2016)
10.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 4, 2019)
10.3†	Executive Chairman of the Board and Director Agreement between the Company and Michael Feinsod dated August 4, 2014 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 5, 2014)
10.4	Form of Employee Nonstatutory Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 16, 2015)
10.5	Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 3, 2015)
10.6	Option for the Company to Purchase Note and Equity Interest (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 9, 2015)
10.7	Form of Amendment to Option to Purchase Note and Equity Interest (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 8, 2016)
10.8	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 8, 2016)
10.9†	Employment Agreement, dated as of December 8, 2017, among the Company and Michael Feinsod (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 14, 2017)
10.10†	Form of Time-Based Options Award (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 14, 2017)
10.11†	Form of Performance-Based Options Award (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on December 14, 2017)
10.12†	Amended and Restated 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on November 8, 2018)
10.13	Agreement with Flowhub Holdings, LLC Safe dated November 5, 2018 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 9, 2018)
10.14	Form of First Amendment to Secured Promissory Note (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 6, 2019)
10.15	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 4, 2019)
10.16	Promissory Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 24, 2019)
10.17	Form of Promissory Note (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed July 24, 2019)
10.18†	Amendment to Agreements, dated August 6, 2019 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 6, 2019)
10.19	Form of Securities Exchange Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 17, 2019)
10.20	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 26, 2019)
10.21	Contract to Buy and Sell Real Estate (Commercial) (Incorporated by reference to Exhibit 10.5 to our Form 8-K filed November 20, 2019)
10.22	Deed of Trust Note dated December 31, 2019 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 14, 2020)
10.23	Deed of Trust, Assignment of Leases and rents, Security Agreement and Fixture Filing dated January 8, 2020 (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed January 14, 2020)

10.24	Form of Unsecured Promissory Note (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 24, 2020)
10.25	Form of 2020 A Warrant to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 24, 2020)
10.26	Convertible Promissory Note (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed February 24, 2020)
10.27	Promissory Note Exchange Agreement (Incorporated by reference to Exhibit 10.4 to our Form 8-K filed February 24, 2020)
10.28†*	Employment Agreement, dated December 13, 2019, between Steve Gutterman and the Company
10.29†*	Amendment to Employment Agreement, dated April 29, 2020, between Steve Gutterman and the Company
10.30†*	Amendment to Employment Agreement, dated April 24, 2020, between Michael Feinsod and the Company
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Form 10-K filed March 31, 2017)
21.1*	Subsidiaries
23.1**	Consent of Hall & Company
23.2**	Consent of Marcum LLP
31.1**	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 of Principal Executive Officer
31.2**	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 of Principal Financial and Accounting Officer
32.1**	Certification pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 of the Principal Executive and Financial Officers
101	XBRL Interactive Data Files

(*)   Filed with the Original Filing.

(**) Filed herewith

(†)   Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Steve Gutterman	Principal Executive Officer	July 6, 2020
Steve Gutterman

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Gutterman	Principal Executive Officer and Director	July 6, 2020
Steve Gutterman

/s/ Jessica Bast	Principal Financial and Accounting Officer	July 6, 2020
Jessica Bast

/s/ Michael Feinsod	Director	July 6, 2020
Michael Feinsod

/s/ Seth Oster	Director	July 6, 2020
Seth Oster

/s/ Peter Boockvar	Director	July 6, 2020
Peter Boockvar

/s/ Mark Green	Director	July 6, 2020
Mark Green