Form 10-Q
period 2020-03-31
GENERAL CANNABIS CORP
filed 2020-07-07
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORP

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Smaller reporting company ☑
Non-accelerated filer ☑	Emerging growth company ☐
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

As of June 25, 2020, there were 56,116,869 issued and outstanding shares of the Company’s common stock.

Explanatory Note

The Company is relying on the U.S. Securities and Exchange Commission March 25, 2020 Order Pursuant to Section 36 of the Exchange Act (Release No. 34-88465 (“Order”) in delaying the filing of this Quarterly Report for the three months ended March 31, 2020 due to circumstances related to the COVID-19 pandemic. In particular, COVID-19 has caused limited access to the Company’s facilities and disrupted normal interactions with its accounting personnel, auditors and others involved in the preparation of this Quarterly Report. The filing of this Quarterly Report on the date hereof will be considered a timely filing under the Order.

GENERAL CANNABIS CORP

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$594,480	$122,390
Accounts receivable, net	65,930	85,204
Notes receivable, net – current portion	470,820	375,000
Prepaid expenses and other current assets	840,922	546,970
Assets held for sale	–	375,218
Assets of discontinued operations	231,902	47,453
Total current assets	2,204,054	1,552,235

Note receivable, net	–	93,333
Property and equipment, net	204,623	1,507,327
Investment	250,000	250,000
Assets held for sale	–	15,584
Assets of discontinued operations	–	83,525
Total Assets	$2,658,677	$3,502,004

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,280,602	$1,221,194
Interest payable	92,340	93,375
Customer deposits	893,604	562,803
Accrued stock payable	60,900	80,657
Notes payable (net of discount)	2,640,434	2,230,684
Related party note payable (net of discount)	99,667	99,667
Warrant derivative liability	3,162,733	4,620,594
Liabilities held for sale	–	149,249
Liabilities of discontinued operations	123,217	207,993
Total current liabilities	8,353,497	9,266,216

Commitments and Contingencies (Note 8)	–	–

Stockholders’ Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	–	–
Common Stock, $0.001 par value; 100,000,000 shares authorized; 40,281,881 shares and 39,497,480 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	40,282	39,498
Additional paid-in capital	63,550,821	61,468,034
Accumulated deficit	(69,285,923)	(67,271,744)
Total Stockholders’ Deficit	(5,694,820)	(5,764,212)
Total Liabilities & Stockholders’ Equity (Deficit)	$2,658,677	$3,502,004

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2020	2019
REVENUES
Service	$308,386	$247,783
Rent and interest	16,729	14,821
Product sales	1,339,073	532,318
Total revenues	1,664,188	794,922

COSTS AND EXPENSES
Cost of service revenues	192,567	186,775
Cost of goods sold	1,231,413	388,074
Selling, general and administrative	1,039,934	1,053,551
Share-based expense	572,574	1,492,496
Professional fees	597,036	540,055
Depreciation and amortization	31,913	19,404
Total costs and expenses	3,665,437	3,680,355

OPERATING LOSS	(2,001,249)	(2,885,433)

OTHER (INCOME) EXPENSE
Amortization of debt discount	66,321	1,171,556
Loss on extinguishment of debt	1,137,428	–
Interest expense, net	171,048	111,013
Gain on warrant derivative liability	(1,375,620)	–
Gain on sale of building	(139,105)
Total other (income) expense, net	(139,928)	1,282,569

NET LOSS FROM CONTINUING OPERATIONS	$(1,861,321)	$(4,168,002)

Loss from discontinued operations	(152,858)	(345,693)

NET LOSS	$(2,014,179)	$(4,513,695)

PER SHARE DATA – Basic and diluted
Net loss from continuing operations per share	$(0.05)	$(0.12)
Net loss from discontinued operations per share	$(0.00)	$(0.01)
Net loss per common share	$(0.05)	$(0.12)
Weighted average number of common shares outstanding	39,694,890	36,222,752

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2020	2019

OPERATING ACTIVITIES
Net loss	$(2,014,179)	$(4,513,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	66,321	1,171,556
Depreciation and amortization expense	34,087	42,935
Amortization of loan origination fees	(2,487)	(2,847)
Bad debt expense	51,572	32,000
Share-based payments	572,574	1,492,496
Gain on warrant derivative liability	(1,375,620)	–
Loss on extinguishment of debt	1,137,428	–
Gain on discontinued operations	5,183	–
Gain on sale of building	(139,105)	–

Changes in operating assets and liabilities:
Accounts receivable	204,502	(146,363)
Prepaid expenses and other assets	(261,778)	(93,845)
Inventory	–	20,228
Accounts payable and accrued liabilities	238,674	273,818
Net cash used in operating activities:	(1,482,828)	(1,723,717)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,011)	(160,209)
Proceeds on sale of building	1,421,134	–
Lending on notes receivable	–	(485,000)
Net cash provided by (used in) investing activities	1,418,123	(645,209)

FINANCING ACTIVITIES
Proceeds from the exercise of warrants	90,000	–
Proceeds from notes payable	1,500,000	–
Payments on notes payable	(975,000)	–
Net cash provided by financing activities	615,000	–

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	550,295	(2,368,926)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	224,994	7,957,169
CASH AND CASH EQUIVALENTS, END OF PERIOD	$775,289	$5,588,243

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$173,067	$2,153
Cash paid for taxes	–	–

NON-CASH INVESTING AND FINANCING ACTIVITIES

Operating lease right-of-use asset / Operating lease liability	$–	$154,200
15% Warrants recorded as a debt discount and additional paid-in capital	167,163	–
15% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	668,336	–
Debt converted to equity	250,000	–
Beneficial conversion feature	233,500	–
Issuance of common stock to an employee	100,000	–

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2020	39,497,480	$39,498	$61,468,034	$(67,271,744)	$(5,764,212)
Warrants issued with the 15% Notes	–	–	835,499	–	835,499
Common stock issued upon exercise of warrants	200,000	200	172,041	–	172,241
Common stock issued to an employee for services	42,735	43	99,957	–	100,000
Common stock issued upon conversion of debt	541,666	541	249,459	–	250,000
Expense in relation to beneficial conversion feature	–	–	233,500	–	233,500
Stock options granted to employees and Consultants	–	–	492,331	–	492,331
Net loss	–	–	–	(2,014,179)	(2,014,179)
March 31, 2020	40,281,881	$40,282	$63,550,821	$(69,285,923)	$(5,694,820)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2019	36,222,752	$36,223	$56,303,061	$(51,787,947)	$4,551,337
Stock options granted to employees and Consultants	–	–	1,470,993	–	1,470,993
Net loss	–	–	–	(4,513,695)	(4,513,695)
March 31, 2019	36,222,752	$36,223	$57,774,054	$(56,301,642)	$1,508,635

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.   NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corp, a Colorado Corporation (the “Company,” “we,” “us,” “our,” or “GCC”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry. We currently trade on the OTCQB® Venture Market. As of March 31, 2020, our operations are segregated into the following two segments:

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.  During the three months ended March 31, 2020 and 2019, 73% and 76% of NBC’s revenue was with three customers and one customer, respectively.

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

Capital Investments (“Investments Segment”)

As a publicly traded company, we have access to capital that may not be available to businesses operating in the cannabis industry.  Accordingly, we may provide debt or equity capital through (a) loans or revolving lines of credit and (b) investing in businesses using cash or shares of our common stock.

Discontinued Operations - Security and Cash Transportation Services (“Security Segment”)

We provided advanced security, including on-site professionals and cash transport, to licensed cannabis cultivators, cannabis processing facilities and retail shops, under the business name Iron Protection Group (“IPG”) in California and Colorado, and security services to non-cannabis customers in Colorado, such as hotels, apartment buildings and retail. On December 26, 2019, the board of directors and management made the strategic decision to investigate a possible buyer for the security segment and if no buyer could be found, cease operations of the security segment. We transferred all our Colorado security contracts and employees to a company on January 16, 2020, in exchange for which we will receive $1.00 per man hour worked on existing contracts for a period of one year.  On February 6, 2020 we cancelled all our security contracts in California.

Discontinued Operations - Consumer Goods and Marketing Consulting (“Consumer Goods Segment”)

Our apparel business, Chiefton, had two primary revenue streams.  Chiefton Supply strived to create innovative, unique t-shirts, hats, hoodies and accessories. Our apparel was sold through our on-line shop, cannabis retailers, non-cannabis retailers, and specialty t-shirt and gift shops.  Chiefton Design provided design, branding and marketing strategy consulting services to the cannabis industry, which frequently included sourcing and selling customer-specific apparel and accessories.  On December 26, 2019, the board of directors and management made the strategic move to cease operations of Chiefton.  All operations of Chiefton were abandoned on December 31, 2019.

Our CBD retail business, STOA Wellness, opened in July of 2019.  STOA Wellness offered a curated collection of high quality CBD products for athletes and general wellness.  On December 26, 2019, the board of directors committed to a plan to cease operations of STOA Wellness.  We transferred all assets of STOA Wellness to an individual on January 10, 2020, in exchange for the release on the outstanding lease of the STOA retail front.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”)

can be condensed or omitted. The condensed consolidated balance sheet for the year ended December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2019 which were included in the Annual Report on Form 10-K filed by the Company with the SEC on May 14, 2020.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the year ending December 31, 2020, or any other interim or future periods.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result. In particular, the COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company’s business and markets.  The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, reserves and allowances, fair value measurements and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for at least the twelve months from the date these condensed consolidated financial statements are issued.  As of March 31, 2020 our cash of approximately $600,000 is not sufficient to absorb our operating losses and repay our debt of $2.7 million.  The warrants associated with this debt, if exercised in cash, would provide sufficient funds to retire the debt; however, there is no guarantee that these warrants will be exercised in cash or at all.  Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful obtaining additional capital and (b) actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern.  While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances that we will be successful in such efforts.  Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

•

Michael Feinsod – Executive Chairman of our Board of Directors (“Board”).

•

Infinity Capital West, LLC (“Infinity Capital”) – An investment management company that was founded and is controlled by Michael Feinsod.

•

Peter Boockvar – Audit committee chairman.

•

Seth Oster – Board member

Significant Accounting Policy Updates

See our Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of the Company’s significant accounting policies. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

Recently Issued Accounting Standards

FASB ASU 2019-12 – “Income Taxes (Topic 740)” – In December 2019, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies certain aspects of accounting for income taxes.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted.  We do not expect adoption of this ASU to have a material effect on our consolidated financial statements.

FASB ASU 2018-13 – “Fair Value Measurement (Topic 820)”-  In August 2018, the FASB issued new disclosure guidance on fair value measurement. This new guidance modifies the disclosure requirements on fair value measurements, including removal and modifications of various current disclosures as well as some additional disclosure requirements for Level 3 fair value measurements. Some of these disclosure changes must be applied prospectively while others retrospectively depending on requirement.  We adopted ASU 2018-13 as of January 1, 2020.  There was no material impact to our financial statements or disclosures.

NOTE 2.  DISCONTINUED OPERATIONS

Security Segment

On December 26, 2019, our board of directors and management made the strategic decision to investigate a possible buyer for the Security Segment and if no buyer could be found, cease operations of the security segment. We transferred all our Colorado security contracts and employees to a company on January 16, 2020, in exchange for which we will receive $1.00 per man hour worked on existing contracts for a period of one year.  On February 6, 2020 we cancelled all our security contracts in California.  The assets and liabilities classified as held for sale for the security segment are presented separately in the balance sheet as of March 31, 2020 and December 31, 2019 and as discontinued operations as of March 31, 2020 and the operating results for the three months ended March 31, 2020 and 2019, respectively, are presented as discontinued operations.

Assets and liabilities of discontinued operations for the security segment included the following:

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$176,854	$77,380
Accounts receivable, net	51,093	280,058
Prepaid expenses and other current assets	–	17,780
Current assets discontinued operations	$227,947	$375,218

Property and equipment, net	$–	$15,584
Noncurrent assets discontinued operations	$–	$15,584

Accounts payable and accrued expenses	$19,097	$88,309
Customer deposits	–	60,940
Current liabilities discontinued operations	$19,097	$149,249

A breakdown of the discontinued operations is presented as follows:

	Three months ended March 31,
	2020	2019
Service revenues	$119,891	$564,592

Cost of service revenues	88,599	449,937
Selling, general and administrative	147,761	206,967
Depreciation and amortization	2,174	21,632
Total costs and expenses	238,534	678,536

OPERATING LOSS	(118,643)	(113,944)

Interest expense, net	984	470

NET LOSS FROM DISCONTINUED OPERATIONS	$(119,627)	$(114,414)

The cash flows related to discontinued operations have not been segregated, and are included in the consolidated statements of cash flows.  The following table provides selected information on cash flows related to discontinued operations for the three months ended March 31, 2020 and 2019, respectively.

	Three months ended March 31,
	2020	2019
Receivables	228,965	46,418
Prepaids and other	17,780	(11,471)
Depreciation and amortization	2,174	21,632
Capital expenditures	–	(1,331)
Accounts payable and accrued expenses	(69,212)	(50,323)
Customer deposits	(60,940)	14,816

Consumer Goods Segment

On December 26, 2019, our board of directors and management made the strategic move to cease operations of Chiefton.  On December 26, 2019, our board of directors committed to a plan to cease operations of STOA Wellness.  We transferred all assets of STOA Wellness to an individual on January 10, 2020, in exchange for the release on the outstanding lease of the STOA retail front.  The assets and liabilities classified as discontinued operations for the consumer goods segment are presented separately in the balance sheet as of March 31, 2020 and December 31, 2019 and the operating results for the three months ended March 31, 2020 and 2019, respectively, are presented as discontinued operations.

Assets and liabilities of discontinued operations included the following:

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$3,955	$25,223
Accounts receivable, net	–	7,836
Prepaid expenses and other current assets	–	14,394
Current assets discontinued operations	3,955	47,453

Right to use asset	$–	$83,525
Noncurrent assets discontinued operations	$–	$83,525

Accounts payable and accrued expenses	$104,120	$124,468
Operating lease liability – current portion	–	83,525
Current liabilities discontinued operations	$104,120	$207,993

A breakdown of the discontinued operations is presented as follows:

	Three months ended March 31,
	2020	2019
Product Revenues	$33	$29,775
Cost of service revenues	–	24,022
Cost of goods sold	–	23,909
Selling, general and administrative	33,264	176,118
Professional fees	–	35,106
Depreciation and amortization	–	1,899
Total costs and expenses	33,264	261,054

OPERATING LOSS	(33,231)	(231,279)

NET LOSS FROM DISCONTINUED OPERATIONS	$(33,231)	$(231,279)

The cash flows related to discontinued operations have not been segregated, and are included in the consolidated statements of cash flows.  The following table provides selected information on cash flows related to discontinued operations for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019
Receivables	7,836	10,944
Prepaids and other	14,394	(23,425)
Inventory	–	20,227
Depreciation and amortization	–	1,899
Capital expenditures	–	(42,703)
Accounts payable and accrued expenses	(20,348)	(31,236)
Customer deposits	–	(17,539)

NOTE 3.   ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS

Our accounts receivable consisted of the following:

	March 31,	December 31,
	2020	2019
Accounts receivable	$176,930	$196,204
Less: Allowance for doubtful accounts	(111,000)	(111,000)
Total	$65,930	$85,204

We record bad debt expense when we conclude the credit risk of a customer indicates the amount due under the contract is not collectible.  We recorded bad debt recovery of $508 during the three months ended March 31, 2020 and bad debt expense of $20,000 during the three months ended March 31, 2019.

Our customer deposit liability had the following activity:

Amount
December 31, 2019	$562,803
Additional deposits received	1,768,090
Less: Deposits recognized as revenue	(1,437,289)
March 31, 2020	$893,604

NOTE 4.  NOTES RECEIVABLE

Our notes receivable consisted of the following:

	March 31,	December 31
	2020	2019
CCR Note	$375,000	$375,000
BB Note	100,000	100,000
Total Principal	475,000	475,000
Unamortized loan origination fee	(4,180)	(6,667)
	470,820	468,333
Less: Current portion	(470,820)	(375,000)
Long-term portion	$–	$93,333

In March 2019, we agreed to loan $375,000 to Consolidated C.R., LLC (“CCR”) pursuant to the terms of a convertible promissory note (“CCR Note”), bearing interest at 12% per annum, collateralized by virtually all of the assets of CCR and a maturity date of September 2020.  Interest is due on the first of every month starting in November 2019.  CCR is a vertically integrated medical cannabis company located in San Juan, Puerto Rico.  As of March 31, 2020, we had loaned an aggregate of $375,000 to CCR pursuant to the CCR Note.  The CCR Note included a loan origination fee of $15,000, which is being recognized as interest income over the term of the agreement.

On January 3, 2019, we loaned $100,000 to Beacher Brewing, LLC (“BB”) pursuant to the terms of a promissory note (“BB Note”), bearing interest at 11% per annum and a maturity date of January 3, 2020.  Interest is due in advance at the beginning of each quarter.  On December 13, 2019, we agreed to extend the maturity date of the BB Note to January 3, 2021.

NOTE 5.  ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

	Amount	Number of Shares
December 31, 2019	$80,657	34,469
Employee stock issuance	(80,657)	(34,469)
Consultant stock award – accrual	60,900	100,000
March 31, 2020	$60,900	100,000

On January 29, 2019, we granted an employee $100,000 worth of our common stock, with 50% vesting on July 29, 2019 and the remaining amount vesting over eighteen months.  Based on a stock price of $2.34 on the date of grant, the employee would receive 42,736 shares of our common stock upon vesting.  We are recognizing the value of the grant ratably over the vesting periods. In February 2020, the vesting was accelerated, and we issued all of the common stock associated with this transaction.

On February 18, 2020 we granted a consultant 100,000 fully vested shares for consulting services.  Based on a stock price of $0.61 on the date of grant, the consultant will receive $60,900 worth of our common stock.   As of March 31, 2020, none of the stock had been issued.

NOTE 6.  NOTES PAYABLE

Our notes payable consisted of the following:

	March 31,	December 31
	2020	2019
2019 12% Notes	$–	$1,506,000
SBI Note	684,000	750,000
15% Notes	2,231,000	200,000
Related party note payable	100,000	100,000
Unamortized debt discount	(274,899)	(225,649)
	2,740,101	2,330,351
Less: Current portion	(2,740,101)	(2,330,351)
Long-term portion	$–	$–

SBI Debt

In July 2019, we completed a $855,000 private placement pursuant to a promissory note (“SBI Note”) with SBI Investments LLC, 2014-1 (“SBI”), bearing interest at 10% with principal due on October 18, 2019.  On October 18, 2019, SBI agreed to an extension of the maturity date of the SBI Note to November 1, 2019. On November 1, 2019, SBI agreed to another extension of the maturity date to November 15, 2019.  On November 15, 2019, SBI agreed to another extension of the maturity date to November 29, 2019 with an increase in principal amount of the note from $855,000 to $905,000.  On November 27, 2019, SBI agreed to an extension of the maturity date to December 13, 2019.  On December 13, 2019, SBI agreed to extend the maturity date to December 20, 2019.  On December 30, 2019 SBI agreed to extend the maturity date of the note to January 31, 2020, upon the payment of $195,911, of which $40,911 was for accrued interest and $155,000 towards the outstanding principal of the SBI Note.

On February 18, 2020, we entered into a promissory note exchange agreement with SBI pursuant to which the original SBI Note was exchanged for a new convertible promissory note (the “Convertible Note”).  The Convertible Note has a principal amount of $934,000, an interest rate of 10% per annum and a maturity date of February 18, 2021.  The Convertible Note may be converted at the option of SBI into shares of common stock at a conversion price equal to 80% of the Market Price; provided that the conversion price shall in no event be less than $0.45 per share.  The exchange of the SBI Note for the Convertible Note is treated as a debt extinguishment.  The additional $184,000 of principal was treated as a debt extinguishment and included in our condensed consolidated statement of operations.  We determined that the Convertible Note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features”.  The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price of $0.49 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.61, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $233,500 as additional paid in capital and as a debt extinguishment and included in our condensed consolidated statement of operations. During the quarter ended March 31, 2020, SBI converted $250,000 aggregate principal amount of the Convertible Note into 541,666 shares of our common stock.

15% Notes

In December 2019, we completed a private placement of with certain accredited investors pursuant to an unsecured promissory note (the “15% Notes”) with an aggregate principal amount of $300,000.  In February and March 2020, we completed private placements with certain accredited investors, including holders of $1,506,000 aggregate principal amount of our 2019 12% Notes (as defined below), of 15% Notes with an aggregate principal amount of $2,031,000 in exchange for $525,000 of new funding and the cancellation of $1,506,000 aggregate principal amount of the 2019 12% Notes.  The 15% Notes have an annual interest rate of 15% and mature on January 31, 2021.  The 15% Notes provide that they shall be repaid in full out of the proceeds of any new debt or equity capital raise with net proceeds of more than $5,000,000.  In connection with the issuance of the 15% Notes, each holder of 15%Notes received three warrants (i.e., a 2020 A Warrant, a 2020 B Warrant and a 2020 C Warrant) to acquire shares of common stock at an exercise price equal to $0.45 per share, with the number of shares subject to each warrant equal to one share for each $1.00 of principal amount of 15% Notes issued to the noteholder.  The 2020 A Warrants have an expiration date of December 31, 2020, the 2020 B Warrants have an expiration date of December 31, 2021, and the 2020 C Warrants have an expiration date of December 31, 2022 (collectively, the “15% Warrants”).  By way of example, if an investor was issued a 15% Note with a principal amount of $250,000, such noteholder would receive a 2020 A Warrant to purchase 250,000 shares of common stock, a 2020 B Warrant to purchase 250,000 shares of common stock and a 2020 C Warrant to purchase 250,000 shares of common stock.  Accordingly, as of March 31, 2020, the Company has issued 15% Warrants to purchase a total of 6,993,000 shares of common stock to the holders of 15% Notes.

We received $300,000 of cash in December 2019 and an additional $525,000 of cash January 2020 through March 2020 for issuing the 15% Notes.  The relative fair value of the new funding on the 15% Warrants was recorded as a debt discount and additional paid-in capital of $333,056.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $668,335.  For the three months ended March 31, 2020 and 2019, amortization of debt discount expense was $69,159 and $0, respectively, from the 15% Notes.  The 15% Notes are otherwise treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 15% Warrants as of March 2020, were:

Current stock price	$ 0.45 - 0.67
Exercise price	$ 0.45
Risk-free interest rate	0.68 - 1.62%
Expected dividend yield	–
Expected term (in years)	0.84 – 3.06
Expected volatility	112 - 119%

2019 12% Notes

In September 2019, we completed a private placement with certain accredited investors, including holders of $1,106,000 aggregate principal amount of our 8.5% Notes, pursuant to (a) a senior unsecured promissory note, bearing interest at 12% payable quarterly, with principal due October 31, 2020, with an option for us to extend the due date to October 31, 2021 (“2019 12% Notes”) and (b) warrants with an exercise price of $1.30 per share and a life of 1.1 years; however, if we prepay the 2019 12% Notes at any time the life extends to October 31, 2022 (“2019 12% Warrants”) (combined the “2019 12% Agreements”).  Pursuant to the 2019 12% Agreements, we could prepay the 2019 12% Notes at any time, but in any event were required to pay at least one year of interest.

In February 2020, we issued $1,506,000 aggregate principal amount of 15% Notes to the holders of the outstanding 12% Notes in exchange for the cancellation of the outstanding 12% Notes.

Loan on Building

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

NOTE 7.  WARRANT DERIVATIVE LIABILITY

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

In February 2020, one of the warrant holders exercised 200,000 warrants. We received $90,000 in cash for the exercise and booked an adjustment to the derivative liability of $82,241 as a result of the transaction. As of March 31, 2020 there were 8,466,666 of these warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants:

	May 31, 2019	March 31, 2020
Number of shares underlying the warrants	3,000,000	8,466,666
Fair market value of stock	$0.95	$0.47
Exercise price	$1.30	$0.45
Volatility	133%	122%
Risk-free interest rate	1.93%	0.37%
Warrant life (years)	5.00	4.16

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three months ended March 31,
	2020	2019
Beginning balance as of December 31	$4,620,593	$–
Warrant exercise	(82,241)	–
Change in fair value of warrants derivative liability	(1,375,619)	–
Ending balance	$3,162,733	$–

NOTE 8.   COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business.  The Company is not presently a party to any legal proceedings that would have a material adverse effect on its business, operating results, financial condition or cash flows.

NOTE 9.   STOCKHOLDERS’ EQUITY

2019 Capital Raise

On May 31, 2019 we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants to purchase shares of our common stock in a registered direct offering for $1.00 per 2019 Unit. The 2019 Warrants had an exercise price of $1.30 per share at issuance and are exercisable for five years from the date of issuance. The number of shares issuable pursuant to the warrants granted under the 2019 Warrants, as well as the exercise price of those warrants, is subject to adjustment as a result of certain future equity issuances of securities by the Company at a price below the then-effective exercise price of the 2019 Warrants. As a result of such subsequent issuances of securities by the Company during the fourth quarter of 2019, the exercise price of the 2019 Warrants had decreased to $0.45 per share and the number of shares subject to the 2019 Warrants had increased to 8,666,666 shares of common stock as of December 31, 2019. As of March 31, 2020, there were 8,466,666 of these warrants outstanding.

We received cash of $2,604,355 which is net of $395,645 of issuance costs. Of the gross proceeds, we recorded $2,416,422 as a warrant derivative liability, as discussed in Note 7.

Share-based compensation

We use the fair value method to account for stock-based compensation.  We recorded $572,574 and $1,492,496 in compensation expense, for the three months ended March 31, 2020 and 2019, respectively.  This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period.  The fair value of these instruments was calculated using the Black-Scholes option pricing method.

As of March 31, 2020, there was approximately $605,729 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of eleven months.

Feinsod Employment Agreement

On August 6, 2019, we entered into an agreement (the “Feinsod Agreement”) with Michael Feinsod for his service as Chief Executive Officer.  Pursuant to the agreement, Mr. Feinsod received 1,000,000 stock options that vest when our stock price has a trading price of equal to or above $4.51 per share for five consecutive days.  The options have an exercise price of $0.83 per share and a ten-year life.  These options were issued under the Incentive Plan.  The options were valued using the Monte Carlo method. For the three months ended March 31, 2020, we recognized approximately $57,000 of share-based compensation expense related to these options.

The underlying assumptions used in the Monte Carlo simulations to determine the fair value of options were:

August 6, 2019
Current stock price	$ 0.83
Exercise price	$ 0.83
Vesting goal	$ 4.51
Risk-free interest rate	1.73%
Expected term (in years)	10
Expected volatility	123%

NOTE 10.   SEGMENT INFORMATION

Our operations are organized into two segments: Operations Consulting and Products; and Capital Investments.  All revenue originates, and all assets are located in the United States.  Segment information is presented in accordance with ASC 280, "Segments Reporting." This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with GAAP. The following information is presented net of discontinued operations. For more information see Note 3.

Three months ended March 31

2020	Operations	Investments	Total
Services	$308,386	$–	$308,386
Rent and interest	–	16,729	16,729
Product	1,339,073	–	1,339,073
Total Revenues	1,647,459	16,729	1,664,188
Costs and expenses	(1,616,487)	–	(1,616,487)
	$30,972	$16,729	47,701
Corporate			(1,909,022)
		Net loss	$(1,861,321)

2019	Operations	Investments	Total
Services	$247,783	$–	$247,783
Rent and interest	–	14,821	14,821
Product	532,318	–	532,318
Total revenue	780,101	14,821	794,922
Costs and expenses	(677,381)	(40,075)	(717,456)
	$102,720	$(25,254)	77,466
Corporate			(4,245,468)
		Net loss	$(4,168,002)

	March 31,	December 31,
Total assets	2020	2019
Operations	$709,578	$441,841
Investments	522,369	402,988
Corporate	1,194,828	2,135,395
	$2,426,775	$2,980,224

NOTE 11.   SUBSEQUENT EVENTS

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

On May 25, 2020, following receipt of approval of the transaction by the Colorado Marijuana Enforcement Division, we closed the acquisition of Dalton Adventures, LLC, pursuant to which the we had acquired the assets of Dalton Adventures, LLC that constitute the business of SevenFive Farm, a cultivation facility in Boulder, Colorado.  The purchase price paid by us to the Dalton Adventures, LLC was 8,859,117 shares of common stock.  Dalton Adventures, LLC may require us to repurchase in cash 25% of the shares issued to Dalton Adventures, LLC at the closing at a repurchase price equal to the same VWAP used to determine the number of shares issued to Dalton Adventures, LLC at closing.

On May 29, 2020, we entered into a subscription agreement with Hershey Strategic Capital, LP and Shore Ventures III, LP (collectively, the “Investor”) with respect to the sale of shares of common stock and warrants to purchase common stock (collectively, the “securities”).  The sales of the securities to the Investor consists of a minimum of $2,185,000 of securities and a maximum of $3,000,000 of securities, as described further below.  The purchase price of the securities at each closing is as follows: (i) the purchase price of each share of common stock is $0.3983 per share, and (ii) for each one dollar invested by the Investor, the Investor receives a warrant to purchase a number of shares of common stock equal to 75% of the number of shares of common stock purchased by the Investor at an exercise price per share equal to $0.5565.  The warrants have a term of five years. The subscription agreement provides for the sale of securities in three closings.  At the first closing, which occurred on May 29, 2020, we sold $800,000 of securities to the Investor, representing 2,008,536 shares of common stock and warrants to purchase 1,506,402 shares of common stock. At the second closing, which occurred on June 3, 2020, we sold to the Investor $1,385,000 of the securities at the same price sold in the first closing.  A third closing will be held with respect to the sale of $815,000 of the securities if Adam Hershey, the managing member of the Investor, is “Approved for Suitability” within one year of the date of the subscription agreement by State of Colorado’s Marijuana Enforcement Division (“MED”).   Accordingly, a total of 7,532,010 shares of common stock and warrants to purchase 5,649,007 shares of common stock may be sold pursuant to the subscription agreement with the Investor.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year.  This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Condensed Consolidated Financial Statements and related notes and MD&A appearing in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the financial statements and related notes, contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date of this Quarterly Report on Form 10-Q, except required by law.

When this report uses the words “we,” “us,” “our,” or “GCC” and the “Company,” they refer to General Cannabis Corp (formerly, “Advanced Cannabis Solutions, Inc.”).

COVID-19

The recent outbreak of the novel coronavirus disease (“COVID-19”), was labeled a global pandemic by the World Health Organization in March 2020 and has led to material and adverse impacts on the U.S. and global economies and created widespread uncertainty, including locations where we do business. As of the date of this Quarterly Report on Form 10-Q, we have not experienced significant disruption in our operations as a result of the COVID-19 pandemic and are conducting business with modifications to employee travel and employee work locations, among other modifications. We will continue to actively monitor the development of the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, clients, partners, and stockholders.

The full extent of the pandemic, related business and travel restrictions, governmental regulations and changes to consumer behavior intended to reduce its spread are uncertain as of the date of this Quarterly Report on Form 10-Q, and the timing of the peak of the pandemic and its ultimate impact on the U.S. and global economies remains uncertain.  Therefore, the full extent to which the COVID-19 pandemic may impact our results of operations, liquidity or financial position is uncertain.  In addition, the COVID-19 pandemic has had and is likely to continue to have adverse effects on our clients, suppliers and third-party business partners. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company and the economies in which we operate.  We anticipate that our liquidity may be materially impacted by the COVID-19 pandemic and we expect that the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods.

Our Products, Services and Customers

Through our two reporting segments Operations Consulting and Products; and Capital Investments, we provide products, services and capital to the regulated cannabis industry and non-cannabis customers, which include the following:

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.  During the three months ended March 31, 2020 and 2019, 73% and 76% of NBC’s revenue was with three customers and one customer, respectively.

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

Capital Investments (“Investments Segment”)

As a publicly traded company, we have access to capital that may not be available to businesses operating in the cannabis industry.  Accordingly, we may provide debt or equity capital through (a) loans or revolving lines of credit, or (b) investing in businesses using cash or shares of our common stock.

Results of Operations

The following tables set forth, for the periods indicated, statements of operations data.  The tables and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing in Item 8 in this Report.

Consolidated Results

	Three months ended March 31,			Percent
	2020	2019	Change	Change
Revenues	$1,664,188	$794,922	$869,266	109%
Costs and expenses	(3,665,437)	(3,680,355)	14,918	0%
Other income (expense)	139,928	(1,282,569)	1,422,497	(111)%
Net loss from continuing operations	(1,861,321)	(4,168,002)	2,306,681	(55)%
Loss from discontinued operations	(152,858)	(345,693)	192,835	(56)%
Net loss	$(2,014,179)	$(4,513,695)	$2,499,516	(55)%

Revenues

Revenue increased for both our Operation Consulting and Investments segments. See Segment discussions below for further details.

Costs and expenses

	Three months ended March 31,			Percent
	2020	2019	Change	Change
Cost of service revenues	$192,567	$186,775	$5,792	3%
Cost of goods sold	1,231,413	388,074	843,339	217%
Selling, general and administrative	1,039,934	1,053,551	(13,617)	(1)%
Share-based compensation	572,574	1,492,496	(919,922)	(62)%
Professional fees	597,036	540,055	56,981	11%
Depreciation and amortization	31,913	19,404	12,509	64%
	$3,665,437	$3,680,355	$(14,918)	0%

Cost of service revenues typically fluctuates with the changes in revenue for our Operation Consulting Segment.  Cost of goods sold varies with changes in product sales, including an increase in products sold by our Operation Consulting Segment, which have smaller margin. See Segment discussions below for further details.

Selling, general and administrative expense stayed relatively static for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Share-based compensation included the following:

	Three months ended March 31,			Percent
	2020	2019	Change	Change
Employee awards	$342,248	$1,298,845	$(956,597)	(74)%
Consulting awards	71,015	9,777	61,238	626%
Feinsod Agreement	159,311	183,874	(24,563)	(13)%
	$572,574	$1,492,496	$(919,922)	(62)%

Employee awards are issued under our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015, and expense varies primarily due to the number of stock options granted and the share price on the date of grant.  The decrease in expense for the three month ended March 31, 2020 as compared to March 31, 2019 is due to the restructuring we did at the end of 2019 and beginning of 2020.  We decreased our employee count by over 50% resulting in a sharp decrease in employee award expense.  Consulting awards are granted to third parties in lieu of cash for services provided.  The Feinsod Agreement expense represents share-based compensation pursuant to agreements with Michael Feinsod for serving as the Executive Chairman of our Board.

Professional fees consist primarily of accounting and legal expenses and increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to legal and accounting fees spent on acquisitions.

Other Expense

	Three months ended March 31,			Percent
	2020	2019	Change	Change
Amortization of debt discount and equity issuance costs	$66,321	$1,171,556	$(1,105,235)	(94)%
Interest expense	171,048	111,013	60,035	54%
Gain on derivative liability	(1,375,620)	–	(1,375,620)	(100)%
Loss on extinguishment of debt	1,137,428	–	1,137,428	100%
Gain on sale of building	(139,105)	–	(139,105)	(100)%
	$(139,928)	$1,282,569	$(1,422,497)	(111)%

Amortization of debt discount was lower in 2020 compared to 2019, due to the April 2018 debt paid off in the second quarter of 2019.  This was offset slightly by new debt issued in the third and fourth quarters of 2019 and the first quarter of 2020.  Interest expense increased in 2019 due to the new debt entered in the third and fourth quarters of 2019 and the first quarter of 2020.  The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants.  The loss on extinguishment of debt is due to the conversion and extension of the SBI debt and the exchange of the 12% Notes into the 15% Notes.  The gain on the sale of the building is the gain we recognized as a result of the sale of our building in March 2020.

Operations Consulting and Products

	Three months ended March 31,			Percent
	2020	2019	Change	Change
Revenues	$1,647,459	$780,101	$867,358	111%
Costs and expenses	(1,616,487)	(677,381)	(939,106)	139%
	$30,972	$102,720	$(71,748)	70%

Increased revenues in 2020 are primarily related to increased product sales and license application fees, offset by a decrease in recurring consulting fees. Costs and expenses increased in 2020 due to increased product sales, offset by a reduction in employee costs.

Investments

	Three months ended March 31,			Percent
	2020	2019	Change	Change
Revenues	$16,729	$14,821	$1,908	13%
Costs and expenses	–	(40,075)	40,075	(100)%
	$16,729	$(25,254)	$41,983	(166)%

The slight increase in revenues in 2020 is related to a full quarter of interest revenue in 2020 as compared to 2019.  All revenue is from interest and loan origination fees related to these new notes.  The expense in 2019 was legal fees incurred for the new notes receivable agreements.

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

In May and June 2020, we received $2,185,000 in cash by issuing 5,485,814 shares of our common stock and 4,114,360 warrants to purchase common stock.

During January through March of 2020, we received $525,000 in cash in a private placement with certain accredited investors pursuant to the 15% Notes.

Sources and uses of cash

We had cash of $775,289 and $224,994, respectively, as of March 31, 2020 and December 31, 2019.  Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(1,482,828)	$(1,723,717)
Net cash provided by (used in) investing activities	1,418,123	(645,209)
Net cash provided by financing activities	$615,000	$–

Net cash used in operating activities decreased in 2020 by $240,889 compared to 2019, primarily due to a reduction of cash-based expenses, such as salaries for reduced personnel.

Net cash provided by investing activities in 2020 relates primarily to the sale of our building in March 2020.  2019 related primarily to issuing notes receivable, along with purchasing fixed assets.

Net cash provided by financing activities in 2020 is in relation to exercises of warrants and new debt, offset by debt payments.

Capital Resources

We have no material commitments for capital expenditures as of March 31, 2020.  Part of our growth strategy, however, is to acquire businesses.  We would fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure.

	Three months ended March 31,
	2020	2019
Net loss	$(2,014,179)	$(4,513,695)
Adjustment for loss from discontinued operations	152,858	345,693
Loss from continuing operations attributable to common stockholders	(1,861,321)	(4,168,002)
Adjustments:
Acquisition-related expense	308,196	–
Share-based expense	572,574	1,492,496
Depreciation and amortization	31,913	19,404
Amortization of debt discount	66,321	1,171,556
Interest expense	171,048	111,013
Loss on extinguishment of debt	1,137,428	–
Gain on sale of building	(139,105)	–
Gain on warrant derivative liability	(1,375,620)	–
Total adjustments	722,755	2,794,469
Adjusted EBITDA	$(1,088,566)	$(1,373,533)

Per share:
Net loss – Basic and Diluted	$(0.05)	$(0.12)
Adjusted EBITDA – Basic and Diluted	(0.03)	(0.04)

Weighted-average shares outstanding:
Net loss – Basic and Diluted	39,694,890	36,222,752
Adjusted EBITDA – Basic and Diluted	39,497,480	36,222,752

Off-balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, and Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, our disclosure controls and procedures were not effective as of March 31, 2020 because of a material weakness in our internal control over financial reporting as more fully described in Part II - Item 9A of the Annual Report on Form 10-K/A for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

Management recognizes the Company’s operations and business have been disrupted to an unprecedented degree due to the conditions surrounding the COVID-19 pandemic spreading throughout the United States. These disruptions have resulted in limited access to the Company’s facilities and have interfered with management’s ability to work with its independent accountants, professional advisors and support staff in order to complete the Company’s financial statements and related disclosures. Management is also making necessary changes to the Company’s internal control environment and policies and procedures to improve the overall effectiveness of the Company’s internal control in light of the disruptions caused by the ongoing COVID-19 pandemic.

Remediation Plan

Management has developed a remediation plan to address the material weakness. Implementation of the remediation plan consists of redesigning existing quarterly control procedures to enhance management’s accounting for any derivative or convertible securities issued by the Company. Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

ITEM 1A.  RISK FACTORS

Except as described below, as of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The Company’s business, results of operations and financial condition may be adversely affected by pandemic infectious diseases, particularly the recent novel coronavirus strain known as COVID-19.

Pandemic infectious diseases, such as the current COVID-19 strain, may adversely impact the Company’s business, consolidated results of operations and financial condition. The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which COVID-19 impacts the Company’s business, operations and financial results will depend on numerous evolving factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on the Company’s customers and customer demand for the Company’s services, products and solutions; the Company’s ability to sell and provide its services and solutions, including as a result of travel restrictions and people working from home; the ability of the Company’s customers to pay for the Company’s services and solutions; and any closures of the Company’s offices and the offices and facilities of the Company’s customers. COVID-19, as well as measures taken by governmental authorities to limit the spread of this virus, may interfere with the ability of the Company’s employees, suppliers, and other business providers to carry out their assigned tasks or supply materials or services at ordinary levels of performance relative to the requirements of the Company’s business, which may cause the Company to materially curtail certain of its business operations. Any of these events could materially adversely affect the Company’s business, financial condition, results of operations and/or stock price.

The loss of one of our largest customers, or a significant reduction in the revenue we generate from these customers, could materially adversely affect our revenue, profitability and results of operations.

Revenue from our largest customers have historically accounted for a significant amount of our business.  For instance, during the first quarter of 2020, 73% of NBC’s revenue was with three customers, which comprised approximately 72% of our total consolidated revenue for such quarter. During the first quarter of 2020, approximately 19% of our revenue was derived from the delivery of services, for which we have contracts, and approximately 80% was derived from the sale of products. Generally, our agreements with our customers for services allow them to terminate service with a limited notification period, while product sales agreements do not include any minimum or continuing obligations to purchase our products.  We cannot assure you that our largest customers will not terminate services or cease purchasing our products in favor of other service and/or product providers, significantly reduce orders, or seek price reductions in the future.  Any such event could have a material adverse effect on our revenue, profitability and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits	Description
10.1	Deed of Trust Note between 6565 E Evans Ave LLC and W Financial REIT, Ltd., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 14, 2020
10.2

Form of Unsecured Promissory Note, dated February 21, 2020, issued by the Company to certain investors, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2020

10.3

Form of 2020 A Warrant, 2020 B Warrant and 2020 C Warrant, dated February 21, 2020, issued by the Company to certain investors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 24, 2020

10.4

Exchange Agreement between the Company and SBI Investments LLC, 2014-1, dated as of February 18, 2020, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 24, 2020

10.5

Convertible Promissory Note, dated February 18, 2020, issued by the Company to SBI Investors LLC, 2014-1, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 24, 2020

10.6

Subscription Agreement entered into as of May 31, 2020 by the Company, Hershey Strategic Capital, LP and Shore Ventures III, LP, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2020

10.7	Form of Warrant, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 1, 2020
10.8**	Consultant Agreement, dated June 3, 2020, by and between the Company and Adam Hersey
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORP

Date: July 6, 2020	/s/ Steve Gutterman
Steve Gutterman, Chief Executive Officer
Principal Executive Officer

/s/ Jessica Bast
Jessica Bast, Principal Financial and Accounting Officer