Form 10-Q
period 2020-06-30
GENERAL CANNABIS CORP
filed 2020-08-20
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number:   000-54457

GENERAL CANNABIS CORP

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

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

As of August 18, 2020, there were 58,720,574 issued and outstanding shares of the Company’s common stock.

GENERAL CANNABIS CORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,170,539	$122,390
Accounts receivable, net	349,511	85,204
Note receivable, net – current portion	348,306	375,000
Prepaid expenses and other current assets	472,029	546,970
Inventory	152,469	--
Assets of discontinued operations – current portion	48,021	422,671
Total current assets	2,540,875	1,552,235

Note receivable, net	--	93,333
Right-of-use asset	2,697,802	--
Property and equipment, net	340,664	1,507,327
Investment	250,000	250,000
Intangible assets, net	23,625	--
Goodwill	2,561,744	--
Assets of discontinued operations	--	99,109
Total Assets	$8,414,710	$3,502,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,176,274	$1,221,195
Interest payable	95,912	93,375
Income tax payable	40,535	--
Customer deposits	339,781	562,803
Lease liability - current	362,700	--
Accrued stock payable	2,245,900	80,657
Notes payable, net of discount	1,577,525	2,269,977
Related party note payable, net of discount	--	60,374
Warrant derivative liability	2,345,736	4,620,593
Liabilities of discontinued operations	101,188	357,242
Stock put liability	958,114	--
Total current liabilities	9,243,665	9,266,216

Lease liability – long-term	2,340,430	--
Notes payable – long-term	500,000	--
Related party note payable – long-term	100,000	--
Total liabilities	12,184,095	9,266,216

Stockholders’ (Deficit) Equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019	--	--
Common Stock, $0.001 par value; 100,000,000 shares authorized; 51,188,564 and 39,497,480 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	51,189	39,498
Additional paid-in capital	67,406,256	61,468,034
Accumulated deficit	(71,226,830)	(67,271,744)
Total Stockholders’ (Deficit) Equity	(3,769,385)	(5,764,212)

Total Liabilities and Stockholders’ Equity	$8,414,710	$3,502,004

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
REVENUES
Service	$54,364	$366,520	$362,750	$614,303
Cultivation sales	509,175	--	509,175	--
Interest income	45,369	27,775	62,098	42,596
Product sales	1,127,417	426,122	2,466,490	958,440
Total revenues	1,736,325	820,417	3,400,513	1,615,339

COSTS AND EXPENSES
Cost of service revenues	133,864	209,860	326,431	396,635
Cost of goods sold	1,177,840	432,385	2,409,253	820,459
Selling, general and administrative	1,126,688	1,005,921	2,166,622	2,059,472
Share-based expense	434,365	752,467	1,006,939	2,244,963
Professional fees	514,661	431,440	1,111,697	971,495
Depreciation and amortization	24,957	29,139	56,870	48,543
Total costs and expenses	3,412,375	2,861,212	7,077,812	6,541,567

OPERATING LOSS	(1,676,050)	(2,040,795)	(3,677,299)	(4,926,228)

OTHER (INCOME) EXPENSE
Amortization of debt discount and equity issuance costs	72,516	722,219	138,837	1,893,775
Interest expense, net	103,672	87,074	274,720	198,087
Debt extinguishment	48,908	--	1,186,336	--
Gain (loss) on warrant derivative liability	4,541	(401,862)	(1,371,079)	(401,862)
Gain on sale of building	(82)	--	(139,187)	--
Total other expense, net	229,555	407,431	89,627	1,690,000

NET LOSS FROM CONTINUING OPERATIONS	$(1,905,605)	$(2,448,226)	$(3,766,926)	$(6,616,228)
Gain (loss) from discontinued operations	5,233	(446,576)	(147,625)	(792,269)

NET LOSS BEFORE INCOME TAXES	$(1,900,372)	$(2,894,802)	$(3,914,551)	$(7,408,497)

Income taxes	40,535	--	40,535	--

NET LOSS	(1,940,907)	(2,894,802)	(3,955,086)	(7,408,497)

Deemed dividend	(98,000)	(1,192,000)	(98,000)	(1,192,000)

NET LOSS ATTRIBUTABLE TO STOCKHOLDERS	(2,038,907)	(4,086,802)	(4,053,086)	(8,600,497)

PER SHARE DATA – Basic and diluted
Net loss from continuing operations per share	$(0.04)	$(0.07)	$(0.09)	$(0.18)
Net loss from discontinued operations per share	0.00	(0.01)	(0.00)	(0.02)
Net loss per common share	(0.04)	(0.11)	(0.09)	(0.23)
Weighted average number of common shares outstanding	46,013,634	37,265,530	42,841,140	36,744,141

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(3,955,086)	$(7,408,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	138,837	1,893,775
Depreciation and amortization expense	65,409	99,283
Amortization of loan origination fees	(4,973)	(7,744)
Noncash lease expense	50,328	--
Bad debt expense	128,491	103,262
Gain on warrant derivative liability	(1,371,079)	(401,862)
Loss on extinguishment of debt	1,186,336	--
Gain on sale of building	(139,187)	--
Loss on disposal of assets	5,183	--
Share-based payments	1,006,939	2,244,963
Changes in operating assets and liabilities:
Accounts receivable	(344)	(37,969)
Prepaid expenses and other assets	107,115	64,029
Inventory	32,792	(28,501)
Income taxes	40,535	--
Accounts payable and other current liabilities	(414,877)	345,275
Operating lease liabilities	(45,000)	--
Net cash used in operating activities:	(3,168,581)	(3,133,986)

INVESTING ACTIVITIES
Purchase of property and equipment	(79,427)	(243,256)
Proceeds on sale of building	1,421,134	--
Lending on notes receivable	--	(705,000)
Net cash provided by (used in) investing activities	1,341,707	(948,256)

FINANCING ACTIVITIES
Net proceeds from the sale of common stock and warrants	--	2,604,355
Proceeds from the sale of common stock and warrants – Accrued stock payable	2,185,000	--
Proceeds from exercise of warrants	90,000	--
Proceeds from exercise of stock options	--	56,625
Proceeds from notes payable	1,500,000	--
Payments on notes payable	(975,000)	(5,743,000)
Net cash provided by (used in) financing activities	2,800,000	(3,082,020)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	973,126	(7,164,262)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	224,994	7,957,169
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,198,120	$792,907

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$273,167	$206,765

NON-CASH TRANSACTIONS

Deemed dividend from 8.5% Warrants repricing	$98,000	$1,192,000
Operating lease right-of-use asset / Operating lease liability	2,721,069	154,200
15% Warrants recorded as a debt discount and additional paid-in capital	167,163	--
15% Warrants recorded as a loss on extinguishment of debt and additional paid in capital	668,336	--
Debt converted to equity	957,056	--
Beneficial conversion feature	233,500	--
Cashless exercise	903,779	--
Issuance of common stock to an employee	100,000	--
Stock issued in connection with SevenFive Farm acquisition	2,861,495	--

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
April 1, 2020	40,281,881	$40,282	$63,550,821	$(69,285,923)	$(5,694,820)

Common stock issued for acquisition of SevenFive Farm	8,859,117	8,859	1,894,522	--	1,903,381
Common stock issued upon conversion of debt	1,674,226	1,674	705,382	--	707,056
Stock options granted to employees and consultants	--	--	434,367	--	434,367
Cashless exercise of warrants	373,340	374	821,164	--	821,538
Net loss	--	--	--	(1,940,907)	(1,940,907)
June 30, 2020	51,188,564	$51,189	$67,406,256	$(71,226,830)	$(3,769,385)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
April 1, 2019	36,222,752	$36,223	$57,774,054	$(56,301,642)	$1,508,635

Sale of common stock, net of issuance costs	3,000,000	3,000	503,614	--	506,614
Common stock issued for property and equipment	5,000	5	7,995	--	8,000
Common stock issued upon exercise of stock options	75,000	75	56,550	--	56,625
Stock options granted to employees and consultants	--	--	719,300	--	719,300
Net loss	--	--	--	(2,894,802)	(2,894,802)
June 30, 2019	39,302,752	$39,303	$59,061,513	$(59,196,444)	$(95,628)

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2020	39,497,480	$39,498	$61,468,034	$(67,271,744)	$(5,764,212)

Sale of common stock, net of issuance costs	42,735	43	99,957	--	100,000
Common stock issued upon conversion of debt	2,215,892	2,215	954,841	--	957,056
Common stock issued for acquisition of SevenFive Farm	8,859,117	8,859	1,894,522	--	1,903,381
Stock options granted to employees and consultants	--	--	926,698	--	926,698
Beneficial conversion feature	--	--	233,500	--	233,500
Warrants exercised	200,000	200	172,041	--	172,241
Warrants issued with the 15% Notes	--	--	835,499	--	835,499
Cashless exercise of warrants	373,340	374	821,164	--	821,538
Net loss	--	--	--	(3,955,086)	(3,955,086)
June 30, 2020	51,188,564	$51,189	$67,406,256	$(71,226,830)	$(3,769,385)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2019	36,222,752	$36,223	$56,303,061	$(51,787,947)	$4,551,337

Sale of common stock, net of issuance costs	3,000,000	3,000	503,614	--	506,614
Common stock issued for property and equipment	5,000	5	7,995	--	8,000
Common stock issued upon exercise of stock options	75,000	75	56,550	--	56,625
Stock options granted to employees and consultants	--	--	2,190,293	--	2,190,293
Net loss	--	--	--	(7,408,497)	(7,408,497)
June 30, 2019	39,302,752	$39,303	$59,061,513	$(59,196,444)	$(95,628)

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.   NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corp, a Colorado Corporation (the “Company,” “we,” “us,” “our,” or “GCC”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry. We currently trade on the OTCQB® Venture Market. As of June 30, 2020, our operations are segregated into the following three segments:

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations. During the 6 months ended June 30, 2020 and 2019, 75% and 76% of NBC’s revenue was with four and three customers, respectively.

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

Cultivation (“Cultivation Segment”)

Through our new acquisition of SevenFive Farm (“SevenFive”), we operate a licensed indoor cultivation facility. We believe our production capability is sufficient to meet the diverse needs of our recreational consumers in Colorado, from cost-effective, high-yield inputs to sophisticated and dried cannabis flower.

Capital Investments (“Investments Segment”)

As a publicly traded company, we believe that we have access to capital that may not be available to businesses operating in the cannabis industry. Accordingly, we may provide debt or equity capital through investing in businesses using cash or shares of our common stock.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The condensed consolidated balance sheet for the year ended December 31, 2019 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2019 which were included in the annual report on Form 10-K/A filed by the Company on July 7, 2020.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the year ending December 31, 2020, or any other interim or future periods.

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

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for at least the twelve months from the date these condensed consolidated financial statements are issued.  As of June 30, 2020, our cash balance of approximately $1.2 million is not sufficient to absorb our operating losses and repay our notes payable of $2.3 million, of which $1.7 million is short-term.  The warrants associated with this debt, if exercised in cash, would provide sufficient funds to retire the debt; however, there is no guarantee that these warrants will be exercised in cash or at all.  Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful obtaining additional capital and (b) actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern.  While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances that we will be successful in such efforts.  Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Related Parties

Related parties are any entities or individuals that, through employment, ownership or other means, possess the ability to direct or cause the direction of the management and policies of the Company. We disclose related party transactions that are outside of normal compensatory agreements, such as salaries or board of director fees. We consider the following individuals / companies to be related parties:

•	Michael Feinsod – Former Board member, resigned July 9, 2020.

•	Infinity Capital, LLC and Infinity Capital West, LLC (together “Infinity Capital”) – Investment management companies that were founded and controlled by Michael Feinsod.

•	Peter Boockvar – Audit committee chairman.

•	Mark Green – Board member.

•	Seth Oster – Board member.

•	Adam Hershey – Board member.

•	Dalton Adventures, LLC – An LLC in which the sole owner is a principal shareholder of the Company.

Summary of Significant Accounting Policies

See our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, for discussion of the Company’s significant accounting policies. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

NOTE 2. BUSINESS ACQUISITION

On May 13, 2020, we received approval of the transaction and transfer of the Dalton Adventures, LLC (“Seller”) license from the Colorado Marijuana Enforcement Division. On May 25, 2020, we finalized the acquisition, pursuant to which we had acquired the assets of the Seller that constitute the business of SevenFive Farm, a cultivation facility in Boulder, Colorado, whereby we acquired fixed assets, inventory, a cultivation license and the tradename.  The purchase price paid by us to the Seller was 8,859,117 shares of common stock. The shares issued have not been registered and are restricted shares under applicable U.S. federal and state securities laws and their resale may be made only pursuant to registration under the Securities Act or an available exemption from registration. Accordingly, a downward adjustment of 15% is applied to the fair value of consideration due to a lack of marketability. The closing price of General Cannabis’ common stock on May 13th, 2020, the date of license transfer, was $0.38 per share, as such, fair value of consideration is $2,861,495. Dalton Adventures, LLC may require us to repurchase in cash 25% of the shares issued to the owner of Dalton Adventures, LLC for a period up to one year or May 25, 2021, at a repurchase price equal to the same volume weighted average price (“VWAP”) used to determine the number of shares issued to the owner of Dalton Adventures, LLC at closing. In accordance with the agreement, we would be required to repurchase 2,214,779 shares at a price of $0.43 per share. The Company has recorded a stock put liability for the possibility of the buyback of these shares in the amount of $958,114.

We have not completed the allocation of the purchase price.  As of June 30, 2020, the condensed consolidated balance sheet includes a preliminary allocation of fixed assets, inventory, intangible assets and goodwill. Management anticipates completing the purchase price allocation as soon as possible, but no later than one year from the acquisition date.

The preliminary purchase price allocation is as follows:

Inventory	$185,261
Fixed assets	89,490
Cultivation license	20,000
Tradename	5,000
Goodwill	2,561,744
$2,861,495

The accompanying consolidated financial statements include the results of SevenFive from the date of acquisition for financial reporting purposes, May 13, 2020. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2019, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total revenues	$2,042,510	$2,287,855	$4,354,741	$2,762,626
Net loss attributable to common stockholders	(1,993,049)	(3,075,464)	(3,807,368)	(8,263,064)
Net loss per common share:	(0.04)	(0.07)	(0.09)	(0.18)
Basic and diluted	46,013,634	46,124,647	42,841,140	45,603,258

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2019, or to project potential operating results as of any future date or for any future periods.

NOTE 3. DISCONTINUED OPERATIONS

Security Segment

On December 26, 2019, our board of directors and management made the strategic decision to investigate a possible buyer for the Security Segment and if no buyer could be found, cease operations of the security segment. We transferred all our Colorado security contracts and employees to a company on January 16, 2020, in exchange for which we will receive $1.00 per man hour worked on existing contracts for a period of one year. On February 6, 2020 we cancelled all our security contracts in California. The assets and liabilities classified as held for sale for the security segment are presented separately in the balance sheet as of June 30, 2020 and December 31, 2019 and as discontinued operations as of June 30, 2020 and the operating results for the six months ended June 30, 2020 and 2019, respectively, are presented as discontinued operations.

Assets and liabilities of discontinued operations for the security segment included the following:

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$27,581	$77,380
Accounts receivable, net	20,440	280,058
Prepaid expenses and other current assets	--	17,780
Current assets discontinued operations	$48,021	$375,218

Property and equipment, net	$--	$15,584
Noncurrent assets discontinued operations	$--	$15,584

Accounts payable and accrued expenses	$958	$88,309
Customer deposits	--	60,940
Current liabilities discontinued operations	$958	$149,249

A breakdown of the discontinued operations is presented as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service revenues	$--	$507,556	$119,891	$1,072,148

Cost of service revenues	--	379,900	88,599	829,837
Selling, general and administrative	(1,654)	189,704	146,107	396,671
Depreciation and amortization	--	21,944	2,174	43,576
Professional fees	--	1,804	--	1,804
Total costs and expenses	(1,654)	593,352	236,880	1,271,888

OPERATING INCOME (LOSS)	1,654	(85,796)	(116,989)	(199,740)

Interest expense, net	--	984	984	1,454

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$1,654	$(86,780)	$(117,973)	$(201,194)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table provides selected information on cash flows related to discontinued operations for the three and six months ended June 30, 2020 and 2019, respectively.

	Six months ended June 30,
	2020	2019
Receivables	$259,618	$104,691
Prepaids and other	17,780	(3,101)
Depreciation and amortization	2,174	4,413
Capital expenditures	--	(1,331)
Accounts payable and accrued expenses	(87,351)	(53,036)
Customer deposits	(60,940)	(43,036)

Consumer Goods Segment

On December 26, 2019, our board of directors and management made the strategic move to cease operations of Chiefton. On December 26, 2019, our board of directors committed to a plan to cease operations of STOA Wellness. We transferred all assets of STOA Wellness to an individual on January 10, 2020, in exchange for the release on the outstanding lease of the STOA retail front. The assets and liabilities classified as discontinued operations for the consumer goods segment are presented separately in the balance sheet as of June 30, 2020 and December 31, 2019 and the operating results for the three and six months ended June 30, 2020 and 2019, respectively, are presented as discontinued operations.

Assets and liabilities of discontinued operations included the following:

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$--	$25,223
Accounts receivable, net	--	7,836
Prepaid expenses and other current assets	--	14,394
Current assets discontinued operations	$--	$47,453

Right to use asset	$--	$83,525
Noncurrent assets discontinued operations	$--	$83,525

Accounts payable and accrued expenses	$100,230	$124,468
Operating lease liability – current portion	--	83,525
Current liabilities discontinued operations	$100,230	$207,993

A breakdown of the discontinued operations is presented as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Product Revenues	$--	$28,892	$33	$58,667

Cost of service revenues	--	35,717	--	59,739
Cost of goods sold	--	35,387	--	59,296
Selling, general and administrative	(3,579)	262,765	29,685	438,883
Professional fees	--	49,554	--	84,660
Depreciation and amortization	--	5,265	--	7,164
Total costs and expenses	(3,579)	388,688	29,685	649,742

OPERATING INCOME (LOSS)	(3,579)	359,796	29,652	591,075

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(3,579)	$359,796	$29,652	$591,075

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table provides selected information on cash flows related to discontinued operations for the three and six months ended June 30, 2020 and 2019.

	Six months ended June 30,
	2020	2019
Receivables	$7,836	$24,638
Prepaids and other	14,394	(45,478)
Inventory	--	(28,501)
Depreciation and amortization	--	7,164
Capital expenditures	--	(66,937)
Accounts payable and accrued expenses	(24,238)	(51,933)
Customer deposits	--	(23,807)

NOTE 4.   ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS

Our accounts receivable consisted of the following:

	June 30,	December 31,
	2020	2019
Accounts receivable	$464,511	$196,204
Less: Allowance for doubtful accounts	(115,000)	(111,000)
Total	$349,511	$85,204

We record bad debt expense when we conclude the credit risk of a customer indicates the amount due under the contract is not collectible. We recorded bad debt expense of $2,000 and $71,262, respectively, during the three months ended June 30, 2020 and 2019 and $53,571 and $103,182, respectively, during the six months ended June 30, 2020 and 2019.

Our deferred revenue and customer deposit liability had the following activity:

Amount
January 1, 2020	$562,803
Additional deposits received	2,442,129
Less: Deposits recognized as revenue	(2,584,551)
Less: Refunds to customers	(80,600)
June 30, 2020	$339,781

NOTE 5. INVENTORY

As of June 30, 2020, and December 31, 2019, the Company had $152,469 and $0, respectively, of total inventory. Approximately $142,469 represents work-in-process and $10,000 represents raw materials. The Company records inventory at the lower of net realizable value or cost which is determined by the FIFO inventory valuation method. As of June 30, 2020, the Company did not recognize any impairment for obsolescence within its inventory.

NOTE 6. NOTES RECEIVABLE

As of June 30, 2020, our notes receivable consisted of the following:

CCR Note	$375,000
BB Note	100,000
Total principal	475,000
Allowance for doubtful accounts	(125,000)
Unamortized loan origination fee	(1,694)
348,306
Less: Current portion	(348,306)
Long-term portion	$--

In March 2019, we agreed to loan an aggregate of up to $375,000 to Consolidated C.R., LLC (“CCR”) pursuant to the terms of a convertible promissory note (“CCR Note”), bearing interest at 12% per annum, collateralized by substantially all of the assets of CCR and subject to a maturity date of September 2020. As of May 30, 2019, we had loaned the entire available amount of $375,000 to CCR pursuant to the CCR Note. CCR is a vertically integrated medical cannabis company located in San Juan, Puerto Rico. As of June 30, 2020, the outstanding amount of the loan was $375,000. The CCR Note included a loan origination fee of $15,000, which is being recognized as interest income over the term of the agreement. As of June 30, 2020, this loan is in default. A notice of default was sent to the borrower in April 2020. As we have a first priority security interest in substantially all of the assets of CCR, and since the CCR Note is in default we have recognized an allowance in the amount of $125,000 for the quarter ended June 30, 2020.

On January 3, 2019, we loaned $100,000 to Beacher Brewing, LLC (“BB”) pursuant to the terms of a promissory note (“BB Note”), bearing interest at 11% per annum and an initial maturity date of January 3, 2020. Interest is due in advance at the beginning of each quarter. On December 13, 2019, we agreed to extend the final maturity date of the BB Note to January 3, 2021.

NOTE 7. OPERATING LEASE RIGHT-OF-USE ASSET / OPERATING LEASE LIABILITY

On May 13, 2020, we entered into a commercial real estate lease with a related party (see Note 13) for 17,000 square feet of greenhouse space in Boulder, CO, with an initial term of five years and, at our option, two additional terms of five years each. Rent is $30,000 per month with 1.5% annual escalations, as well as our portion of real estate taxes. We determined the present value of the future lease payments using a discount rate of 12% over a 15 year term, our incremental borrowing rate based on outstanding debt, resulting in an initial right-of-use asset and lease liability of $2,721,069 which are being applied ratably over the term of the lease. As of June 30, 2020, the balance of the right-of-use asset and lease liability was $2,697,802 and $2,703,130, respectively. Future remaining minimum lease payments were as follows:

Year ending December 31,	Amount
2020	$180,000
2021	365,400
2022	370,881
2023	376,444
2024	382,091
Thereafter	4,319,535
Total	5,994,351
Less: Present value adjustment	(3,291,221)
Operating lease liability	$2,703,130

NOTE 8. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

	Amount	Number of Shares
December 31, 2019	$80,657	34,469
Employee stock award -- accrual	19,343	--
Consultant stock award	60,900	100,000
Investor stock award – accrual	2,185,000	5,485,814
Stock issued	(100,000)	(34,469)
June 30, 2020	$2,245,900	5,585,814

On February 18, 2020 we granted a consultant 100,000 fully vested shares for consulting services.  Based on a stock price of $0.61 on the date of grant, the consultant will receive $60,900 worth of our common stock.   As of June 30, 2020, none of the stock had been issued.

On May 29, 2020, we entered into a subscription agreement with Hershey Strategic Capital, LP and Shore Ventures III, LP (collectively, the “Investor”) with respect to the sale of shares of common stock. The first closing occurred on May 29, 2020, in which 2,008,536 shares of common stock were granted. On June 3, 2020, the second closing occurred in which we granted 3,477,278 shares of common stock. As of June 30, 2020, none of the stock had been issued. We issued the stock in July 2020. We have included this accrued stock in our earnings per share calculations in the condensed consolidated statement of operations. See Note 12 for further details of the stock transaction.

NOTE 9. NOTES PAYABLE

Our notes payable consisted of the following:

	June 30,	December 31,
	2020	2019
2019 12% Notes	$--	$1,506,000
SBI Note	--	750,000
15% Notes	2,231,000	200,000
Related party note payable	100,000	100,000
Unamortized debt discount	(153,475)	(225,649)
	2,177,525	2,330,351
Less: Current portion	(1,577,525)	(2,330,351)
Long-term portion	$600,000	$--

SBI Debt

In July 2019, we completed a $855,000 private placement pursuant to a promissory note (“SBI Note”) with SBI Investments LLC, 2014-1 (“SBI”), bearing interest at 10% with principal due on October 18, 2019.  On October 18, 2019, SBI agreed to an extension of the maturity date of the SBI Note to November 1, 2019. On November 1, 2019, SBI agreed to another extension of the maturity date to November 15, 2019.  On November 15, 2019, SBI agreed to another extension of the maturity date to November 29, 2019 with an increase in principal amount of the note from $855,000 to $905,000.  On November 27, 2019, SBI agreed to an extension of the maturity date to December 13, 2019.  On December 13, 2019, SBI agreed to extend the maturity date to December 20, 2019.  On December 30, 2019, SBI agreed to extend the maturity date of the note to January 31, 2020, upon the payment of $195,911, of which $40,911 was for accrued interest and $155,000 towards the outstanding principal of the SBI Note.

On February 18, 2020, we entered into a promissory note exchange agreement with SBI pursuant to which the original SBI Note was exchanged for a new convertible promissory note (the “Convertible Note”).  The Convertible Note has a principal amount of $934,000, an interest rate of 10% per annum and a maturity date of February 18, 2021.  The Convertible Note may be converted at the option of SBI into shares of common stock at a conversion price equal to 80% of the Market Price; provided that the conversion price shall in no event be less than $0.45 per share. If at any time, the borrower issues or sells any shares of common stock for a consideration per share less than the conversion price in effect on the date of such issuance, the holder shall have the right to utilize the price per share of the dilutive issuance as the conversion price for such conversion. On May 29, 2020, we issued shares at $0.40 per share, and as such, the conversion price was decreased to a floor of $0.40 per share.  The exchange of the SBI Note for the Convertible Note is treated as a debt extinguishment.  The additional $184,000 of principal was treated as a debt extinguishment and included in our condensed consolidated statement of operations.  We determined that the Convertible Note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features”.  The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price of $0.49 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.61, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $233,500 as additional paid in capital and as a debt extinguishment and included in our condensed consolidated statement of operations. During the six months ended June 30, 2020, SBI converted $934,000 aggregate principal amount of the Convertible Note and approximately $23,000 of accrued interest into 2,215,892 shares of our common stock.

15% Notes

In December 2019, we completed a private placement with certain accredited investors pursuant to an unsecured promissory note (the “15% Notes”) with an aggregate principal amount of $300,000.  In February and March 2020, we completed private placements with certain accredited investors, including holders of $1,506,000 aggregate principal amount of our 2019 12% Notes (as defined below), of 15% Notes with an aggregate principal amount of $2,031,000 in exchange for $525,000 of new funding and the cancellation of $1,506,000 aggregate principal amount of the 2019 12% Notes.  The 15% Notes have an annual interest rate of 15% and mature on January 31, 2021.  The 15% Notes provide that they shall be repaid in full out of the proceeds of any new debt or equity capital raise with net proceeds of more than $5,000,000.  In connection with the issuance of the 15% Notes, each holder of 15% Notes received three warrants (i.e., a 2020 A Warrant, a 2020 B Warrant and a 2020 C Warrant) to acquire shares of common stock at an exercise price equal to $0.45 per share, with the number of shares subject to each warrant equal to one share for each $1.00 of principal amount of 15% Notes issued to the noteholder.  The 2020 A Warrants have an expiration date of December 31, 2020, the 2020 B Warrants have an expiration date of December 31, 2021, and the 2020 C Warrants have an expiration date of December 31, 2022 (collectively, the “15% Warrants”).  By way of example, if an investor was issued a 15% Note with a principal amount of $250,000, such noteholder would receive a 2020 A Warrant to purchase 250,000 shares of common stock, a 2020 B Warrant to purchase 250,000 shares of common stock and a 2020 C Warrant to purchase 250,000 shares of common stock.  Accordingly, as of June 30, 2020, the Company has issued 15% Warrants to purchase a total of 6,993,000 shares of common stock to the holders of 15% Notes. The exercise price of these warrants is subject to adjustment as a result of certain future equity issuances of securities by the Company at a price below the then-effective exercise price of the 15% Warrants. As a result of such subsequent issuances of securities by the Company during the second quarter of 2020, the exercise price of the 15% Warrants had decreased to $0.40 per share, resulting in a $98,000 deemed dividend as of June 30, 2020.

We received $300,000 of cash in December 2019 and an additional $525,000 of cash during January 2020 through March 2020 for issuing the 15% Notes.  The relative fair value of the new funding on the 15% Warrants was recorded as a debt discount and additional paid-in capital of $333,056.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $668,335.  For the three months ended June 30, 2020, amortization of debt discount expense was $72,516, from the 15% Notes. For the six months ended June 30, 2020, amortization of debt discount expense was $138,837, from the 15% notes. The 15% Notes are otherwise treated as conventional debt.

In May 2020, three of the note holders agreed to extend the terms of their notes to a new maturity date of January 31, 2022. The amount of these notes totaled $600,000. The extension of the note terms resulted in a debt extinguishment of the remaining note discount in the amount of $48,908. In addition, if the majority of the note holders extend the maturity date to January 31, 2022, then the expiration dates for the note holders warrants will each be extended by one year. If the majority of the note holders do not extend, the expiration date for the warrants for the note holders that did extend will be changed to December 31, 2023. Further, the subscription agreement between the Company and Hershey Strategic Capital, LP and Shore Ventures III, LP (the “Investor”) provides that the Company shall, during the 90-day period ending September 1, 2020 endeavor to cause the existing holders of such promissory notes to extend the maturity date of such notes to a date that is not earlier than January 31, 2022.  If, at the end of such 90-day period, all of the existing notes have not been amended to extend the maturity dates thereof, then, in the absence of a waiver from the Investor to the contrary, the Company shall issue to the Investor additional warrants to purchase shares of common stock. See Note 12, “2020 Capital Raise”.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 15% Warrants were:

Current stock price	$ 0.45 - 0.67
Exercise price	$0.45
Risk-free interest rate	0.68 - 1.62%
Expected dividend yield	--
Expected term (in years)	0.84 – 3.06
Expected volatility	112 - 119%

NOTE 10. WARRANT DERIVATIVE LIABILITY

On May 31, 2019 we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants (“2019 Warrants”) to purchase shares of our common stock (together “2019 Units”) in a registered direct offering for $1.00 per 2019 Unit (combined the “2019 Capital Raise”).  The 2019 Warrants, issued with the 2019 Capital Raise, are accounted for as a derivative liability.  The 2019 Warrant agreements contain a cash settlement provision whereby the holders could settle the warrants for cash based on the Black-Scholes value, upon certain fundamental transactions, as defined in the 2019 Warrant agreement, that are considered outside of the control of management, such as a change of control. The original exercise price of the 2019 Warrants was $1.30 per share. The 2019 Warrants contain certain anti-dilution adjustment provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants. As a result of such subsequent issuances of securities by the Company during 2019, the exercise price of the 2019 Warrants had decreased to $0.45 per share and the number of shares subject to the 2019 Warrants had increased to 8,666,666 shares of common stock as of December 31, 2019. In May 2020, we issued securities at a price lower than the $0.45 per share above. As a result, the exercise price of the 2019 Warrants decreased to $0.40 per share and the number of shares subject to the 2019 Warrants increased to 9,591,614 shares of common stock.

In February 2020, one of the warrant holders exercised 200,000 warrants. We received $90,000 in cash for the exercise and booked an adjustment to the derivative liability of $82,241 as a result of the transaction. During the three months ended June 30, 2020, one of the warrants holders exercised 2,137,726 warrants into 373,340 shares of our common stock through cashless exercises. We booked an adjustment to the derivative liability of $821,538 as a result. As of June 30, 2020, there were 7,453,888 of these warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants:

	May 31,	June 30,
	2019	2020
Number of shares underlying the warrants	3,000,000	7,453,888
Fair market value of stock	$0.95	$0.40
Exercise price	$1.30	$0.40
Volatility	133%	110%
Risk-free interest rate	1.93%	0.29%
Warrant life (years)	5.00	3.92

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Beginning balance	$3,162,733	$--	$4,620,593	$--
Recognition of warrant derivative liability on May 31, 2019	--	2,416,422	--	2,416,422
Warrant exercise	(821,538)	--	(903,779)	--
Change in fair value of warrants derivative liability	4,541	(401,862)	(1,371,078)	(401,862)
Ending balance	$2,345,736	$2,014,560	$2,345,736	$2,014,560

NOTE 11.   COMMITMENTS AND CONTINGENCIES

Legal

Michael Feinsod recently resigned as our Executive Chairman, claiming that his resignation was for “Good Reason” under the terms of his employment agreement.  If it is ultimately determined that his resignation was, in fact, for “Good Reason”, rather than a voluntary act absent “Good Reason”, it could enable certain potential claims for entitlements under his employment agreement, as well as for the vesting of his unvested options and/or for the extension of the term within which he can exercise his options in the future. Having reviewed the matter, however, we do not believe that Mr. Feinsod’s resignation was for “Good Reason”. Accordingly, we believe that Mr. Feinsod’s resignation was voluntary, and that any such potential claims, if asserted, would be without foundation. Although the outcome of legal proceedings is subject to uncertainty, the Company will vigorously defend any future claims made by Mr. Feinsod alleging a “Good Reason” resignation.

On August 18, 2020, two investors of certain promissory notes and common stock purchase warrants of General Cannabis Corp. (the “Company”), filed a lawsuit against the Company and its current Board of Directors seeking, principally, rescission rights and the associated return of their outstanding investment of $145,000. Based upon our preliminary evaluation of the matter, we have concluded that the Company remains in compliance with the terms of the notes that are not otherwise due until January 2021, and that the lawsuit has no merit. The Company intends to vigorously defend the matter. Nevertheless, due to the early stage of the proceeding, we are unable to express an opinion as to the likely outcome of the matter.

NOTE 12.   STOCKHOLDERS’ EQUITY

2020 Capital Raise

On May 29, 2020, we entered into a subscription agreement with Hershey Strategic Capital, LP and Shore Ventures III, LP (collectively, the “Investor”) with respect to the sale of shares of common stock and warrants to purchase common stock (collectively, the “securities”).  The sales of the securities to the Investor consists of a minimum of $2,185,000 of securities and a maximum of $3,000,000 of securities, as described further below.  The purchase price of the securities at each closing is as follows: (i) the purchase price of each share of common stock is $0.3983 per share, and (ii) for each one dollar invested by the Investor, the Investor receives a warrant to purchase a number of shares of common stock equal to 75% of the number of shares of common stock purchased by the Investor at an exercise price per share equal to $0.5565.  The warrants have a term of five years. The subscription agreement provides for the sale of securities in three closings.  At the first closing, which occurred on May 29, 2020, we sold $800,000 of securities to the Investor, representing 2,008,536 shares of common stock and warrants to purchase 1,506,402 shares of common stock at a purchase price of $0.56 per share.  At the second closing, which occurred on June 3, 2020, we sold to the Investor $1,385,000, representing 3,447,278 shares of common stock and warrants to purchase 2,607,958 shares of common stock for a purchase price of $0.56 per share.  Subsequent to June 30, 2020, the third closing occurred, in which there was a sale of $815,000 of the securities. This represented 2,076,196 shares of common stock and warrants to purchase 1,534,647 shares of common stock for a purchase price of $0.56 per share. The warrants were recorded as equity and equity issuance costs in the amount of $1,738,032. Notwithstanding the foregoing, the subscription agreement provides that the Investor’s investment shall not exceed 20% or more of the common stock (or securities convertible into or exercisable for common stock) or the voting power of the Company on a post-transaction basis.

The subscription agreement also provides the Investor with certain participation rights in future financings of the Company until the one-year anniversary of the second closing.  The subscription agreement further provides that the Company shall, during the 90-day period immediately following the second closing, which ends on September 1, 2020 (the “negotiation period”), endeavor to cause the existing holders of the promissory notes of the Company having an outstanding balance in the amount of approximately $2,331,000 as of June 1, 2020 that are due on or about January 31, 2021, to extend the maturity date of such notes to a date that is not earlier than January 31, 2022. As of June 30, 2020, $600,000 of the $2,331,000 outstanding notes have extended the maturity date.  If, at the end of such 90-day negotiation period, all of the existing notes have not been amended to extend the maturity dates thereof, then the Company shall issue to the Investor additional warrants to purchase shares of common stock.  Any such additional warrants will be for a number of shares of common stock based on the dollar amount of the outstanding balance (as of the first closing) of the existing notes that were not extended, with each one dollar of existing notes that were not extended representing one share subject to such additional warrant.  The exercise price of any such additional warrants will be equal to 100% of the 30-day volume weighted average price of the Company’s common stock on the last day of the negotiation period, provided that such exercise price shall not be lower than $0.45 per share nor higher than $0.56 per share.

2019 Capital Raise

On May 31, 2019 we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants to purchase shares of our common stock in a registered direct offering for $1.00 per 2019 Unit. The 2019 Warrants had an exercise price of $1.30 per share at issuance and are exercisable for five years from the date of issuance. The number of shares issuable pursuant to the warrants granted under the 2019 Warrants, as well as the exercise price of those warrants, is subject to adjustment as a result of certain future equity issuances of securities by the Company at a price below the then-effective exercise price of the 2019 Warrants. As a result of such subsequent issuances of securities by the Company during the fourth quarter of 2019, the exercise price of the 2019 Warrants had decreased to $0.45 per share and the number of shares subject to the 2019 Warrants had increased to 8,666,666 shares of common stock as of December 31, 2019. In May 2020, we issued securities at a price lower than the $0.45 per share above. As a result, the exercise price of the 2019 Warrants decreased to $0.40 per share and the number of shares subject to the 2019 Warrants increased to 9,591,614 shares of common stock. This down round adjustment is recorded through the mark to market adjustment made as of June 30, 2020 and is recorded as a gain/loss on warrant derivative liability on the condensed consolidated statement of operations. As of June 30, 2020, there were 7,453,888 of these warrants outstanding.

We received cash of $2,604,355, which is net of $395,645 of issuance costs. Of the gross proceeds, we recorded $2,416,422 as a warrant derivative liability, as discussed in Note 10.

Share-based compensation

We use the fair value method to account for stock-based compensation. We recorded $434,367 and $752,467 in compensation expense, for the three months ended June 30, 2020 and 2019, respectively, and $926,698 and $2,244,963, for the six months ended June 30, 2020 and 2019, respectively. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. The fair value of these instruments was calculated using the Black-Scholes option pricing method.

The following summarizes Employee Awards activity:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	10,883,780	$1.28
Granted	1,377,020	0.54
Forfeited or expired	(1,820,548)	1.68
Outstanding at June 30, 2020	10,440,252	1.11	5.2	$--
Exercisable at June 30, 2020	7,072,932	$1.41	5.6	$--

As of June 30, 2020, there was approximately $404,262 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of eleven months.

NOTE 13.   RELATED PARTY TRANSACTIONS

On June 3, 2020, the Company entered into a consulting agreement with Adam Hershey, a board member and investor, pursuant to which he would act as a strategic consultant for the Company, including providing assistance with the sourcing and evaluation of M&A deals, strategic capital and strategic partnerships or joint ventures. Mr. Hershey is paid an initial monthly rate of $8,333 for the services, subject to certain adjustments.  We have spent $8,333 for the three and six months ended June 30, 2020. In addition, the subscription agreement between the Company and Hershey Strategic Capital, LP and Shore Ventures III, LP (the “Investor”) provides that the Company shall, during the 90-day period ending September 1, 2020 endeavor to cause the existing holders of the promissory notes of the Company having an outstanding balance in the amount of approximately $2,331,000 as of June 1, 2020 that are due on or about January 31, 2021, to extend the maturity date of such notes to a date that is not earlier than January 31, 2022.  If, at the end of such 90-day period, all of the existing notes have not been amended to extend the maturity dates thereof, then, in the absence of a waiver from the Investor to the contrary, the Company shall issue to the Investor additional warrants to purchase shares of common stock. See Note 12, “2020 Capital Raise”.

We currently have a lease agreement with Dalton Adventures, LLC in which we rent 17,000 square foot of greenhouse space in Boulder, CO for $33,680 a month, of which $30,000 is base rent and $3,680 is in relation to property taxes. The owner of Dalton Adventures, LLC is a principal shareholder of the Company. We have spent approximately $81,000 for the three and six months ended June 30, 2020.

We currently have a note payable to one of our board members in the amount of $100,000. This note is included in the 15% Notes discussed in Note 9. We have paid approximately $4,000 in interest for the three and six months ended June 30, 2020.

NOTE 14.   SEGMENT INFORMATION

Our operations are organized into three segments: Operations Consulting and Products; Cultivation; and Capital Investments. All revenue originates, and all assets are located in the United States. Segment information is presented in accordance with ASC 280, "Segments Reporting." This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with GAAP. The following information is presented net of discontinued operations. For more information regarding discontinued operations see Note 3.

Three months ended June 30

2020	Operations	Cultivation	Investments	Total
Services	$54,364	--	$--	$54,364
Cultivation sales	--	509,175	--	509,175
Interest income	--	--	45,369	45,369
Product	1,127,417	--	--	1,127,417
Total revenues	1,181,781	509,175	45,369	1,736,325
Costs and expenses	(1,304,650)	(456,661)	(125,000)	(1,886,311)
	$(122,869)	$52,514	$(79,631)	$(149,986)
Corporate				(1,796,154)
			Net loss	$(1,946,140)

2019	Operations	Cultivation	Investments	Total
Service	$366,520	$--	$--	$366,520
Interest income	--	--	27,775	27,775
Product	426,122	--	--	426,122
Total revenues	792,642	--	27,775	820,417
Costs and expenses	(859,236)	--	(1,648)	(860,884)
	$(66,594)	$--	$26,127	$(40,467)
Corporate				(2,407,759)
			Net loss	$(2,448,226)

Six months ended June 30

2020	Operations	Cultivation	Investments	Total
Services	$362,750	$--	$--	$362,750
Cultivation sales	--	509,175	--	509,175
Interest income	--	--	62,098	62,098
Product	2,466,490	--	--	2,466,490
Total revenues	2,829,240	509,175	62,098	3,400,513
Costs and expenses	(2,921,137)	(456,661)	(125,000)	(3,502,798)
	$(91,897)	$52,514	$(62,902)	$(102,285)
Corporate				(3,705,176)
			Net loss	$(3,807,461)

2019	Operations	Cultivation	Investments	Total
Service	$614,303	$--	$--	$614,303
Interest income	--	--	42,596	42,596
Product	958,440	--	--	958,440
Total revenues	1,572,743	--	42,596	1,615,339
Costs and expenses	(1,536,617)	--	(41,723)	(1,578,340)
	$36,126	$--	$873	$36,999
Corporate				$(6,653,227)
			Net loss	$(6,616,228)

	June 30,	December 31,
Total assets	2020	2019
Operations	325,949	441,841
Cultivation	2,040,962	--
Investments	442,768	402,988
Corporate	5,557,010	2,135,395
	$8,366,689	$2,980,224

NOTE 15.   SUBSEQUENT EVENTS

On July 9, 2020, Michael Feinsod resigned from our Board of Directors.

On July 13, 2020, Adam Hershey was appointed to our Board of Directors.

On July 28, 2020, the third and final closing in relation to the subscription agreement with the Investor occurred. We sold $815,000 of securities to the Investor, representing 2,046,196 shares of common stock and warrants to purchase 1,534,647 shares of common stock.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year.  This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Condensed Consolidated Financial Statements and related notes and MD&A appearing in our Annual Report on Form 10-K as of and for the year ended December 31, 2019, as amended. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the financial statements and related notes, contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date of this Quarterly Report on Form 10-Q.

When this report uses the words “we,” “us,” “our,” or “GCC” and the “Company,” they refer to General Cannabis Corp (formerly, “Advanced Cannabis Solutions, Inc.”).

COVID-19

The recent outbreak of the novel coronavirus disease (“COVID-19”), was labeled a global pandemic by the World Health Organization in March 2020 and has led to material and adverse impacts on the U.S. and global economies and created widespread uncertainty, including locations where we do business. As of the date of this Quarterly Report on Form 10-Q, we have experienced disruption in our operations as a result of the COVID-19 pandemic and are conducting business with modifications to employee travel and employee work locations, among other modifications. We will continue to actively monitor the development of the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, clients, partners, and stockholders.

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

Our Products, Services and Customers

Through our three reporting segments Operations Consulting and Products; Cultivation and Capital Investments, we provide products, services and capital to the regulated cannabis industry and non-cannabis customers, which include the following:

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations. During the six months ended June 30, 2020 and 2019, 75% and 76% of NBC’s revenue was with four and three customers, respectively.

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

Cultivation (“Cultivation Segment”)

Through our new acquisition of SevenFive Farm (“SevenFive”), we operate a licensed indoor cultivation facility. We believe our production capability is sufficient to meet the diverse needs of our recreational consumers in Colorado, from cost-effective, high-yield inputs to sophisticated and dried cannabis flower.

During the six months ended June 30, 2020, 34% of SevenFive’s revenue was with two customers.

Capital Investments (“Investments Segment”)

As a publicly traded company, we have access to capital that may not be available to businesses operating in the cannabis industry. Accordingly, we may provide debt or equity capital through investing in businesses using cash or shares of our common stock.

Results of Operations

The following tables set forth, for the periods indicated, statements of operations data. The tables and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing in Item 8 in this Report.

Consolidated Results

	Three months ended June 30,			Percent
	2020	2019	Change	Change
Revenues	$1,736,325	$820,417	$915,908	112%
Costs and expenses	(3,412,375)	(2,861,212)	(551,163)	19%
Other expense	(229,555)	(407,431)	177,876	(44)%
Net loss from continuing operations	(1,905,605)	(2,448,226)	542,621	(22)%
Loss from discontinued operations	5,233	(446,576)	451,809	(101)%
Net loss	$(1,900,372)	$(2,894,802)	$994,430	(34)%

	Six months ended June 30,			Percent
	2020	2019	Change	Change
Revenues	$3,400,513	$1,615,339	$1,785,174	111%
Costs and expenses	(7,077,812)	(6,541,567)	(536,245)	8%
Other expense	(89,627)	(1,690,000)	1,600,373	(95)%
Net loss from continuing operations	(3,766,926)	(6,616,228)	2,849,302	(43)%
Loss from discontinued operations	(147,625)	(792,269)	644,644	(81)%
Net loss	$(3,914,551)	$(7,408,497)	$3,493,946	(47)%

Revenues

Revenue increased for both our Operation Consulting and Investments segments. The addition of our Cultivation segment contributed to the increase in sales. See Segment discussions below for further details.

Costs and expenses

	Three months ended June 30,			Percent
	2020	2019	Change	Change
Cost of service revenues	$133,864	$209,860	$(75,996)	(36)%
Cost of goods sold	1,177,840	432,385	745,455	172%
Selling, general and administrative	1,126,688	1,005,921	120,767	12%
Share-based compensation	434,365	752,467	(318,102)	(42)%
Professional fees	514,661	431,440	83,221	19%
Depreciation and amortization	24,957	29,139	(4,182)	(14)%
	$3,412,375	$2,861,212	$551,163	19%

	Six months ended June 30,			Percent
	2020	2019	Change	Change
Cost of service revenues	$326,431	$396,635	$(70,204)	(18)%
Cost of goods sold	2,409,253	820,459	1,588,794	194%
Selling, general and administrative	2,166,622	2,059,472	107,150	5%
Share-based compensation	1,006,939	2,244,963	(1,238,024)	(55)%
Professional fees	1,111,697	971,495	140,202	14%
Depreciation and amortization	56,870	48,543	8,327	17%
	$7,077,812	$6,541,567	$536,245	8%

Cost of service revenues typically fluctuates with the changes in revenue for our Operation Consulting Segment.  Cost of goods sold varies with changes in product sales, including an increase in products sold by our Operation Consulting Segment, which has a smaller margin than cost of service revenues. Cost of goods sold also includes costs associated with cultivation sales, which typically fluctuates with the changes in cultivation revenues. See Segment discussions below for further details.

Selling, general and administrative expense stayed relatively static for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Share-based compensation included the following:

	Three months ended June 30,			Percent
	2020	2019	Change	Change
Employee awards	$329,808	$555,124	$(225,316)	(41)%
Consulting awards	2,588	11,426	(8,838)	(77)%
Feinsod Agreement	101,969	185,917	(83,948)	(45)%
	$434,365	$752,467	$(318,102)	(42)%

	Six months ended June 30,			Percent
	2020	2019	Change	Change
Employee awards	$672,056	$1,853,969	$(1,181,913)	(64)%
Consulting awards	73,603	21,203	52,400	247%
Feinsod Agreement	261,280	369,791	(108,511)	(29)%
	$1,006,939	$2,244,963	$(1,238,024)	(55)%

Employee awards are issued under our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015, and expense varies primarily due to the number of stock options granted and the share price on the date of grant. The decrease in expense for the three and six months ended June 30, 2020 as compared to June 30, 2019 is due to the continued restructuring of the Company and the reduction in employees.  We decreased our employee count by over 50% resulting in a sharp decrease in employee award expense.  Consulting awards are granted to third parties in lieu of cash for services provided. The Feinsod Agreement expense represents share-based compensation pursuant to agreements with Michael Feinsod for serving as the Executive Chairman of our Board.

Professional fees consist primarily of accounting and legal expenses and increased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due to legal and accounting fees spent on acquisitions.

Other Expense

	Three months ended June 30,			Percent
	2020	2019	Change	Change
Amortization of debt discount and equity issuance costs	$72,516	$722,219	$(649,703)	(90)%
Interest expense	103,672	87,074	16,598	19%
Gain on warrant derivative liability	4,541	(401,862)	406,403	(101)%
Loss on extinguishment of debt	48,908	--	48,908	100%
Gain on sale of building	(82)	--	(82)	(100)%
	$229,555	$407,431	$(177,876)	(44%)

	Six months ended June 30,			Percent
	2020	2019	Change	Change
Amortization of debt discount and equity issuance costs	$138,837	$1,893,775	$(1,754,938)	(93)%
Interest expense	274,720	198,087	76,633	39%
Gain on warrant derivative liability	(1,371,079)	(401,862)	(969,217)	241%
Loss on extinguishment of debt	1,186,336	--	1,186,336	100%
Gain on sale of building	(139,187)	--	(139,187)	(100)%
	$89,627	$1,690,000	$(1,600,373)	(95)%

Amortization of debt discount was lower in 2020 compared to 2019, due to the April 2018 debt paid off in the second quarter of 2019. This was offset slightly by new debt issued in the third and fourth quarters of 2019 and the first quarter of 2020. Interest expense increased in 2019 due to the new debt entered in the third and fourth quarters of 2019 and the first quarter of 2020. The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants. The loss on extinguishment of debt is due to the conversion and extension of the SBI debt, the exchange of the 12% Notes into the 15% Notes and the extension of a portion of the 15% Notes. The gain on the sale of the building is the gain we recognized as a result of the sale of our building in March 2020.

Operations Consulting and Products

	Three months ended June 30,			Percent
	2020	2019	Change	Change
Revenues	$1,181,781	$792,642	$389,139	49%
Costs and expenses	(1,304,650)	(859,236)	(445,414)	52%
	$(122,869)	$(66,594)	$(56,275)	85%

	Six months ended June 30,			Percent
	2020	2019	Change	Change
Revenues	$2,829,240	$1,572,743	$1,256,497	80%
Costs and expenses	(2,921,137)	(1,536,617)	(1,384,520)	90%
	$(91,897)	$36,126	$(128,023)	(354)%

The increase in NBC revenues is primarily related to an increase in product sales throughout 2020 with COVID-related decreases in services and application fees completed in 2020. Ongoing management revenue remained consistent with prior year. The lower margin is in relation to increased product sales and a decrease in applications. The increase in expenses is directly related to the increase in product sales, as well as an addition of a new salesman toward the end of the first quarter.

Cultivation

	Three months ended June 30,			Percent
	2020	2019	Change	Change
Revenues	$509,175	$--	$509,175	100%
Costs and expenses	(456,661)	--	(456,661)	100%
	$52,514	$--	$52,514	100%

	Six months ended June 30,			Percent
	2020	2019	Change	Change
Revenues	$509,175	$--	$509,175	100%
Costs and expenses	(456,661)	--	(456,661)	100%
	$52,514	$--	$52,514	100%

This is a new segment as of June 30, 2020; therefore all amounts are an increase from the prior year.

Investments

	Three months ended June 30,			Percent
	2020	2019	Change	Change
Revenues	$45,369	$27,775	$17,594	63%
Costs and expenses	(125,000)	(1,648)	(123,352)	7485%
	$(79,631)	$26,127	$(105,758)	(405)%

	Six months ended June 30,			Percent
	2020	2019	Change	Change
Revenues	$62,098	$42,596	$19,502	46%
Costs and expenses	(125,000)	(41,723)	(83,277)	200%
	$(62,902)	$873	$(63,775)	(7305)%

The increase in investments revenue is related to three new notes receivables that were executed in the first quarter of 2019. The increase in 2020 is due to a full quarter in 2020 as compared to only a partial quarter in 2019. All revenue is interest, and loan origination fees related to these new notes. The increase in costs and expenses in 2020 is due to an allowance on one of our note receivables due to the note going into default in the second quarter of 2020.

Liquidity

Sources of liquidity

Our sources of liquidity include cash generated from operations, the cash exercise of common stock options and warrants, debt, and the issuance of common stock or other equity-based instruments. We anticipate our more significant uses of resources will include funding operations and developing infrastructure.

In July 2020, we received $815,000 in cash by issuing 2,046,196 shares of our common stock and 1,534,647 warrants to purchase common stock.

In May and June 2020, we received $2,185,000 in cash by issuing 5,485,814 shares of our common stock and 4,114,360 warrants to purchase common stock.

During January through March of 2020, we received $525,000 in cash in a private placement with certain accredited investors pursuant to the 15% Notes.

Sources and uses of cash

We had cash of approximately $1,198,120 and $224,994, respectively, as of June 30, 2020 and December 31, 2019. Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2020	2019
Net cash used in operating activities	$(3,168,581)	$(3,133,986)
Net cash provided by (used in) investing activities	1,341,707	(948,256)
Net cash provided by (used in) financing activities	2,800,000	(3,082,020)

Net cash used in operating activities increased in 2020 due to a significant increase in revenue as well as the acquisition of SevenFive Farm which provides positive operating cash flows.

Net cash provided by investing activities in 2020 relates primarily to the sale of the office building in Denver, CO. 2019 activity primarily consisted of issuing notes receivable as well as purchasing fixed assets.

Net cash provided by financing activities related to proceeds of $1,500,000 from a notes payable offset by payment on a notes payable of $975,000. We also received $2,185,000 in proceeds related to the sale of our common stock. Net cash used in financing activities in 2019 related to the payment on notes payable and proceeds from the sale of common stock and warrants.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2020. Part of our growth strategy, however, is to acquire operating businesses. We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

Non-GAAP Financial Measures

Adjusted EBITDA per share is a non-GAAP financial measure. We define Adjusted EBITDA per share as (a) net income (loss) attributable to common stockholders calculated in accordance with GAAP, adjusted for the impact of share-based expense, depreciation and amortization, impairment of investments, amortization of debt discounts and equity issuance costs, interest expense, income taxes and certain other non-cash items; divided by (b) the weighted average shares outstanding, adjusted for the shares related to the calculation of Adjusted EBITDA. Below we have provided a reconciliation of Adjusted EBITDA per share to the most directly comparable GAAP measure, which is net income (loss) per share.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is net income (loss).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(2,038,907)	$(4,086,802)	$(4,053,086)	$(8,600,497)
Adjustment for loss from discontinued operations	(5,233)	446,576	147,625	792,269
Loss from continuing operations attributable to common stockholders	(2,044,140)	(3,640,226)	(3,905,461)	(7,808,228)
Adjustments:
Share-based expense	434,365	752,467	1,006,939	2,244,963
Acquisition-related expenses	147,652	--	308,196	--
Depreciation and amortization	24,957	29,139	56,870	48,543
Amortization of debt discount and equity issuance costs	72,516	722,219	138,837	1,893,775
Interest expense	103,672	87,074	274,720	198,087
Loss on extinguishment of debt	48,908	--	1,186,336	--
Gain on warrant derivative liability	4,541	(401,862)	(1,371,079)	(401,862)
Gain on sale of building	(82)	--	(139,187)	--
Total adjustments	836,529	1,189,037	1,461,632	3,983,506
Adjusted EBITDA	$(1,207,611)	$(2,451,189)	$(2,443,829)	$(3,824,722)

Per share:
Net loss – Basic and Diluted	$(0.04)	$(0.11)	$(0.09)	$(0.23)
Adjusted EBITDA – Basic and Diluted	(0.03)	(0.07)	(0.06)	(0.11)

Weighted-average shares outstanding:
Net loss – Basic and Diluted	46,013,634	37,265,530	42,841,140	36,744,141
Adjusted EBITDA – Basic and Diluted	42,039,211	36,222,752	38,082,316	37,001,214

Off-balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, and Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Office and Principal Financial and Accounting Officer have concluded that, our disclosure controls and procedures were not effective as of June 30, 2020 because of a material weakness in our internal control over financial reporting. We did not maintain effective controls over the accounting for the anti-dilution adjustment provisions contained in the 2019 Warrants. Specifically, the control did not operate effectively relating to the accuracy and presentation and disclosure of the accounting for certain outstanding warrant agreements. This control deficiency resulted in the misstatement of liability warrants and the misstatement of non-cash expense resulting from required periodic “mark-to-market” adjustments of the aforementioned warrants. If not remediated, this control deficiency could result in future material misstatements of these accounts and disclosures that would not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Restatement of Consolidated Financial Statements

On July 1, 2020, the audit committee of the board of directors and management of the Company concluded that the Company’s previously issued audited consolidated financial statements for the year ended December 31, 2019, should no longer be relied upon because of an error in the Company’s accounting for the 2019 Warrants. As previously described, the error relates to the determination of the number of shares of common stock subject to the 2019 Warrants as of December 31, 2019 as a result of certain anti-dilution adjustment provisions contained in the 2019 Warrants. The Company filed an amended annual report on Form 10-K/A on July 7, 2020 to restate the Company’s audited consolidated financial statements for the year ended December 31, 2019 to correctly account for the anti-dilution adjustment provisions contained in the 2019 Warrants.

Remediation Plan

Management has developed a remediation plan to address the material weakness. Implementation of the remediation plan consists of redesigning existing quarterly control procedures to enhance management's accounting for any derivative or convertible securities issued by the Company. Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company's internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As more fully described in the section titled “Legal” under Note 11 to the Condensed Consolidated Financial Statements in this Form 10-Q, Michael Feinsod recently resigned as our Executive Chairman, claiming that his resignation was for “Good Reason” under the terms of his employment agreement. If it is ultimately determined that his resignation was, in fact, for “Good Reason”, rather than a voluntary act absent “Good Reason”, it could enable certain potential claims for entitlements under his employment agreement, as well as for the vesting of his unvested options and/or for the extension of the term within which he can exercise his options in the future. Having reviewed the matter, however, we do not believe that Mr. Feinsod’s resignation was for “Good Reason”. Accordingly, we believe that Mr. Feinsod’s resignation was voluntary, and that any such potential claims, if asserted, would be without foundation. Although the outcome of legal proceedings is subject to uncertainty, the Company will vigorously defend any future claims made by Mr. Feinsod alleging a “Good Reason” resignation.

On August 18, 2020, two investors of certain promissory notes and common stock purchase warrants of General Cannabis Corp. (the “Company”), filed a lawsuit against the Company and its current Board of Directors seeking, principally, rescission rights and the associated return of their outstanding investment of $145,000. Based upon our preliminary evaluation of the matter, we have concluded that the Company remains in compliance with the terms of the notes that are not otherwise due until January 2021, and that the lawsuit has no merit. The Company intends to vigorously defend the matter. Nevertheless, due to the early stage of the proceeding, we are unable to express an opinion as to the likely outcome of the matter.

ITEM 1A.  RISK FACTORS

Except as described below, as of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Our stockholders may experience significant dilution.

We have a significant number of warrants and options to purchase our common stock outstanding, the exercise of which would be dilutive to stockholders. In certain instances, the exercise price or  the exercise prices and number of shares are subject to adjustment if we issue or sell shares of our common stock or equity-based instruments at a price per share less than the exercise price then in effect. In such case, both the issuance and the adjustment would be dilutive to stockholders.

As more fully described in the section titled “2019 Capital Raise” under Note 12 to the Condensed Consolidated Financial Statements in this Form 10-Q, on May 31, 2019 we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants to purchase shares of our common stock in a registered direct offering for $1.00 per 2019 Unit. The 2019 Warrants had an exercise price of $1.30 per share at issuance and are exercisable for five years from the date of issuance. The number of shares issuable pursuant to the warrants granted under the 2019 Warrants, as well as the exercise price of those warrants, is subject to adjustment as a result of certain future equity issuances of securities by the Company at a price below the then-effective exercise price of the 2019 Warrants. As a result of such subsequent issuances of securities by the Company during the fourth quarter of 2019, the exercise price of the 2019 Warrants had decreased to $0.45 per share and the number of shares subject to the 2019 Warrants had increased to 8,666,666 shares of common stock as of December 31, 2019. In May 2020, we issued securities at a price lower than the $0.45 per share above. As a result, the exercise price of the 2019 Warrants decreased to $0.40 per share and the number of shares subject to the 2019 Warrants increased to 9,591,614 shares of common stock. As of June 30, 2020, there were 7,453,888 of these warrants outstanding.

The subscription agreement between the Company and Hershey Strategic Capital, LP and Shore Ventures III, LP (the “Investor”) provides that the Company could be required to issue to the Investor additional warrants to purchase shares of common stock in the event that, during the 90 day period ending on September 1, 2020, the Company has not extended the maturity dates of the promissory notes that are due on or about January 31, 2021.

As more fully described in the section titled “Legal” under Note 11 to the Condensed Consolidated Financial Statements in this Form 10-Q, Michael Feinsod recently resigned as our Executive Chairman, claiming that his resignation was for “Good Reason” under the terms of his employment agreement. If it is ultimately determined that his resignation was, in fact, for “Good Reason”, rather than a voluntary act absent “Good Reason”, it could enable certain potential claims for entitlements under his employment agreement, as well as for the vesting of his unvested options and/or for the extension of the term within which he can exercise his options in the future. Having reviewed the matter, however, we do not believe that Mr. Feinsod’s resignation was for “Good Reason”. Accordingly, we believe that Mr. Feinsod’s resignation was voluntary, and that any such potential claims, if asserted, would be without foundation. Although the outcome of legal proceedings is subject to uncertainty, the Company will vigorously defend any future claims made by Mr. Feinsod alleging a “Good Reason” resignation.

In addition to the dilutive effects described above, the perceived risk of dilution as a result of the significant number of outstanding warrants may cause our common stockholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our common stock. The fact that our stockholders, warrant holders and option holders can sell substantial amounts of our common stock in the public market, whether or not sales have occurred or are occurring, as well as the existence of full-ratchet anti-dilution provisions in a substantial number of our outstanding warrants could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits

4.1	Form of Warrant, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed June 1, 2020.
10.1	Subscription Agreement entered into as of May 31, 2020 by the Company, Hershey Strategic Capital, LP and Shore Ventures III, LP, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2020.
10.2	Consultant Agreement, dated June 3, 2020, by and between the Company and Adam Hershey, incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2020.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORP

Date: August 19, 2020	/s/ Steve Gutterman
Steve Gutterman, Chief Executive Officer
Principal Executive Officer

/s/ Jessica Bast
Jessica Bast,
Principal Financial and Accounting Officer