Form 10-Q
period 2020-09-30
GENERAL CANNABIS CORP
filed 2020-11-12
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2020.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ____________ to ____________.

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of November 10, 2020, there were 59,838,929 issued and outstanding shares of the Company's  common stock.

GENERAL CANNABIS CORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020
	(Unaudited)	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$734,305	$122,390
Accounts receivable, net of allowance of $137,000 and $111,000 as of September 30, 2020 and December 31, 2019, respectively	300,200	85,204
Current portion of notes receivable, net of allowance of $125,000 and $0 as of September 30, 2020 and December 31, 2019, respectively	350,000	375,000
Inventories, net	285,405	—
Prepaid expenses and other current assets	590,320	546,970
Assets of discontinued operations	84,455	422,671
Total current assets	2,344,685	1,552,235

Note receivable, net	—	93,333
Right-of-use operating lease asset	2,678,151	—
Property and equipment, net	372,376	1,507,327
Investment	250,000	250,000
Intangible assets, net	20,875	—
Goodwill	2,561,744	—
Assets of discontinued operations	—	99,109
Total assets	$8,227,831	$3,502,004

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,340,885	$1,221,194
Interest payable	89,355	93,375
Income tax payable	108,731	—
Customer deposits	302,941	562,803
Operating lease liability, current	364,050	—
Accrued stock payable	60,900	80,657
Current portion of notes payable (net of discount)	1,638,527	2,269,977
Related party note payable (net of discount)	—	60,374
Warrant derivative liability	1,269,472	4,620,594
Stock put liability	958,114	—
Liabilities of discontinued operations	87,627	357,242
Total current liabilities	6,220,602	9,266,216

Operating lease liability, non-current	2,330,084	—
Long-term notes payable	500,000	—
Related party long-term note payable	100,000	—
Total liabilities	9,150,686	9,266,216
Commitments and contingencies (Note 10)	—	—

Stockholders’ deficit
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and 2019	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized; 58,720,574 shares and 39,497,480 shares issued and outstanding on September 30, 2020 and December 31, 2019, respectively	58,721	39,498
Additional paid-in capital	70,819,714	61,468,034
Accumulated deficit	(71,801,290)	(67,271,744)
Total stockholders’ deficit	(922,855)	(5,764,212)
Total liabilities and stockholders’ deficit	$8,227,831	$3,502,004

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES
Service	$132,873	$614,041	$495,623	$1,228,344
Cultivation sales	798,352	—	1,307,527	—
Product sales	632,623	220,293	3,099,113	1,178,733
Interest	21,716	28,597	83,814	71,193
Total revenues	1,585,564	862,931	4,986,077	2,478,270

COSTS AND EXPENSES
Cost of sales	989,916	452,220	3,725,600	1,669,314
Selling, general and administrative	956,576	1,181,270	3,123,196	3,240,742
Stock-based compensation expense	420,990	768,079	1,427,931	3,013,042
Professional fees	672,987	282,688	1,784,684	1,254,183
Depreciation and amortization	50,910	31,837	107,780	80,380
Total costs and expenses	3,091,379	2,716,094	10,169,191	9,257,661

OPERATING LOSS	(1,505,815)	(1,853,163)	(5,183,114)	(6,779,391)

OTHER EXPENSE/(INCOME)
Amortization of debt discount and equity issuance costs	61,002	83,094	199,839	1,976,869
Interest expense	84,716	75,996	359,436	274,083
Debt extinguishment	—	298,500	1,186,336	298,500
Gain on derivative liability	(1,076,264)	(420,840)	(2,447,343)	(822,702)
Gain on sale of building	—	—	(139,187)	—
Total other (income) expense, net	(930,546)	36,750	(840,919)	1,726,750

NET LOSS FROM CONTINUING OPERATIONS	$(575,269)	$(1,889,913)	$(4,342,195)	$(8,506,141)

Gain/(loss) from discontinued operations	69,005	(364,409)	(78,620)	(1,156,678)
LOSS BEFORE INCOME TAXES	$(506,264)	$(2,254,322)	$(4,420,815)	$(9,662,819)

Provision for income taxes	68,196	—	108,731	—
NET LOSS	$(574,460)	$(2,254,322)	$(4,529,546)	$(9,662,819)

Deemed dividend	—	—	(98,000)	(1,192,000)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(574,460)	$(2,254,322)	$(4,627,546)	$(10,854,819)

PER SHARE DATA — Basic and diluted
Net loss from continuing operations per share	$(0.01)	$(0.05)	$(0.09)	$(0.22)
Net loss from discontinued operations per share	$0.00	$(0.01)	$(0.00)	$(0.03)
Net loss attributable to common stockholders per share	$(0.01)	$(0.06)	$(0.10)	$(0.28)
Weighted average number of common shares outstanding	58,097,819	39,402,594	47,951,618	38,106,781

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(4,529,546)	$(9,662,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	199,839	1,976,869
Depreciation and amortization	109,954	146,819
Amortization of loan origination fees	(6,667)	(10,820)
Noncash lease expense	150,984	—
Bad debt expense	128,491	116,761
Gain on warrant derivative liability	(2,447,343)	(822,702)
Loss on extinguishment of debt	1,186,336	298,500
Gain on sale of building	(139,187)	—
Loss on disposal of assets	8,593	—
Stock-based compensation	1,427,931	3,013,042
Changes in operating assets and liabilities:
Accounts receivable	(28,941)	(74,650)
Prepaid expenses and other assets	(11,176)	(242,571)
Inventory	(100,144)	(18,005)
Income taxes	108,731	—
Operating lease liabilities	(135,001)	—
Accounts payable and other current liabilities	(307,226)	750,264
Net cash used in operating activities:	(4,384,372)	(4,529,312)

INVESTING ACTIVITIES
Purchase of property and equipment	(156,344)	(296,091)
Proceeds on sale of building	1,421,134	—
Lending on notes receivable	—	(705,000)
Net cash provided by (used in) investing activities	1,264,790	(1,001,091)

FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	3,000,000	2,604,355
Proceeds from the exercise of warrants	90,000	—
Proceeds from exercise of stock options	—	188,770
Proceeds from notes payable	1,500,000	1,155,000
Payments on notes payable	(975,000)	(5,743,000)
Net cash provided by (used in) financing activities	3,615,000	(1,794,875)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	495,418	(7,325,278)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	224,994	7,957,169
CASH AND CASH EQUIVALENTS, END OF PERIOD	$720,412	$631,891

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$364,440	$209,777

NON-CASH INVESTING & FINANCING ACTIVITIES
Deemed dividend from 8.5% Warrants repricing	$98,000	$1,192,000
Operating lease right-of-use asset/Operating lease liability	2,721,069	154,200
12% Warrants recorded as a debt discount and loss on extinguishment of debt	—	392,000
15% Warrants recorded as a debt discount and additional paid-in capital	167,163	—
15% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	668,336	—
Debt converted to equity	957,056	—
Beneficial conversion feature	233,500	—
Cashless exercise	903,779	—
Issuance of common stock to an employee	100,000	—
Stock issued in connection with SevenFive Farm acquisition	2,861,495	—

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
June 30, 2020	51,188,564	$51,189	$67,406,256	$(71,226,830)	$(3,769,385)
Sale of common stock, net of issuance costs	7,532,010	7,532	2,992,468	—	3,000,000
Stock option granted to employees and consultants	—	—	420,990	—	420,990
Net loss	—	—	—	(574,460)	(574,460)
September 30, 2020	58,720,574	$58,721	$70,819,714	$(71,801,290)	$(922,855)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
June 30, 2019	39,302,752	$39,303	$59,061,513	$(59,196,444)	$(95,628)
Warrants issued with the 12% Notes	—	—	392,000	—	392,000
Common stock issued upon exercise of stock options	194,728	195	131,950	—	132,145
Stock options granted to employees and consultants	—	—	734,549	—	734,549
Net loss	—	—	—	(2,254,322)	(2,254,322)
September 30, 2019	39,497,480	$39,498	$60,320,012	$(61,450,766)	$(1,091,256)

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2020	39,497,480	$39,498	$61,468,034	$(67,271,744)	$(5,764,212)
Sale of common stock, net of issuance costs	7,574,745	7,575	3,092,425	—	3,100,000
Common stock issued upon conversion of debt	2,215,892	2,215	954,841	—	957,056
Common stock issued for acquisition of SevenFive Farm	8,859,117	8,859	1,894,522	—	1,903,381
Stock options granted to employees and consultants	—	—	1,347,688	—	1,347,688
Beneficial conversion feature	—	—	233,500	—	233,500
Warrants exercised	200,000	200	172,041	—	172,241
Warrants issued with the 15% Notes	—	—	835,499	—	835,499
Cashless exercise of warrants	373,340	374	821,164	—	821,538
Net loss	—	—	—	(4,529,546)	(4,529,546)
September 30, 2020	58,720,574	$58,721	$70,819,714	$(71,801,290)	$(922,855)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2019	36,222,752	$36,223	$56,303,061	$(51,787,947)	$4,551,337
Sale of common stock, net of issuance costs	3,000,000	3,000	503,615	—	506,615
Warrants issued with the 12% Notes	—	—	392,000	—	392,000
Common stock issued for property and equipment	5,000	5	7,995	—	8,000
Common stock issued upon exercise of stock options	269,728	270	188,500	—	188,770
Stock options granted to employees and consultants	—	—	2,924,841	—	2,924,841
Net loss	—	—	—	(9,662,819)	(9,662,819)
September 30, 2019	39,497,480	$39,498	$60,320,012	$(61,450,766)	$(1,091,256)

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corp, a Colorado Corporation (the “Company,” “we,” “us,” “our,” or “GCC”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry. We currently trade on the OTCQB® Venture Market. As of September 30, 2020, our operations are segregated into the following three segments:

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations. During the three and nine months ended September 30, 2020, 60% and 76% of NBC’s revenue was with one and four customers, respectively.

NBC oversees our wholesale equipment and supply business, operated under the name “GC Supply,” which provides turnkey sourcing and stocking services to cultivation, retail and infused products manufacturing facilities. Our products include building materials, equipment, consumables and compliance packaging. There are generally multiple suppliers for the products we sell; however, there are a limited number of manufacturers of certain high-tech cultivation equipment. NBC also provides operational support for our internal cultivation.

Cultivation (“Cultivation Segment”)

Through our acquisition of SevenFive Farm ("SevenFive") in May 2020, we operate a licensed light deprivation greenhouse cultivation facility.

During the three and nine months ended September 30, 2020, 15% and 27% of SevenFive’s revenue was with one and two customers, respectively.

Capital Investments (“Investments Segment”)

As a publicly traded company, we believe that we have access to capital that may not be available to businesses operating in the cannabis industry. Accordingly, we may provide debt or equity capital through investing in businesses using cash or shares of our common stock.

Basis of Presentation

The accompanying condensed consolidated financial statements include all accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America ("U.S. GAAP") can be condensed or omitted. The condensed consolidated balance sheet for the year ended December 31, 2019 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2019 which were included in the annual report on Form 10-K/A filed by the Company on July 7, 2020.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the year ending December 31, 2020, or any other interim or future periods. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies except for inventories and goodwill and long-lived assets as disclosed below.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result. In particular, the COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company's business and markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, reserves and allowances, fair value measurements and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for at least the twelve months from the date these condensed consolidated financial statements are issued. As of September 30, 2020, our cash balance of approximately $0.7 million is not sufficient to absorb our operating losses and repay our notes payable of $2.3 million, of which $1.7 million is short-term. The warrants associated with this debt, if exercised in cash, would provide sufficient funds to retire the debt; however, there is no guarantee that these warrants will be exercised in cash or at all. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful obtaining additional capital and (b) actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances that we will be successful in such efforts. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary of Significant Accounting Policies

See our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, for discussion of the Company's significant accounting policies.

Inventories

Inventories consist of raw materials, supplies, growing and harvested plants (work-in-process), and finished goods, and are stated at the lower of cost or net realizable value. All direct and indirect costs of growing plants are accumulated until the time of harvest and allocated to the plants during the growing process. All direct and indirect costs of finished goods are accumulated and allocated to the products between the harvest and completion stages. The Company uses an average costing method to allocate costs.

Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion and estimated costs necessary to make the sale. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items, noting none for the period ended September 30, 2020.

Goodwill and Long-Lived Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, “Intangibles-Goodwill and Other” (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or on level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry value. Application of the goodwill impairment test requires judgement, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We test goodwill and long-lived assets annually in April, unless an event occurs that would cause the us to believe the value is impaired at an interim date.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Recently Issued Accounting Standards

FASB ASU 2020-06 – “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”- In June 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Accounting Standards Updates (“ASU”) also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2021, although early adoption is permitted. We are in the process of evaluating the impact of this new guidance on our consolidated financial statements.

FASB ASU 2019-12 – “Income Taxes (Topic 740)” – In December 2019, the FASB issued guidance which simplifies certain aspects of accounting for income taxes. The guidance is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. We do not expect adoption of this ASU to have a material effect on our consolidated financial statements.

FASB ASU 2018-13 – “Fair Value Measurement (Topic 820)”- In August 2018, the FASB issued new disclosure guidance on fair value measurement. This new guidance modifies the disclosure requirements on fair value measurements, including removal and modifications of various current disclosures as well as some additional disclosure requirements for Level 3 fair value measurements. Some of these disclosure changes must be applied prospectively while others retrospectively depending on requirement. We adopted ASU 2018-13 as of January 1, 2020. There was no material impact to our consolidated financial statements or disclosures.

NOTE 2. BUSINESS ACQUISITION

On May 13, 2020, we received approval of the transaction and transfer of the Dalton Adventures, LLC (“Seller”) license from the Colorado Marijuana Enforcement Division. On May 25, 2020, we finalized the acquisition, pursuant to which we had acquired the assets of the Seller that constitute the business of SevenFive Farm, a cultivation facility in Boulder, Colorado, whereby we acquired fixed assets, inventory, a cultivation license and the tradename. The purchase price paid by the Company to the Seller was 8,859,117 shares of common stock. The shares issued have not been registered and are restricted shares under applicable U.S. federal and state securities laws and their resale may be made only pursuant to registration under the Securities Act or an available exemption from registration. Accordingly, a downward adjustment of 15% is applied to the fair value of consideration due to a lack of marketability. The closing price of General Cannabis’ common stock on May 13, 2020, the date of license transfer, was $0.38 per share, as such, fair value of consideration is $2,861,495. Dalton Adventures, LLC may require us to repurchase in cash 25% of the shares issued to the owner of Dalton Adventures, LLC for a period up to one year or May 25, 2021, at a repurchase price equal to the same volume weighted average price used to determine the number of shares issued to the owner of Dalton Adventures, LLC at closing. In accordance with the agreement, we would be required to repurchase 2,214,779 shares at a price of $0.43 per share. The Company has recorded a stock put liability for the possibility of the buyback of these shares in the amount of $958,114.

We have not completed the allocation of the purchase price. As of September 30, 2020, the condensed consolidated balance sheet includes a preliminary allocation of fixed assets, inventory, intangible assets and goodwill. Management anticipates completing the purchase price allocation as soon as possible, but no later than one year from the acquisition date.

The preliminary purchase price allocation is as follows:

Inventories	$185,261
Fixed assets	89,490
Cultivation license	20,000
Tradename	5,000
Goodwill	2,561,744
$2,861,495

The accompanying consolidated financial statements include the results of SevenFive from the date of acquisition for financial reporting purposes, May 13, 2020. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2019, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Total revenues	$1,585,564	$1,680,887	$4,986,077	$4,443,902
Net loss attributable to common stockholders	$(643,465)	$(1,616,340)	$(4,548,926)	$(10,243,814)
Net loss per common share:	$(0.01)	$(0.03)	$(0.09)	$(0.22)
Weighted average number of basic and diluted common shares outstanding	58,097,819	48,261,711	52,704,502	46,965,898

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2019, or to project potential operating results as of any future date or for any future periods.

NOTE 3. DISCONTINUED OPERATIONS

Security Segment

On December 26, 2019, our board of directors and management made the strategic decision to investigate a possible buyer for the Security Segment and if no buyer could be found, cease operations of the Security Segment. We transferred all our Colorado security contracts and employees to a company on January 16, 2020, in exchange for which we will receive $1.00 per man hour worked on existing contracts for a period of one year. On February 6, 2020 we cancelled all our security contracts in California. The assets and liabilities for the Security Segment are presented in the balance sheet as of September 30, 2020 and December 31, 2019 as discontinued operations and the operating results for the three and nine months ended September 30, 2020 and 2019 are presented as gain (loss) from discontinued operations.

Assets and liabilities of discontinued operations for the Security Segment included the following:

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$81,015	$77,380
Accounts receivable, net	3,440	280,058
Prepaid expenses and other current assets	651	17,780
Current assets discontinued operations	85,106	375,218

Property and equipment, net	—	15,584
Noncurrent assets discontinued operations	—	15,584

Accounts payable and accrued expenses	—	88,309
Customer deposits	—	60,940
Current liabilities discontinued operations	—	149,249

A summary of the discontinued operations for the Security Segment is presented as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Service revenues	$—	$524,525	$119,891	$1,596,673

Cost of sales	—	427,613	88,599	1,257,450
Selling, general and administrative	(65,053)	210,999	81,054	607,670
Professional fees	—	2,415	—	4,219
Depreciation and amortization	—	5,924	2,174	49,500
Total (income) expenses	(65,053)	646,951	171,827	1,918,839

OPERATING INCOME (LOSS)	65,053	(122,426)	(51,936)	(322,166)

Interest expense, net	—	984	984	2,438

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$65,053	$(123,410)	$(52,920)	$(324,604)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table provides selected information on cash flows related to discontinued operations for the Security Segment for the nine months ended September 30, 2020 and 2019.

	Nine months ended
	September 30,
	2020	2019
Receivables	$276,618	$128,867
Prepaids and other	17,780	(8,752)
Depreciation and amortization	2,174	49,500
Capital expenditures	—	(1,331)
Accounts payable and accrued expenses	(88,309)	(51,239)
Customer deposits	(60,940)	(17,896)
Total	$147,323	$99,149

Consumer Goods Segment

On December 26, 2019, our board of directors and management made the strategic move to cease operations of Chiefton and committed to a plan to cease operations of STOA Wellness. We transferred all assets of STOA Wellness to an individual on January 10, 2020, in exchange for the release on the outstanding lease of the STOA retail store. The assets and liabilities classified as discontinued operations for the Consumer Goods Segment are presented separately in the balance sheet as of September 30, 2020 and December 31, 2019 and the operating results for the three and nine months ended September 30, 2020 and 2019 are presented as gain (loss) from discontinued operations.

Assets and liabilities of discontinued operations for the Consumer Goods Segment included the following:

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$—	$25,223
Accounts receivable, net	—	7,836
Prepaid expenses and other current assets	—	14,394
Current assets discontinued operations	—	47,453

Right of use operating lease asset	—	83,525
Noncurrent assets discontinued operations	—	83,525

Accounts payable and accrued expenses	88,278	124,468
Operating lease liability, current	—	83,525
Current liabilities discontinued operations	88,278	207,993

A summary of the discontinued operations for the Consumer Goods Segment is presented as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$—	$91,308	$33	$149,975

Cost of service revenues	—	11,046	—	70,785
Cost of goods sold	—	66,158	—	125,454
Selling, general and administrative	(3,952)	230,613	25,733	669,496
Professional fees	—	14,715	—	99,375
Depreciation and amortization	—	9,775	—	16,939
Total (income) expenses	(3,952)	332,307	25,733	982,049

OPERATING INCOME (LOSS)	3,952	(240,999)	(25,700)	(832,074)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$3,952	$(240,999)	$(25,700)	$(832,074)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table provides selected information on cash flows related to discontinued operations for the Consumer Goods Segment for the nine months ended September 30, 2020 and 2019.

	Nine months ended
	September 30,
	2020	2019
Receivables	$7,836	$25,301
Prepaids and other	14,394	(29,967)
Inventory	—	(33,005)
Depreciation and amortization	—	16,939
Capital expenditures	—	(114,384)
Accounts payable and accrued expenses	(36,190)	71,887
Customer deposits	—	3,775
Total	$(13,960)	$(59,454)

NOTE 4. CUSTOMER DEPOSITS

Our deferred revenue and customer deposit liability had the following activity:

Amount
Balance as of December 31, 2019	$562,803
Additional deposits received	3,140,017
Less: Deposits recognized as revenue	(3,253,616)
Less: Refunds to customers	(146,263)
Balance as of September 30, 2020	$302,941

NOTE 5. INVENTORIES, NET

Our inventories consisted of the following:

	September 30,	December 31,
	2020	2019
Raw materials	$10,027	$—
Work-in-progress and finished goods	275,378	—
Less: Inventory reserves	—	—
Total Inventories	$285,405	$—

NOTE 6. LEASES

On May 13, 2020, we entered into a commercial real estate lease with a related party (see Note 12) for 17,000 square feet of greenhouse space in Boulder, CO, with an initial term of five years and, at our option, two additional terms of five years each. Rent is $30,000 per month with 1.5% annual escalations, as well as our portion of real estate taxes. We determined the present value of the future lease payments using a discount rate of 12% over a 15 year term, our incremental borrowing rate based on outstanding debt, resulting in an initial right-of-use asset and lease liability of $2,721,069 which are being applied ratably over the term of the lease. As of September 30, 2020, the balance of the right-of-use asset and lease liability was $2,678,151 and $2,694,134, respectively. Future remaining minimum lease payments were as follows:

Year ending December 31,	Amount
2020 (remaining three months)	$90,000
2021	365,400
2022	370,881
2023	376,444
2024	382,091
Thereafter	4,319,535
Total	5,904,351
Less: Present value adjustment	(3,210,217)
Operating lease liability	$2,694,134

NOTE 7. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2019	$80,657	34,469
Employee stock award accrual	19,343	—
Consultant stock award	60,900	100,000
Investor stock award accrual	2,185,000	5,485,814
Stock issued	(2,285,000)	(5,520,283)
Balance as of September 30, 2020	$60,900	100,000

On February 18, 2020 we granted a consultant 100,000 fully vested shares for consulting services. Based on a stock price of $0.61 on the date of grant, the consultant will receive $60,900 worth of our common stock. As of September 30, 2020, none of the stock had been issued.

On May 29, 2020, we entered into a subscription agreement with Hershey Strategic Capital, LP and Shore Ventures III, LP with respect to the sale of shares of common stock. During the second quarter of 2020, 5,485,814 shares of common stock were granted. As of September 30, 2020, all of the stock was issued. See Note 11 for further details of the stock transaction.

NOTE 8.   NOTES PAYABLE

Our notes payable consisted of the following:

	September 30,	December 31,
	2020	2019
2019 12% Notes	$—	$1,506,000
SBI Note	—	750,000
2019 15% Notes	2,231,000	200,000
Related party note payable	100,000	100,000
Unamortized debt discount	(92,473)	(225,649)
	2,238,527	2,330,351
Less: Current portion	(1,638,527)	(2,330,351)
Long-term portion	$600,000	$—

SBI Debt

In July 2019, we completed an $855,000 private placement pursuant to a promissory note (“SBI Note”) with SBI Investments LLC, 2014-1 ("SBI"), bearing interest at 10% with principal due on October 18, 2019. On October 18, 2019, SBI agreed to an extension of the maturity date of the SBI Note to November 1, 2019. On November 1, 2019, SBI agreed to another extension of the maturity date to November 15, 2019. On November 15, 2019, SBI agreed to another extension of the maturity date to November 29, 2019 with an increase in principal amount of the note from $855,000 to $905,000. On November 27, 2019, SBI agreed to an extension of the maturity date to December 13, 2019. On December 13, 2019, SBI agreed to extend the maturity date to December 20, 2019. On December 30, 2019, SBI agreed to extend the maturity date of the note to January 31, 2020, upon the payment of $195,911, of which $40,911 was for accrued interest and $155,000 towards the outstanding principal of the SBI Note.

On February 18, 2020, we entered into a promissory note exchange agreement with SBI pursuant to which the original SBI Note was exchanged for a new convertible promissory note (the “Convertible Note”). The Convertible Note has a principal amount of $934,000, an interest rate of 10% per annum and a maturity date of February 18, 2021. The Convertible Note may be converted at the option of SBI into shares of common stock at a conversion price equal to 80% of the Company’s common stock market price (“Conversion Price”); provided that the Conversion Price shall in no event be less than $0.45 per share. If at any time, the borrower issues or sells any shares of common stock for a consideration per share less than the Conversion Price in effect on the date of such issuance, the holder shall have the right to utilize the price per share of the dilutive issuance as the Conversion Price for such conversion. On May 29, 2020, we issued shares at $0.40 per share, and as such, the Conversion Price was decreased to a floor of $0.40 per share. The exchange of the SBI Note for the Convertible Note is treated as a debt extinguishment. The additional $184,000 of principal was treated as a debt extinguishment and included in our condensed consolidated statement of operations. We determined that the Convertible Note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features”. The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the Conversion Price of $0.49 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.61, multiplied by the number of shares into which the debt is convertible). The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued. We recorded $233,500 as additional paid in capital and as a debt extinguishment and included in our condensed consolidated statement of operations. As of September 30, 2020, SBI had converted $934,000 aggregate principal amount of the Convertible Note and approximately $23,000 of accrued interest into 2,215,892 shares of our common stock.

15% Notes

In December 2019, we completed a private placement with certain accredited investors pursuant to an unsecured promissory note (the "15% Notes") with an aggregate principal amount of $300,000. In February and March 2020, we completed private placements with certain accredited investors, including holders of $1,506,000 aggregate principal amount of our 2019 12% Notes (as defined below), of 15% Notes with an aggregate principal amount of $2,031,000 in exchange for $525,000 of new funding and the cancellation of $1,506,000 aggregate principal amount of the 2019 12% Notes. The 15% Notes have an annual interest rate of 15% and mature on January 31, 2021. The 15% Notes provide that they shall be repaid in full out of the proceeds of any new debt or equity capital raise with net proceeds of more than $5,000,000. In connection with the issuance of the 15% Notes, each holder of 15% Notes received three warrants (i.e., a 2020 A Warrant, a 2020 B Warrant and a 2020 C Warrant) to acquire shares of common stock at an exercise price equal to $0.45 per share, with the number of shares subject to each warrant equal to one share for each $1.00 of principal amount of 15% Notes issued to the noteholder. The 2020 A Warrants have an expiration date of December 31, 2020, the 2020 B Warrants have an expiration date of December 31, 2021, and the 2020 C Warrants have an expiration date of December 31, 2022 (collectively, the "15% Warrants"). By way of example, if an investor was issued a 15% Note with a principal amount of $250,000, such noteholder would receive a 2020 A Warrant to purchase 250,000 shares of common stock, a 2020 B Warrant to purchase 250,000 shares of common stock and a 2020 C Warrant to purchase 250,000 shares of common stock. Accordingly, as of September 30, 2020, the Company has issued 15% Warrants to purchase a total of 6,993,000 shares of common stock to the holders of 15% Notes. The exercise price of these warrants is subject to adjustment as a result of certain future equity issuances of securities by the Company at a price below the then-effective exercise price of the 15% Warrants. As a result of such subsequent issuances of securities by the Company during the second quarter of 2020, the exercise price of the 15% Warrants had decreased to $0.40 per share, resulting in a $98,000 deemed dividend as of September 30, 2020.

We received $300,000 of cash in December 2019 and an additional $525,000 of cash during January 2020 through March 2020 for issuing the 15% Notes. The relative fair value of the new funding on the 15% Warrants was recorded as a debt discount and additional paid-in capital of $333,056. The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $668,335. For the three months ended September 30, 2020, amortization of debt discount expense was $61,002, from the 15% Notes. For the nine months ended September 30, 2020, amortization of debt discount expense was $199,839, from the 15% notes. The 15% Notes are otherwise treated as conventional debt.

In May 2020, three of the note holders agreed to extend the terms of $600,000 of their notes to a new maturity date of January 31, 2022. The extension of the note terms resulted in a debt extinguishment of the remaining note discount in the amount of $48,908. In addition, if the majority of the note holders extend the maturity date to January 31, 2022, then the expiration dates for the note holders warrants will each be extended by one year. If the majority of the note holders do not extend, the expiration date for the warrants for the note holders that did extend will be changed to December 31, 2023. Further, the subscription agreement as amended (“Hershey Subscription Agreement”) between the Company and Hershey Strategic Capital, LP and Shore Ventures III, LP (the “Hershey Investor”) provides that the Company shall, during a negotiation period ending October 4, 2020 (“Negotiation Period”) endeavor to cause the existing holders of such promissory notes to extend the maturity date of such notes to a date that is not earlier than January 31, 2022. If all of the existing notes have not been amended to extend the maturity dates thereof, then, in the absence of a waiver from the Hershey Investor to the contrary, the Company shall issue to the Hershey Investor additional warrants to purchase shares of common stock. As of the filing date of this Quarterly Report on Form 10-Q, the Hershey Investor and the Company are still in negotiations to extend the Negotiation Period and no warrants have been issued. See Note 11, “2020 Capital Raise”.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 15% Warrants were:

Current stock price	$0.45 - 0.67
Exercise price	$0.45
Risk-free interest rate	0.68 - 1.62%
Expected dividend yield	—
Expected term (in years)	0.84 - 3.06
Expected volatility	112 - 119%

NOTE 9. WARRANT DERIVATIVE LIABILITY

On May 31, 2019 we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants (“2019 Warrants”) to purchase shares of our common stock (“2019 Units”) in a registered direct offering for $1.00 per 2019 Unit (collectively defined as the “2019 Capital Raise”). The 2019 Warrants, issued with the 2019 Capital Raise, are accounted for as a derivative liability. The 2019 Warrant agreements contain a cash settlement provision whereby the holders could settle the warrants for cash based on the Black-Scholes value, upon certain fundamental transactions, as defined in the 2019 Warrant agreement, that are considered outside of the control of management, such as a change of control. The original exercise price of the 2019 Warrants was $1.30 per share. The 2019 Warrants contain certain anti-dilution adjustment provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants. As a result of such subsequent issuances of securities by the Company during the fourth quarter 2019, the exercise price of the 2019 Warrants decreased to $0.45 per share and the number of shares subject to the 2019 Warrants increased to 8,666,666 shares of common stock as of December 31, 2019. In May 2020, we issued securities at a price lower than the $0.45 per share above. As a result, the exercise price of the 2019 Warrants decreased to $0.40 per share and the number of shares subject to the 2019 Warrants increased to 9,591,614 shares of common stock.

In February 2020, one of the warrant holders exercised 200,000 warrants. We received $90,000 in cash for the exercise and booked an adjustment to the derivative liability of $82,241 as a result of the transaction. During the second quarter of 2020, one of the warrants holders exercised 2,137,726 warrants into 373,340 shares of our common stock through cashless exercises. We booked an adjustment to the derivative liability of $821,538 as a result. During the three and nine months ended September 30, 2020, we recognized a $1,076,264 gain and a $2,447,343 gain, respectively, in the consolidated statements of operations. During the three and nine months ended September 30, 2019, we recognized a $420,840 gain and an $822,702 gain, respectively, in the consolidated statements of operations. As of September 30, 2020, there were 7,453,888 of the 2019 Warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants:

	May 31, 2019	September 30, 2020
Number of shares underlying the warrants	3,000,000	7,453,888
Fair market value of stock	$0.95	$0.27
Exercise price	$1.30	$0.40
Volatility	133%	108%
Risk-free interest rate	1.93%	0.28%
Warrant life (years)	5.00	3.66

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Beginning balance	$2,345,736	$2,014,560	$4,620,593	$—
Recognition of warrant derivative liability on May 31, 2019	—	—	—	2,416,422
Warrant exercise	—	—	(903,779)	—
Change in fair value of warrants derivative liability	(1,076,264)	(420,840)	(2,447,342)	(822,702)
Ending balance	$1,269,472	$1,593,720	$1,269,472	$1,593,720

NOTE 10.  COMMITMENTS AND CONTINGENCIES

In June 2020, Michael Feinsod resigned as our Executive Chairman, claiming that his resignation was for "Good Reason" under the terms of his employment agreement. If it is ultimately determined that his resignation was, in fact, for "Good Reason", rather than a voluntary act absent "Good Reason", it could enable certain potential claims for benefits under his employment agreement, including potential claims for severance, for the vesting of his unvested options and/or for the extension of the term within which he can exercise his options in the future. Having reviewed the matter, however, we do not believe that Mr. Feinsod's resignation was for "Good Reason". Accordingly, we believe that Mr. Feinsod's resignation was voluntary, and that any such potential claims, if asserted, would be without foundation. Although the outcome of legal proceedings is subject to uncertainty, the Company will vigorously defend any future claims made by Mr. Feinsod alleging a "Good Reason" resignation.

During the nine months ended September 30, 2020, two investors who participated in the private placement of certain Company notes and warrants asked for the return of their outstanding investments of $145,000, citing certain alleged breaches of the non-payment related terms of the investment documents. On October 14, 2020, the Company resolved this with the investors and continues to service the remaining balance on the notes in a timely manner.

NOTE 11.  STOCKHOLDERS’ EQUITY

2020 Capital Raise

On May 29, 2020, we entered into a subscription agreement, as amended with Hershey Strategic Capital, LP and Shore Ventures III, LP with respect to the sale of shares of common stock and warrants to purchase common stock (collectively, the “securities”). The sales of the securities to the Hershey Investor consists of a minimum of $2,185,000 of securities and a maximum of $3,000,000 of securities, as described further below. The purchase price of the securities at each closing is as follows: (i) the purchase price of each share of common stock is $0.3983 per share, and (ii) for each one dollar invested by the Hershey Investor, the Hershey Investor receives a warrant to purchase a number of shares of common stock equal to 75% of the number of shares of common stock purchased by the Hershey Investor at an exercise price per share equal to $0.5565. The warrants have a term of five years. During the three months ended September 30, 2020, we sold $815,000 of the securities to the Hershey Investor, representing 2,046,196 shares of common stock and warrants to purchase 1,534,647 shares of common stock for a purchase price of $0.56 per share. During the nine months ended September 30, 2020, we sold $3,000,000 of securities to the Hershey Investor, representing 7,532,010 shares of common stock and warrants to purchase 5,649,007 shares of common stock at a purchase price of $0.56 per share. The warrants were recorded as equity and equity issuance costs in the amount of $2,173,074. Notwithstanding the foregoing, the Hershey Subscription Agreement provides that the Hershey Investor’s investment shall not exceed 20% or more of the common stock (or securities convertible into or exercisable for common stock) or the voting power of the Company on a post-transaction basis.

The Hershey Subscription Agreement also provides the Hershey Investor with certain participation rights in future financings of the Company until the one-year anniversary of the second closing. The Hershey Subscription Agreement further provides that the Company shall, during a negotiation period ending October 4, 2020, endeavor to cause the existing holders of the promissory notes of the Company having an outstanding balance in the amount of approximately $2,331,000 as of June 1, 2020 that are due on or about January 31, 2021, to extend the maturity date of such notes to a date that is not earlier than January 31, 2022. As of September 30, 2020, $600,000 of the $2,331,000 outstanding notes have extended the maturity date. If, at the end of the Negotiation Period, all of the existing notes have not been amended to extend the maturity dates thereof, then the Company shall issue to the Hershey Investor additional warrants to purchase shares of common stock. Any such additional warrants will be for a number of shares of common stock based on the dollar amount of the outstanding balance of the existing notes that were not extended, with each one dollar of existing notes that were not extended representing one share subject to such additional warrant. The exercise price of any such additional warrants will be equal to 100% of the 30-day volume weighted average price of the Company’s common stock on the last day of the Negotiation Period, provided that such exercise price shall not be lower than $0.45 per share nor higher than $0.56 per share. As of September 30, 2020, the Company has not issued warrants under the Hershey Subscription Agreement. As of the filing date of this Quarterly Report on Form 10-Q, Adam Hershey, a director of the Company and the principal of the Hershey Investor, and the Company are still in negotiations to extend the Negotiation Period and no warrants have been issued.

2019 Capital Raise

On May 31, 2019 we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants to purchase shares of our common stock in a registered direct offering for $1.00 per 2019 Unit. The 2019 Warrants had an exercise price of $1.30 per share at issuance and are exercisable for five years from the date of issuance. The number of shares issuable pursuant to the warrants granted under the 2019 Warrants, as well as the exercise price of those warrants, is subject to adjustment as a result of certain future equity issuances of securities by the Company at a price below the then-effective exercise price of the 2019 Warrants. As a result of such subsequent issuances of securities by the Company during the fourth quarter of 2019, the exercise price of the 2019 Warrants had decreased to $0.45 per share and the number of shares subject to the 2019 Warrants had increased to 8,666,666 shares of common stock as of December 31, 2019. In May 2020, we issued securities at a price lower than the $0.45 per share above. As a result, the exercise price of the 2019 Warrants decreased to $0.40 per share and the number of shares subject to the 2019 Warrants increased to 9,591,614 shares of common stock. This down round adjustment is recorded through the mark to market adjustment made as of September 30, 2020 and is recorded as a gain/loss on warrant derivative liability on the condensed consolidated statement of operations. As of September 30, 2020, there were 7,453,888 of these warrants outstanding.

We received cash of $2,604,355, which is net of $395,645 of issuance costs. Of the gross proceeds, we recorded $2,416,422 as a warrant derivative liability, as discussed in Note 9.

Stock-based compensation

We use the fair value method to account for stock-based compensation. We recorded $420,990 and $768,079 in compensation expense for the three months ended September 30, 2020 and 2019, respectively, and $1,427,931 and $3,013,042, for the nine months ended September 30, 2020 and 2019, respectively. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. The fair value of these instruments was calculated using the Black-Scholes option pricing method.

The following summarizes Employee Awards activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding at December 31, 2019	10,883,780	1.28	5.4	$61,000
Granted	1,902,020	0.47
Forfeited or expired	(3,189,161)	1.47
Outstanding at September 30, 2020	9,596,639	1.06	5.5	$—

Exercisable at September 30, 2020	7,427,999	$1.25	5.8	$—

As of September 30, 2020, there was approximately $115,866 of total unrecognized compensation expense related to unvested employee awards, which is expected to be recognized over a weighted-average period of fifteen months.

NOTE 12. RELATED PARTY TRANSACTIONS

On June 3, 2020, the Company entered into a consulting agreement with Adam Hershey, a board member and investor, pursuant to which he would act as a strategic consultant for the Company, including providing assistance with the sourcing and evaluation of merger and acquisition deals, strategic capital and strategic partnerships or joint ventures. Mr. Hershey is paid an initial monthly rate of $8,333 for the services, subject to certain adjustments. We paid $24,999 and $33,332 for the three and nine months ended September 30, 2020, respectively. In addition, the Hershey Subscription Agreement between the Company and Hershey Strategic Capital, LP and Shore Ventures III, LP provides that the Company will during a Negotiation Period endeavor to cause the existing holders of the promissory notes of the Company having an outstanding balance in the amount of approximately $2,331,000 as of June 1, 2020 that are due on or about January 31, 2021, to extend the maturity date of such notes to a date that is not earlier than January 31, 2022. If, at the end of such Negotiation Period, all of the existing notes have not been amended to extend the maturity dates thereof, then, in the absence of a waiver from the Hershey Investor to the contrary, the Company will issue to the Hershey Investor additional warrants to purchase shares of common stock. See Note 11, “2020 Capital Raise”.

We currently have a lease agreement with Dalton Adventures, LLC in which we rent 17,000 square foot of greenhouse space in Boulder, Colorado for $33,680 a month, of which $30,000 is base rent and $3,680 is property taxes. The owner of Dalton Adventures, LLC is a principal shareholder and board member of the Company. We incurred approximately $101,000 and $182,000 for the three and nine months ended September 30, 2020, respectively.

We currently have a note payable to a former board member who resigned in September 2020 in the amount of $100,000. This note is included in the 15% Notes discussed in Note 8. We have paid approximately $4,000 and $8,000 in interest for the three and nine months ended September 30, 2020, respectively.

NOTE 13.  SEGMENT INFORMATION

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

Three months ended September 30

2020	Operations	Cultivation	Investments	Total
Total revenues	$765,496	$798,352	$21,716	$1,585,564
Costs and expenses	(905,469)	(609,381)	—	(1,514,850)
Operating (loss) income	$(139,973)	$188,971	$21,716	70,714
Corporate expenses				(645,983)
Net loss from continuing operations				$(575,269)

2019	Operations	Cultivation	Investments	Total
Total revenues	$834,334	$—	$28,597	$862,931
Costs and expenses	(784,844)	—	—	(784,844)
Operating income	$49,490	$—	$28,597	78,087
Corporate expenses				(1,968,000)
Net loss from continuing operations				$(1,889,913)

Nine months ended September 30

2020	Operations	Cultivation	Investments	Total
Total revenues	$3,594,736	$1,307,527	$83,814	$4,986,077
Costs and expenses	(3,826,606)	(1,025,507)	(125,000)	(4,977,113)
Operating (loss) income	$(231,870)	$282,020	$(41,186)	8,964
Corporate expenses				(4,351,159)
Net loss from continuing operations				$(4,342,195)

2019	Operations	Cultivation	Investments	Total
Total revenues	2,407,077	—	71,193	2,478,270
Costs and expenses	(2,321,461)	—	(41,723)	(2,363,184)
Operating income	$85,616	$—	$29,470	115,086
Corporate expenses				(8,621,227)
Net loss from continuing operations				$(8,506,141)

	September 30,	December 31,
Total assets	2020	2019
Operations	$372,123	$441,841
Cultivation	3,843,614	—
Investments	451,712	402,988
Corporate	3,475,927	2,135,395
	$8,143,376	$2,980,224

NOTE 14.  SUBSEQUENT EVENTS

The Company has not issued warrants to Hershey Strategic Capital, LP and Shore Ventures III, LP under the Hershey Subscription Agreement entered into by the Company and the Hershey Investor on May 29, 2020. As of the filing date of this Quarterly Report on Form 10-Q, Adam Hershey, a director of the Company and the principal of the Hershey Investor, is still in negotiations with the Company to extend the Negotiation Period.

Subsequent to September 30, 2020, two of the warrant holders in the 2019 Capital Raise (See Note 9) exercised 3,500,000 warrants into 1,118,355 shares of our common stock through cashless exercises. As of the filing date of this Quarterly Report on Form 10-Q, there are 3,953,888 warrants related to the 2019 Capital Raise outstanding.

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

Our Products, Services and Customers

Through our three reporting segments Operations Consulting and Products, Cultivation and Capital Investments, we provide products, services and capital to the regulated cannabis industry and non-cannabis customers, which include the following:

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations. During the three and nine months ended September 30, 2020, 60% and 76% of NBC’s revenue was with one and four customers, respectively.

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

Cultivation (“Cultivation Segment”)

Through our new acquisition of SevenFive Farm (“SevenFive”), we operate a licensed light deprivation greenhouse cultivation facility. We believe our production capability is sufficient to meet the diverse needs of our recreational consumers in Colorado, from cost-effective, high-yield inputs to sophisticated and dried cannabis flower.

During the three and nine months ended September 30, 2020, 15% and 27% of SevenFive’s revenue was with one and two customers, respectively.

Capital Investments (“Investments Segment”)

As a publicly traded company, we have access to capital that may not be available to businesses operating in the cannabis industry. Accordingly, we may provide debt or equity capital through investing in businesses using cash or shares of our common stock.

Results of Operations

The following tables set forth, for the periods indicated, statements of operations data. The tables and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto in this report.

Consolidated Results

	Three months ended September 30,			Percent
	2020	2019	Change	Change
Revenues	$1,585,564	$862,931	$722,633	84%
Costs and expenses	(3,091,379)	(2,716,094)	(375,285)	14%
Other income (expense)	930,546	(36,750)	967,296	(2,632)%
Net loss from continuing operations	(575,269)	(1,889,913)	1,314,644	(70)%
Gain (loss) from discontinued operations	69,005	(364,409)	433,414	(119)%
Net loss	$(506,264)	$(2,254,322)	$1,748,058	(78)%

	Nine months ended September 30,			Percent
	2020	2019	Change	Change
Revenues	$4,986,077	$2,478,270	$2,507,807	101%
Costs and expenses	(10,169,191)	(9,257,661)	(911,530)	10%
Other income (expense)	840,919	(1,726,750)	2,567,669	(149)%
Net loss from continuing operations	(4,342,195)	(8,506,141)	4,163,946	(49)%
Loss from discontinued operations	(78,620)	(1,156,678)	1,078,058	(93)%
Net loss	$(4,420,815)	$(9,662,819)	$5,242,004	(54)%

Revenues

Revenue increased for both our Operations Consulting and Investments Segments. The addition of our Cultivation Segment contributed to the increase in sales. See Segment discussions below for further details.

Costs and expenses

	Three months ended September 30,			Percent
	2020	2019	Change	Change
Cost of sales	$989,916	$452,220	$537,696	119%
Selling, general and administrative	956,576	1,181,270	(224,694)	(19)%
Stock-based compensation expense	420,990	768,079	(347,089)	(45)%
Professional fees	672,987	282,688	390,299	138%
Depreciation and amortization	50,910	31,837	19,073	60%
	$3,091,379	$2,716,094	$375,285	14%

	Nine months ended September 30,			Percent
	2020	2019	Change	Change
Cost of sales	$3,725,600	$1,669,314	$2,056,286	123%
Selling, general and administrative	3,123,196	3,240,742	(117,546)	(4)%
Stock-based compensation expense	1,427,931	3,013,042	(1,585,111)	(53)%
Professional fees	1,784,684	1,254,183	530,501	42%
Depreciation and amortization	107,780	80,380	27,400	34%
	$10,169,191	$9,257,661	$911,530	10%

Cost of sales fluctuates with the changes in revenue and product sales in our Operations Consulting Segment. Product sales has a smaller margin than our service revenues. Cost of sales also includes costs associated with cultivation sales, which fluctuates with the changes in cultivation revenues. See Segment discussions below for further details.

Selling, general and administrative expense decreased for the three months ended September 30, 2020 as compared to September 30, 2019 due to a reduction in employees during the third quarter of 2020 and a concerted effort by management to reduce expenses. Selling, general and administrative expense stayed relatively static for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Stock-based compensation expense included the following:

	Three months ended September 30,			Percent
	2020	2019	Change	Change
Employee awards	$259,930	$552,119	$(292,189)	(53)%
Consulting awards	—	18,758	(18,758)	(100)%
Feinsod agreement	161,062	197,202	(36,140)	(18)%
	$420,992	$768,079	$(347,087)	(45)%

	Nine months ended September 30,			Percent
	2020	2019	Change	Change
Employee awards	$931,986	$2,406,088	$(1,474,102)	(61)%
Consulting awards	73,603	39,961	33,642	84%
Feinsod agreement	422,342	566,993	(144,651)	(26)%
	$1,427,931	$3,013,042	$(1,585,111)	(53)%

Employee awards are issued under our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015, and expense varies primarily due to the number of stock options granted and the share price on the date of grant. The decrease in expense for the three and nine months ended September 30, 2020 as compared to September 30, 2019 is due to the restructuring of the Company in the first quarter of 2020 and the reduction in workforce. We decreased our employee count by over 50% resulting in a sharp decrease in employee award expense. Consulting awards are granted to third parties in lieu of cash for services provided. The Feinsod Agreement expense represents stock-based compensation pursuant to agreements with Michael Feinsod for serving as the Executive Chairman of our Board.

Professional fees consist primarily of accounting and legal expenses and increased for the three months and nine ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 due to increased activity related to acquisitions, fund raisings and litigation.

Other Expense

	Three months ended September 30,			Percent
	2020	2019	Change	Change
Amortization of debt discount and equity issuance costs	$61,002	$83,094	$(22,092)	(27)%
Interest expense	84,716	75,996	8,720	11%
Debt extinguishment	—	298,500	(298,500)	(100)%
Gain on derivative liability	(1,076,264)	(420,840)	(655,424)	156%
	$(930,546)	$36,750	$(967,296)	(2,632)%

	Nine months ended September 30,			Percent
	2020	2019	Change	Change
Amortization of debt discount and equity issuance costs	$199,839	$1,976,869	$(1,777,030)	(90)%
Interest expense	359,436	274,083	85,353	31%
Debt extinguishment	1,186,336	298,500	887,836	297%
Gain on derivative liability	(2,447,343)	(822,702)	(1,624,641)	197%
Gain on sale of building	(139,187)	—	(139,187)	(100)%
	$(840,919)	$1,726,750	$(2,567,669)	(149)%

Amortization of debt discount was lower in 2020 compared to 2019, due to the April 2018 debt paid off in the second quarter of 2019. This was offset slightly by new debt issued in the third and fourth quarters of 2019 and the first quarter of 2020. Interest expense increased in 2020 due to the new debt entered in the third and fourth quarters of 2019 and the first quarter of 2020. The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants. The loss on extinguishment of debt is due to the conversion and extension of the SBI debt, the exchange of the 12% Notes into the 15% Notes and the extension of a portion of the 15% Notes. The gain on the sale of the building is the gain we recognized as a result of the sale of our building in March 2020.

Operations Consulting and Products

	Three months ended September 30,			Percent
	2020	2019	Change	Change
Revenues	$765,496	$834,334	$(68,838)	(8)%
Costs and expenses	(905,469)	(784,844)	(120,625)	15%
	$(139,973)	$49,490	$(189,463)	(383)%

	Nine months ended September 30,			Percent
	2020	2019	Change	Change
Revenues	$3,594,736	$2,407,077	$1,187,659	49%
Costs and expenses	(3,826,606)	(2,321,461)	(1,505,145)	65%
	$(231,870)	$85,616	$(317,486)	(371)%

The decrease in NBC revenues for the three months ended September 30, 2020 as compared to September 30, 2019 is due to a decrease in both service and product revenues due to COVID-19. The increase in NBC revenues for the nine months ended September 30, 2020 is primarily related to an increase in product sales throughout 2020 with COVID-related decreases in services and application fees completed in 2020. Ongoing management revenue remained consistent with prior year. The lower margin is due to increased product sales and a decrease in applications. The increase in expenses is directly related to the increase in product sales.

Cultivation

	Three months ended September 30,			Percent
	2020	2019	Change	Change
Revenues	$798,352	$—	$798,352	100%
Costs and expenses	(609,381)	—	(609,381)	100%
	$188,971	$—	$188,971	100%

	Nine months ended September 30,			Percent
	2020	2019	Change	Change
Revenues	$1,307,527	$—	$1,307,527	100%
Costs and expenses	(1,025,507)	—	(1,025,507)	100%
	$282,020	$—	$282,020	100%

This is a new segment as of September 30, 2020; therefore, all amounts are an increase from the prior year.

Investments

	Three months ended September 30,			Percent
	2020	2019	Change	Change
Revenues	$21,716	$28,597	$(6,881)	(24)%
Costs and expenses	—	—	—	—%
	$21,716	$28,597	$(6,881)	(24)%

	Nine months ended September 30,			Percent
	2020	2019	Change	Change
Revenues	$83,814	$71,193	$12,621	18%
Costs and expenses	(125,000)	(41,723)	(83,277)	200%
	$(41,186)	$29,470	$(70,656)	(240)%

The decrease in investments revenue for the three months ended September 30, 2020 as compared to September 30, 2019 is due to one of the three notes being paid off in December 2019. The increase in revenues for the nine months ended September 30, 2020 as compared to September 30, 2019 is related to three new notes receivables that were executed in the first quarter of 2019. The increase in 2020 is due to a note that went into default during the second quarter of 2020, resulting in a higher interest rate in 2020. All revenue is interest, and loan origination fees related to these new notes. The increase in costs and expenses in 2020 is due to an allowance on one of our note receivables due to the note going into default in the second quarter of 2020.

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

Sources and uses of cash

We had cash of $734,305 and $122,390 as of September 30, 2020 and December 31, 2019, respectively. Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(4,384,372)	$(4,529,312)
Net cash provided by (used in) investing activities	1,264,790	(1,001,091)
Net cash provided by (used in) financing activities	3,615,000	(1,794,875)

Net cash used in operating activities decreased slightly in 2020 due to an increase in revenue as well as the acquisition of SevenFive Farm which provides positive operating cash flows.

Net cash provided by investing activities for the nine months ended September 30, 2020 consisted of proceeds of $1,421,134 from the sale of the office building in Denver, CO and purchases of equipment of $156,344. Net cash used in investing activities for the nine months ended September 30, 2019 consisted of issuing notes receivable of $705,000 as well as the purchase of equipment of $296,091.

Net cash provided by financing activities for the nine months ended September 30, 2020 related to proceeds of $1,500,000 from a notes payable offset by payment on a notes payable of $975,000. We also received $3,000,000 in proceeds related to the sale of our common stock and $90,000 from the exercise of warrants.

Net cash used in financing activities for the nine months ended September 30, 2019 related to the payment on notes payable of $5,743,000, proceeds from the sale of common stock and warrants of $2,604,355, proceeds from notes payable of $1,155,000 and proceeds from the exercise of stock options of $188,770.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2020. Part of our growth strategy, however, is to acquire operating businesses. We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) attributable to common stockholders calculated in accordance with GAAP, adjusted for the impact of stock-based compensation expense, acquisition related expenses, non-recurring professional fees in relation to litigation and other non-recurring expenses, depreciation and amortization, amortization of debt discounts and equity issuance costs, loss on extinguishment of debt, interest expense, income taxes and certain other non-cash items. Below we have provided a reconciliation of Adjusted EBITDA per share to the most directly comparable GAAP measure, which is net income (loss) per share.

We believe that the disclosure of Adjusted EBITDA provides investors with a better comparison of our period-to-period operating results. We exclude the effects of certain items when we evaluate key measures of our performance internally and in assessing the impact of known trends and uncertainties on our business. We also believe that excluding the effects of these items provides a more comparable view of the underlying dynamics of our operations. We believe such information provides additional meaningful methods of evaluating certain aspects of our operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. This supplemental financial information should be considered in addition to, not in lieu of, our condensed consolidated financial statements.

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is net loss.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(574,460)	$(2,254,322)	$(4,627,546)	$(10,854,819)
Adjustment for (gain) loss from discontinued operations	(69,005)	364,409	78,620	1,156,678
Loss from continuing operations attributable to common stockholders	(643,465)	(1,889,913)	(4,548,926)	(9,698,141)
Adjustments:
Stock-based compensation	420,990	768,079	1,427,931	3,013,042
Acquisition related expenses	183,793	—	491,989	318,681
Non-recurring professional services	263,522	59,377	790,565	394,563
Depreciation and amortization	50,910	31,837	107,780	80,380
Amortization of debt discount and equity issuance costs	61,002	83,094	199,839	1,976,869
Loss on extinguishment of debt	—	298,500	1,186,336	298,500
Interest expense	84,716	75,996	359,436	274,083
Severance	63,052	100,000	103,302	100,000
Gain on sale of building	—	—	(139,187)	—
Gain on warrant derivative liability	(1,076,264)	(420,840)	(2,447,343)	(822,702)
Provision for income taxes	68,196	—	108,731	—
Total adjustments	119,917	996,043	2,189,379	5,633,416
Adjusted EBITDA	$(523,548)	$(893,870)	$(2,359,547)	$(4,064,725)

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, our disclosure controls and procedures were not effective as of September 30, 2020 because of a material weakness in our internal control over financial reporting. We did not maintain effective controls over the accounting for the anti-dilution adjustment provisions contained in the 2019 Warrants. Specifically, the control did not operate effectively relating to the accuracy and presentation and disclosure of the accounting for certain outstanding warrant agreements. This control deficiency resulted in the misstatement of liability warrants and the misstatement of non-cash expense resulting from required periodic “mark-to-market” adjustments of the aforementioned warrants. If not remediated, this control deficiency could result in future material misstatements of these accounts and disclosures that would not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

Remediation Plan

We have commenced measures to remediate the identified material weakness. These measures include adding personnel as well as redesigning existing quarterly control procedures to enhance management’s accounting for any derivative or convertible securities issued by the Company. The actions we are taking are subject to ongoing senior management review, as well as audit committee oversight. Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

During the nine months ended September 30, 2020, two investors who participated in the private placement of certain Company notes and warrants asked for the return of their outstanding investments of $145,000, citing certain alleged breaches of the non-payment related terms of the investment documents. On October 14, 2020, the Company reached a settlement with the investors and continues to service the remaining balance on the notes in a timely manner.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended, and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1

Extension to Subscription Agreement entered into as of May 31, 2020 by the Company, Hershey Strategic Capital, LP and Shore Ventures III, LP, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 14, 2020.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORP

Date: November 12, 2020	/s/ Steve Gutterman
Steve Gutterman, Chief Executive Officer
Principal Executive Officer

/s/ Diane Jones
Diane Jones, Chief Financial Officer
Principal Financial and Accounting Officer