Form 10-K
period 2020-12-31
GENERAL CANNABIS CORP
filed 2021-04-01
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻   No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻   No ⌧

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻	Non-accelerated filer	⌧
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐   No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2020, was $21,883,111.

As of March 29, 2021, the Registrant had 62,146,515 issued and outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders

PART I

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

Some factors that might cause such differences are described in the section entitled “Risk Factors” in this Report and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”), which factors include, without limitation, the following:

●	Competition from other similar companies;
●	Regulatory limitations on the products or services we can offer and markets we can serve;
●	Other changes in the regulation of medical and recreational cannabis use;
●	Changes in underlying consumer behavior, which may affect the business of our customers;
●	Our ability to access adequate financing on reasonable terms and our ability to raise additional capital in order to fund our operations;
●	Our ability to identify and successfully integrate acquisitions, and the ability of acquired businesses to perform as expected;
●	Challenges with new products, services and markets; and
●	Fluctuations in the credit markets and demand for credit.

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

ITEM 1. BUSINESS.

Business Strategy

The cannabis industry is dynamic and becoming more mature. As markets like Colorado mature, we believe that an opportunity exists for operationally excellent companies to build scale by acquiring and operating licensed cannabis businesses. Accordingly, we are focused on: (1) identifying licensed cannabis assets that we can acquire, (2) focusing on execution, which will allow us to continue to generate cash and meet our financial commitments and, (3) moving with an urgency that reflects our conviction and confidence in our ability to create the customers’ loyalty and advocacy. To that end, during the years ended 2020 and 2019, we implemented the following significant actions in support of our continued growth:

●	On May 4, 2020, we received a Suitability Approval from the Colorado Marijuana Enforcement Division (“MED”), becoming one of the first, and to date, one of the only public companies pre-approved to acquire licensed cannabis facilities.
●	On May 13, 2020, we received approval of the transaction and transfer of the Dalton Adventures, LLC (“Seller”) license from the Colorado Marijuana Enforcement Division (“the MED”). On May 25, 2020, we finalized the acquisition, pursuant to which we acquired the assets of the Seller that constitute the business of SevenFive Farm, a cultivation facility located in Boulder, Colorado. The purchase price paid by the Company to the Seller was 8,859,117 shares of common stock. Barker Dalton, the sole member and owner of Dalton Adventures, LLC, joined our Board of Directors in September 2020.

●	On May 29, 2020, we entered into a subscription agreement, as amended with Hershey Strategic Capital, LP and Shore Ventures III, LP (collectively the “Hershey Investor”) with respect to the sale of shares of common stock and warrants to purchase common stock. During the year ended December 31, 2020, we sold $3,000,000 of securities to the Hershey Investor, representing 7,532,010 shares of common stock and warrants to purchase 5,649,007 shares of common stock with an exercise price of $0.5565 per share. In accordance with the terms of the subscription agreement, we issued an additional 1,631,000 warrants in December 2020 to purchase common stock with an exercise price of $0.4917 to the Hershey Investor. As part of these transactions, Adam Hershey joined our Board of Directors in July 2020.

●	In September 2020, we added to the strength of our Board of Directors by adding Carl Williams as Chairman and Independent Director, Richard Travia as Independent Director and Barker Dalton as Director.
●	On December 23, 2020 and February 8, 2021, the Company entered into a Securities Purchase Agreement with each of certain accredited investors, pursuant to which the Company issued and sold senior convertible promissory notes (the “Notes”) with an aggregate principal amount of $4,600,000 in exchange for payment to the Company by certain investors of an aggregate amount of $3,600,000 in cash, as well as cancellation of outstanding indebtedness in the aggregate amount of $1,000,000 represented by certain of the prior promissory notes issued by the Company in February 2020 to certain other Investors. In connection with the issuance of the Notes, the holders received warrants to purchase shares of the Company’s common stock equal to 20% coverage of the aggregate principal amount at $0.56 per share. The Notes bear interest at an annual rate of 10%. Notes with an aggregate principal amount of $2,940,000 will mature on December 23, 2023 and Notes with an aggregate principal amount of $1,660,000 will mature on February 8, 2024. The Investors have the option at any time to convert up to 50% of the outstanding unpaid principal and accrued interest of the Notes into the Company’s common stock at a variable price of 80% of the market price but no less than $0.65 per share and no more than $1.00 per share.
●	On December 26, 2019, the Board of Directors and management made the strategic decision to investigate a possible buyer for our Security Segment and if no buyer could be found, cease operations of the Security

Segment. We transferred all our Colorado security contracts and employees to a company on January 16, 2020. On February 6, 2020 we cancelled all our security contracts in California.

●	On December 26, 2019, the Board of Directors and management made the strategic decision to cease operations of Chiefton, our apparel line.

●	On December 26, 2019, the Board of Directors and management committed to a plan to cease operations of STOA Wellness, our retail CBD store. We transferred all assets of STOA Wellness to an individual on January 10, 2020, in exchange for the release on the outstanding lease.

We determined the sale and disposal of our security and consumer goods segments represented a strategic shift that had a significant effect on our results of operations and, as a result, we have presented the disposal as held for sale and discontinued operations in our financial statements. Unless noted otherwise, discussion in this Annual Report on Form 10-K pertains to our continuing operations.

History and Corporate Structure

General Cannabis Corp, a Colorado corporation, was incorporated on June 3, 2013. We operate through our eight wholly-owned subsidiaries: (a) 6565 E. Evans Owner LLC, a Colorado limited liability company formed in 2014; (b) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; (c) GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015; (d) GC-NY Health, LLC, a New York limited liability company formed in 2019; (e) Standard Cann, Inc., a Colorado corporation formed in 2019; (f) SevenFive Farm, LLC, a limited liability company formed in 2020, (g) SevenFive Farm Cultivation, LLC, a limited liability company formed in 2020 and (h) GC Corp., a Colorado corporation, originally formed in 2013 under the name ACS Corp. In 2015, the name was changed to GC Corp.

Our Products, Services and Customers

Through our reporting segments (Operations, Cultivation, and Investments), we provide products, services and capital to the regulated cannabis industry and non-cannabis customers, which include the following:

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations. During 2020 and 2019, 62% and 59% of NBC’s revenue was from four customers and three customers, respectively.

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

Cultivation (“Cultivation Segment”)

Through our acquisition of SevenFive Farm ("SevenFive") in May 2020, we operate a licensed light deprivation greenhouse cultivation facility. During 2020, 28% of SevenFive Farm’s revenue was from two customers.

Capital Investments and Real Estate (“Investments Segment”)

We may provide debt or equity capital to cannabis businesses through investing in businesses using cash or shares of our common stock.

Competitive Strengths

We believe we possess certain competitive strengths and advantages in the industries in which we operate:

Cultivation Expertise. NBC has designed and operated cultivation facilities across the country. As we execute on our rollup strategy, this expertise enables us to evaluate, acquire and operate these facilities efficiently.

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

Cultivation. The Colorado cultivation market is highly fragmented. There are over one million cannabis plants cultivated for cannabis sales each year and a typical 15,000 to 20,000 square foot grow facility contains approximately 5,000 to 7,500 plants. We believe that there is a significant opportunity to identify and acquire additional cultivation assets, which will ultimately supply our own proprietary brands and retail locations.

Capital Investments and Real Estate. Because cannabis is still illegal at the federal level, many banks and traditional financial institutions refuse to provide financial services to cannabis-related business. With the growth of the cannabis industry, however, there has been growth in alternative financing and banking resources. Many of these alternative sources have more capital and resources than we have.

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

In light of the conflict between federal laws and state laws regarding cannabis, the administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations (see “-- FinCEN”). The policies of the Obama administration concerning federal law enforcement regarding cannabis, notwithstanding the rescission of the Cole Memo (see below), were continued during the Trump administration and we expect them to be continued during the Biden administration.

Congress previously enacted an omnibus spending bill that included a provision (the “Rohrabacher-Blumenauer Amendment”) prohibiting the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. This provision is renewed annually by Congress and is current through September 30, 2021. In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Blumenauer Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

These developments previously were met with a certain amount of optimism in the cannabis industry, but (i) neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted, (ii) the Rohrabacher-Blumenauer Amendment, being an amendment to an appropriations bill that must be renewed annually, has not currently been renewed beyond September 30, 2021, and (iii) the ruling in United States v. McIntosh is only applicable precedent in the Ninth Circuit, which does not include Colorado, the state where we currently primarily operate.

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

It is unclear at this time whether the Sessions Memo will be rescinded by the Biden administration; nor is it clear whether the Biden administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. We currently cultivate, distribute and sell cannabis. We may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change. As of the date of this Report, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. Accordingly, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

Recent 2019 legislative proposals have been introduced:

●	Sensible Enforcement of Cannabis Act. This would protect cannabis businesses and consumers in states where cannabis has been legalized, while continuing the federal cannabis prohibition to remain in place in states where cannabis has not been legalized.
●	Marijuana Revenue and Regulation Act. This would create a nationwide regulatory structure for legalizing cannabis and removing it from the CSA.
●	SAFE Banking Act. This would protect financial institutions that offer services to state-legal cannabis-related businesses.
●	Marijuana Opportunity, Reinvestment and Expungement Act (MORE Act). This would end the criminalization of cannabis at the federal level by removing it from the list of controlled substances in the CSA, as well as eliminating related criminal penalties.

None of the above proposals have been enacted; and while the Biden administration appears to have a more friendly position toward legalization of cannabis generally than the Trump administration, it cannot presently be determined what position the current administration will take on either of these proposals.

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

At the time of its issuance, the Cole Memo reiterated Congress’s determination that cannabis is a dangerous drug and that the illegal distribution and sale of cannabis is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo noted that the DOJ was committed to enforcement of the CSA consistent with those determinations. It also noted that the DOJ was committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provided guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Enforcement Priorities”) in preventing:

●	the distribution of cannabis to minors;
●	revenue from the sale of cannabis from going to criminal enterprises, gangs, and cartels;

●	the diversion of cannabis from states where it is legal under state law in some form to other states;
●	state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
●	violence and the use of firearms in the cultivation and distribution of cannabis;
●	drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;
●	the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and
●	cannabis possession or use on federal property.

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

Licensing and Local Regulations

Where applicable, we apply for state licenses or similar approvals that are necessary to conduct our business in compliance with local laws. Our subsidiary, GC Corp., has been registered with the MED as an approved vendor since September 8, 2014. GCS, another subsidiary, has been registered as a MED approved vendor since March 11, 2015.

On May 1, 2020, the MED granted regulatory approval to the Company as a qualified and suitable buyer of licensed cannabis operations in the State. This authorization, known as a Suitability Approval, establishes the Company as one of the first public companies authorized to acquire licensed cultivation, manufacturing and retail operations throughout Colorado.

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

Human Capital

We are managed and operated by the Board of Directors and executive officers of General Cannabis Corp. As of December 31, 2020, we had 43 full-time employees. Executing our strategic vision requires that we attract and retain the best talent. The Company must appropriately reward high-performers and offer competitive benefits.  The Company offers comprehensive benefits, including medical, dental and vision insurance for employees, their spouses or domestic partners, and their dependents. We also provide retirement programs, life insurance, family assistance, short-term disability and paid vacation and sick time. As a people-first company rooted in values, our purpose of cultivating an inclusive environment means hiring world-class individuals dedicated to fostering a culture that champions diversity, ensures equity, and celebrates inclusion. We provide opportunities for our employees to drive our strategy by creating programs that raise awareness, allowing courageous conversations and a more inclusive culture.

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

Information about our Executive Officers

Our executive officers, with their ages and the offices held as of March 31, 2021, are as follows:

Name	Age	Positions
Steven D. Gutterman	51	Chief Executive Officer and Director
Diane Jones	56	Chief Financial Officer

Steve Gutterman was appointed a director and as our Chief Executive Officer on December 13, 2019. Mr. Gutterman is a member of the Corporate Governance and Nominating Committee.  Mr. Gutterman has more than two decades of experience leading high growth businesses in highly regulated industries. Most recently, Mr. Gutterman served as President of Harvest Health & Recreation, one of the largest cannabis multi-state operators in the US, where he led the company’s public offering and led its global operations. Prior to that, he served as Chief Executive Officer of market research company Mobile Accord and before that as Executive Vice President and Chief Operating Officer of E*TRADE Bank, a $35 billion federally regulated thrift. Mr. Gutterman holds a JD/MBA from Columbia University and BA Cum Laude in Political Science from Tufts University.

Diane Jones was appointed our Chief Financial Officer and Principal Financial Officer and Principal Accounting Officer on September 13, 2020. Prior to her appointment, since 2015 Ms. Jones owned her own consulting firm, where she provided accounting and finance consulting services to numerous public and private companies. While consulting, Ms. Jones was responsible for her clients’ accounting and valuation for business mergers, acquisitions and divestitures, Securities and Exchange Commission filings, technical accounting and process improvements. Ms. Jones served as Senior Director of Shared Financial Services of Arrow Electronics, Inc. from 2010 to 2013 and as Worldwide Controller of Arrow Electronics Computing Solutions, a division of Arrow Electronics, Inc., from 2008 to 2009, where she was responsible for back office accounting operations, acquisition integration, and oversight of accounting functions. Prior to that, Ms. Jones served as Assistant Corporate Controller of Ball Corporation, a public packaging company, where she was responsible for SEC filings, Sarbanes-Oxley compliance, management reporting and oversight of all accounting functions. Ms. Jones also has eight years of experience as an auditor with big four audit firms as a senior manager, serving both public and private companies. She is a licensed certified public accountant in the state of Colorado and holds a BBA degree in marketing from Texas A&M University and an MBA with an emphasis in accounting from the University of Houston.

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

We operate in an evolving industry that may not develop as expected. Furthermore, our operations continue to evolve under our business plan as we continually assess new strategic opportunities for our business within our industry. Assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in our industry can be affected by a wide variety of factors including:

●	Competition from other similar companies;
●	Regulatory limitations on the products we can offer and markets we can serve;
●	Other changes in the regulation of medical and recreational cannabis use;
●	Changes in underlying consumer behavior, which may affect the business of our customers;
●	Our ability to access adequate financing on reasonable terms and our ability to raise additional capital in order to fund our operations;
●	Challenges with new products, services and markets; and
●	Fluctuations in the credit markets and demand for credit.

We may not be able to successfully address these factors, which could negatively impact our growth, harm our business and cause our operating results to be worse than expected.

We have a history of losses and may not achieve profitability in the future.

We generated net losses of approximately $7.7 million and $15.5 million, respectively, in the years ended December 31, 2020 and 2019. As of December 31, 2020, we had an accumulated deficit of approximately $75 million. We will need to generate and sustain increased revenues in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase any such level of profitability.

As we grow, we expect to continue to expend substantial financial and other resources on:

●	personnel, including significant increases to the total compensation we pay our employees as we grow our employee headcount;
●	expenses relating to increased marketing efforts;
●	strategic acquisitions of businesses and real estate; and
●	general administration, including legal, accounting and other compliance expenses related to being a public company.

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

The cultivation, manufacture, distribution, and possession of marijuana is illegal under U.S. federal law. The Supremacy Clause of the United States Constitution establishes that the US Constitution and federal laws made pursuant to it are paramount and, in case of conflict between federal and state law, the federal law must be applied. Accordingly, federal law applies even in those states in which the use of marijuana has been legalized. Enforcement of federal law regarding marijuana would harm our business, prospects, results of operation, and financial condition.

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

In light of such conflict between federal laws and state laws regarding cannabis, the administration under President Obama had effectively stated that it was not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA (see “Business—Government and Industry Regulation—The Cole Memo”). In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act obligations (see “Business—Government and Industry Regulation—FinCEN”).

Congress previously enacted an omnibus spending bill that included a provision (the “Rohrabacher-Blumenauer Amendment”) prohibiting the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. This provision is renewed annually by Congress, and is current through September 30, 2021. In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Blumenauer Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

These developments previously were met with a certain amount of optimism in the cannabis industry, but (i) neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted, (ii) the Rohrabacher-Blumenauer Amendment, being an amendment to an appropriations bill that must be renewed annually, has not currently been renewed beyond September 30, 2021, and (iii) the ruling in United States v. McIntosh is only applicable precedent in the Ninth Circuit, which does not include Colorado, the state where we currently primarily operate.

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

It is unclear at this time whether the Sessions Memo will be rescinded by the Biden administration; nor is it clear whether the Biden administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. We may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change.  As of the date of this Report, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. As a result, strict enforcement of federal prohibitions regarding cannabis could subject the Company to criminal prosecution.

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

The potential regulation of cannabis by the US Food and Drug Administration could subject us to additional costs and regulatory requirements

Should the federal government legalize cannabis, it is possible that the US Food and Drug Administration (FDA), would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact they would have on the cannabis industry is unknown, including what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the regulations or registration as prescribed by the FDA it may have an adverse effect on our business, operating results and financial condition.

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

The recreational cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the recreational cannabis produced. Cannabis is a controversial topic, and consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of recreational cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the recreational cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows. Dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on our business and results of operations. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of recreational cannabis in general, or our products specifically, or associating the consumption of recreational cannabis with illness or other negative effects or events, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

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

We operate an agricultural business and are subject to weather and climate conditions.

Our business involves the growing of recreational cannabis, an agricultural product. Such business will be subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Further, to the extent that our products are grown outside, we are subject to weather and climate conditions. Extended cold streaks, rain or snow, or generally cold weather or climate, could materially adversely affect our cannabis plants. Accordingly, there can be no assurance that natural elements will not have a material adverse effect on any future production of our products.

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

Unfavorable tax treatment of cannabis businesses

Under Section 280E of the United States Internal Revenue Code of 1986 as amended (“Section 280E”), “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the Controlled Substances Act) which is prohibited by Federal law or the law of any state in which such trade or business is conducted.” This provision has been applied by the U.S. Internal Revenue Service to cannabis operations, prohibiting them from deducting expenses directly associated with the sale of cannabis. Although the IRS issued a clarification allowing the deduction of certain expenses that can be categorized as cost of sales, the scope of such items is interpreted very narrowly and include the cost of seeds, plants, and labor related to cultivation, while the bulk of operating costs and general administrative costs are not permitted to be deducted. Section 280E therefore has a significant impact on the retail side of cannabis, but a lesser impact on cultivation, processing, production and packaging operations. A result of Section 280E is that an otherwise profitable business may, in fact, operate at a loss, after taking into account its U.S. income tax expenses.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

We have federal and state net operating loss carryforwards that may be limited or expire unused.  The Company is currently evaluating whether there have been one or more ownership changes pursuant to IRC 382 and 383.  If we determine there were one or more ownership changes under these rules, the use of our U.S. federal and state net operating loss carryforwards may be limited and/or otherwise expired unused.  Any such limitation or expiration could materially affect our ability to offset future tax liabilities with net operating losses.

We may be unable to obtain capital to execute our business plan.

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

As an important part of our roll-up business strategy, we strategically acquire businesses and real property, some of which may be material. These acquisitions involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our results of operations:

●	The applicable restrictions on the cannabis industry and its participants limit the number of available suitable businesses and real properties that we can acquire;
●	Any acquired business or real property could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable;
●	We may incur or assume significant debt in connection with our acquisitions;
●	Acquisitions could cause our results of operations to differ from our own or the investment community’s expectations in any given period, or over the long term; and
●	Acquisitions could create demands on our management that we may be unable to effectively address, or for which we may incur additional costs.

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

Our operating locations could be targets for theft and our physical security measures may not prevent all security breaches

Our operating locations could be targets for theft. While we have implemented security measures at our operating locations and we continue to monitor and improve security measures, our cultivation and processing facilities could be subject to break-ins, robberies and other breaches in security. If there is a breach in security and we fall victim to a robbery or theft, the loss of cannabis plants, cannabis oils, cannabis flowers and cultivation and processing equipment could have a material adverse impact on our business, financial condition and results of operations.

To the extent that our business involves the movement and transfer of cash which is collected from locations and deposited into financial institutions, there is a risk of theft or robbery during the transport of cash. We may engage a security firm to provide security in the transport and movement of large amounts of cash. While we have taken steps to prevent theft or robbery of cash during transport, there can be no assurance that there will not be a security breach during the transport and the movement of cash involving the theft of product or cash.

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

Insurance that is otherwise readily available, such as workers’ compensation, general liability, and directors’ and officers’ insurance, is more difficult for us to find and more expensive, because of our involvement in the cannabis industry. There are no guarantees that we will be able to find such insurance in the future, or that the cost will be affordable to us. If we are forced to go without such insurance, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon its financial performance and results of operations.

We may be subject to product liability claims

We face an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. In addition, the sale of our products would involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of marijuana alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury or illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with its clients and consumers generally, and could have a material adverse effect on our business, results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our current or potential products.

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

The market price of our common stock has been, and may in the future, be volatile. Between January 1, 2015, and December 31, 2020, the closing price of our stock has ranged from a low of $0.27 per share to a high of $10.35 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

●	regulatory developments at the federal, state or local level;
●	announcements of new products, services, relationships with strategic partners, acquisitions or other events by us or our competitors;
●	changes in general economic conditions;
●	price and volume fluctuations in the overall stock market from time to time;
●	significant volatility in the market price and trading volume of similar companies in our industry;
●	fluctuations in the trading volume of our shares or the size of our public float;

●	actual or anticipated changes in our operating results or fluctuations in our operating results;
●	major catastrophic events;
●	sales of large blocks of our stock; or
●	changes in senior management or key personnel.

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company we have incurred, and particularly after we are no longer a smaller reporting company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the OTCQB Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements, and will make some activities more time-consuming and costly.

We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located in Denver, Colorado and our Cultivation facility is located in Boulder Colorado. Both locations are leased by the Company. For additional information regarding the lease terms and provisions, see Note 10. “Leases” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

General Cannabis Corp common stock (CANN) is listed for trading on the OTC Market’s OTCQB.

Holders

As of March 29, 2021, we had approximately 69 holders of record of our common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. In addition, our Articles of Incorporation authorize the Board to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to stockholders, generally, and will have the effect of limiting stockholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K (annual report), which include additional information about our accounting policies, practices and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts and circumstances and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Our MD&A contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial condition. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended. We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date of this Report is filed. General Cannabis Corp and its subsidiaries are referred to collectively as “GCC” “the Company,” “we, “us” or “our” in the following discussion and analysis.

Results of Operations

The following tables set forth, for the periods indicated, statements of operations data. The tables and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto appearing in Item 8 in this Report.

Consolidated Results

	Year ended December 31,			Percent
	2020	2019	Change	Change
Revenues	$7,120,040	$3,666,346	$3,453,694	94%
Costs and expenses	(13,185,819)	(12,528,035)	(657,784)	5%
Other expense	(1,553,043)	(4,946,569)	3,393,526	(69)%
Net loss from continuing operations	(7,618,822)	(13,808,258)	6,189,436	(45)%
Loss from discontinued operations	(60,870)	(1,675,539)	1,614,669	(96)%
Net loss	$(7,679,692)	$(15,483,797)	$7,804,105	(50)%

The following discussion of our results of operations relates to our continuing operations. See Note 3 to the consolidated financial statements for information concerning discontinued operations.

Revenues

Our acquisition of SevenFive Farm in May 2020 added approximately $2.3 million in revenues for the year ended December 31, 2020. Our Operations Segment increased revenues by $1.6 million to $5.2 million for the year ended December 31, 2020, from $3.6 million for the year ended December 31, 2019, primarily driven by an increase in product sales. See Segment discussions below for further details.

Costs and expenses

	Year ended December 31,			Percent
	2020	2019	Change	Change
Cost of revenues	$5,467,197	$2,467,100	$3,000,097	122%
Selling, general and administrative	3,699,079	4,379,800	(680,721)	(16)%
Stock-based compensation	1,504,389	3,966,621	(2,462,232)	(62)%
Professional fees	2,299,693	1,598,818	700,875	44%
Depreciation and amortization	215,461	115,696	99,765	86%
	$13,185,819	$12,528,035	$657,784	5%

The increase in cost of revenues is primarily driven by our acquisition of SevenFive Farm in May 2020 and an increase of cost of sales in our Operations Segment directly correlated to the increase in product sales in the year ended December 31, 2020. See Segment discussions below for further details.

Selling, general and administrative expense decreased by $0.7 million to $3.7 million for the year ended December 31, 2020 from $4.4 million for the year ended December 31, 2019 primarily due to management’s emphasis on cost controls and decreases in salary expense due to the discontinuation of certain business operations; decreased marketing costs; and decreased travel expenses due to COVID-19 pandemic.

Stock-based compensation included the following:

	Year ended December 31,			Percent
	2020	2019	Change	Change
Employee awards	$1,411,442	$3,880,938	$(2,469,496)	(64)%
Consulting awards	92,947	85,683	7,264	8%
	$1,504,389	$3,966,621	$(2,462,232)	(62)%

Employee awards are issued under our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015, and expense varies primarily due to the number of stock options granted and the share price on the date of grant. The decrease in expense for the year ended December 31, 2020 is due to the restructuring of the Company in the first quarter of 2020 and the reduction in workforce. We decreased our employee count by over 50% resulting in a sharp decrease in employee award expense. Consulting awards are granted to third parties in lieu of cash for services provided.

Professional fees consist primarily of accounting and legal expenses and have increased from 2019 due to increased activity related to acquisitions and fund raising activities.

Depreciation and amortization expense increased in 2020 due to the acquisition of SevenFive Farm.

Other Expense

	Year ended December 31,			Percent
	2020	2019	Change	Change
Amortization of debt discount	$295,256	$2,019,726	$(1,724,470)	(85)%
Interest expense	453,522	345,371	108,151	31%
Loss on extinguishment of debt	1,638,009	377,300	1,260,709	334%
(Gain) loss on derivative liability	(735,796)	2,204,172	(2,939,968)	(133)%
Gain on sale of building	(139,187)	—	(139,187)	(100)%
Loss on investment	41,239	—	41,239	100%
	$1,553,043	$4,946,569	$(3,393,526)	(69)%

Amortization of debt discount was lower in 2020 compared to 2019, due to the April 2018 debt paid off in the second quarter of 2019. This was offset slightly by new debt issued in the third and fourth quarters of 2019 and the first quarter of 2020. Interest expense increased in 2020 due to the new debt entered in the third and fourth quarters of 2019 and the first quarter of 2020. The increase in the loss on extinguishment of debt in 2020 is primarily due to the conversion and extension of the SBI debt, the exchange of the 12% Notes into the 15% Notes, and the extension of a portion of the 15% Notes. The (gain)/loss on warrant derivative liability reflects the change in the fair value of the 2019 Warrants. The gain on the sale of the building is from the sale of our building in March 2020.

Operations Consulting and Products

	Year ended December 31,			Percent
	2020	2019	Change	Change
Revenues	$5,195,000	$3,570,909	$1,624,091	45%
Costs and expenses	(5,312,427)	(3,372,174)	(1,940,253)	58%
Segment operating (loss) income	$(117,427)	$198,735	$(316,162)	(159)%

The increase in revenues primarily related to an increase in product sales throughout 2020 with COVID-related decreases in services and application fees completed in 2020. The increase in expenses is directly related to the increase in product sales.

Cultivation

	Year ended December 31,			Percent
	2020	2019	Change	Change
Revenues	$2,279,867	$—	$2,279,867	100%
Costs and expenses	(1,865,399)	—	(1,865,399)	100%
Segment operating income	$414,468	$—	$414,468	100%

This is a new segment in 2020, therefore all amounts are an increase from the prior year.

Investments

	Year ended December 31,			Percent
	2020	2019	Change	Change
Revenues	$103,837	$95,437	$8,400	9%
Costs and expenses	(125,000)	(71,723)	(53,277)	74%
Segment operating (loss) income	$(21,163)	$23,714	$(44,877)	(189)%

The increase in revenue in 2020 is due to a note that went into default during the second quarter of 2020, triggering a higher interest rate in 2020. All revenue is interest, and loan origination fees related to these new notes. The increase in costs and expenses in 2020 is due to an allowance on our notes receivables due to the notes going into default. In January 2021, we collected all the interest receivable on one of the notes in default.

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

	Year ended December 31,
	2020	2019
Net loss attributable to common stockholders	$(8,510,186)	$(17,824,797)
Adjustment for loss from discontinued operations	60,870	1,675,539
Loss from continuing operations attributable to common stockholders	(8,449,316)	(16,149,258)
Adjustments:
Deemed dividend	830,494	2,341,000
Stock-based compensation	1,504,389	3,966,621
Depreciation and amortization	215,461	115,696
Amortization of debt discount and equity issuance costs	295,256	2,019,726
Loss on extinguishment of debt	1,638,009	377,300
Interest expense	453,522	345,371
Gain on sale of building	(139,187)	—
Loss on investment	41,239	—
(Gain) loss on derivative liability	(735,796)	2,204,172
Severance	103,302	114,557
Acquisition related expenses	326,095	318,681
Nonrecurring professional services	1,348,598	562,323
Total adjustments	5,881,382	12,365,447
Adjusted EBITDA	$(2,567,934)	$(3,783,811)

Liquidity

Sources of liquidity

Our sources of liquidity include cash generated from operations, the cash exercise of common stock options and warrants, debt, and the issuance of common stock or other equity-based instruments. We anticipate our more significant uses of resources will include funding operations, developing infrastructure, and business acquisitions.

In December 2020, we received $1,940,000 in cash in a private placement with certain accredited investors pursuant to which we issued and sold 10% senior convertible promissory notes.

In July 2020, we received $815,000 in cash by issuing 2,046,196 shares of our common stock and 1,534,647 warrants to purchase common stock.

In May and June 2020, we received $2,185,000 in cash by issuing 5,485,814 shares of our common stock and 4,114,360 warrants to purchase common stock.

In May 2020, we received $1,421,934 from the sale of our corporate office building.

During January through March of 2020, we received $525,000 in cash in a private placement with certain accredited investors pursuant to the 15% Notes.

Sources and uses of cash

We had cash of approximately $750,218 and $122,390, respectively, at December 31, 2020 and 2019. Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2020	2019
Net cash used in operating activities	$(5,000,388)	$(5,328,661)
Net cash provided by (used in) investing activities	1,107,163	(753,639)
Net cash provided by (used in) financing activities	4,424,000	(1,649,875)

Net cash used in operating activities decreased slightly in 2020 due to an increase in revenue as well as the acquisition of SevenFive Farm which provides positive operating cash flows.

Net cash provided by investing activities for the year ended December 31, 2020 consisted of $1,421,934 from the sale of the office building in Denver, CO and purchase of equipment of $314,771.

Net cash provided by financing activities are primarily related to the sale of common stock and warrants and proceeds from notes payable. This is offset by paying off debt.

Capital Resources

We have no material commitments for capital expenditures as of December 31, 2020. Part of our growth strategy, however, is to acquire businesses. We would anticipate funding such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

Goodwill and Intangibles

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, Intangibles-Goodwill and Other (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or on level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry value. Application of the goodwill impairment test requires judgement, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We test goodwill annually in April, unless an event occurs that would cause the us to believe the value is impaired at an interim date.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property and equipment has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.

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

Accounting for Discontinued Operations

We regularly review underperforming assets to determine if a sale or disposal might be a better way to monetize the assets. When an asset group is considered for sale or disposal, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic 205-20, Discontinued Operations. The FASB has issued authoritative guidance that raises the threshold for disposals to qualify as discontinued operations. Under this guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date.

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

Convertible Debt - When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative. If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance, using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the estimated volatility of our stock. If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”). A BCF exists if the effective conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the effective conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the effective conversion price and the fair value of the common stock into which it is convertible.

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

The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer;
●	Step 2: Identify the performance obligations in the contract;
●	Step 3: Determine the transaction price;
●	Step 4: Allocate the transaction price to the performance obligations in the contract; and
●	Step 5: Recognize revenue when the company satisfies a performance obligation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

General Cannabis Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of General Cannabis Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Incremental Borrowing Rate (Leases)

Description of the Matter

As discussed in Note 10 to the consolidated financial statements, the Company’s reported right-of-use assets, current lease liabilities and long-term lease liabilities, utilize discount rates to calculate the estimated present value of future lease payments for all leases under ASC Topic 842 at the lease commencement date, and the lessee is required to remeasure its lease liability and adjust the related right-of-use asset upon any lease modifications not accounted for as a separate contract. Since the Company’s lease does not provide an implicit rate, management utilized a third-party valuation specialist to assist in estimating the incremental borrowing rates used in its present value calculation, which required subjectivity. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.  The Company’s current operating lease had a lease commencement date in May 2020, and a lease modification in December 2020. As of the lease commencement date on May 2020, the incremental borrowing rate used to determine the operating lease liability was 22.8%.  As of the lease modification date in December 2020, the incremental borrowing rate was 20.0%.

Auditing management’s assessment of its incremental borrowing rate is highly subjective and judgmental as the Company has no collateralized outstanding debt nor committed credit facilities, secured or otherwise, that would have comparable collateral or similar terms as their underlying lease. Based on the level of management judgment, we have determined the incremental borrowing rate to be a critical audit matter.  This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists, when performing audit procedures to evaluate the reasonableness of management’s estimation of the incremental borrowing rate.

How we Addressed the Matter in Our Audit

With the assistance of our valuation specialists, our audit procedures included, amongst others:

●	We obtained an understanding of management’s process in regards to the methodology used and the factors considered around the inputs, sources of data used and assumptions and estimates made in determining the Company’s incremental borrowing rates, including those over management’s review of its third-party specialist valuation report.
●	We reviewed the contractual terms of the original lease agreement and the modified lease agreement to ensure the commencement date and modification date, any lease term extensions and/or early termination clauses were properly considered in determining the appropriate lease term for calculating the incremental borrowing rates.
●	We evaluated the reasonableness of the valuation methods and assumptions used by management and the Company’s valuation specialist to estimate the incremental borrowing rates for borrowing amounts and terms comparable to their outstanding leases.
●	We performed a sensitivity analysis on incremental borrowing rates used to determine the impact rate changes could have on the present value calculation of the Company’s operating lease right-of-use asset and operating lease liability.

Acquisition Date Fair Value of Trade Name Intangible Asset

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, on May 13, 2020, the Company acquired Dalton Adventures, LLC in a business combination. As part of the transaction, the Company acquired fixed assets, inventory, a cultivation license and the trade name of the business, SevenFive Farm. Due to the complexity in determining fair value, management utilized a third-party valuation specialist to assist in calculating the acquisition date fair value of the trade name intangible asset. The acquisition date fair value of $1.0 million, which was determined using the relief from royalty method, was allocated to the acquired trade name intangible asset.

Auditing management’s assessment of the acquisition date fair value of the trade name intangible asset is highly subjective and judgmental.  Based on the level of management judgment, we have determined the evaluation of the acquisition date fair value of the trade name intangible asset to be a critical audit matter. Testing the assumptions regarding future revenue growth rates and discount rate, which were used to determine the fair value, involved a high degree of subjectivity, auditor judgment and an increased extent of effort, including the need to involve our valuation specialist, when performing audit procedures to evaluate the reasonableness of management’s estimation of the acquisition date fair value of the trade name intangible asset.

How we Addressed the Matter in Our Audit

With the assistance of our valuation specialists, our audit procedures included, amongst others:

●	We obtained an understanding of management’s process with regards to the methodology used, and the factors considered around the inputs, sources of data used, assumptions and estimates used in the relief from royalty method to determine the acquisition date fair value of the trade name intangible asset, including those over management’s review of its third-party specialist valuation report.

●	We tested the mathematical accuracy of the underlying schedules used in the valuation report to ensure the completeness and accuracy of the reports.
●	We evaluated the Company’s future revenue growth rates by comparing them to historical results to ensure the reasonableness of these forecasts.
●	We assessed the appropriateness of the overall approach and use of the relief from royalty method as the overall approach to determining the fair value of the trade name.
●	We evaluated the reasonableness of the methodology and assumptions used by the specialist to determine the discount and royalty rates utilized to value the trade name intangible asset.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

Melville, NY

April 1, 2021

GENERAL CANNABIS CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$750,218	$122,390
Accounts receivable, net of allowance of $27,000 and $111,000 as of December 31, 2020 and 2019, respectively	327,790	85,204
Current portion of notes receivable, net of allowance of $125,000 and $0 as of December 31, 2020 and 2019, respectively	350,000	375,000
Inventories, net	371,799	—
Prepaid expenses and other current assets	744,396	546,970
Assets of discontinued operations	5,551	422,671
Total current assets	2,549,754	1,552,235

Note receivable, net	—	93,333
Right-of-use operating lease asset	1,836,455	—
Property and equipment, net	455,222	1,507,327
Investment, held for sale	208,761	250,000
Intangible assets, net	984,375	—
Goodwill	2,484,200	—
Assets of discontinued operations	—	99,109
Total assets	$8,518,767	$3,502,004

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$1,513,761	$1,221,195
Interest payable	16,790	93,375
Customer deposits	517,931	562,803
Operating lease liability, current	370,800	—
Accrued stock payable	94,861	80,657
Current portion of notes payable (net of discount)	—	2,269,977
Related party note payable (net of discount)	—	60,374
Warrant derivative liability	561,368	4,620,593
Liabilities of discontinued operations	54,641	357,242
Total current liabilities	3,130,152	9,266,216

Operating lease liability, non-current	1,499,280	—
Long-term notes payable	2,598,965	—
Related party long-term notes payable (net of discount)	289,579	—
Total liabilities	7,517,976	9,266,216
Commitments and contingencies (Note 15)	—	—

Stockholders’ equity (deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 200,000,000 and 100,000,000 shares authorized; 60,813,673 shares and 39,497,480 shares issued and outstanding on December 31, 2020 and 2019, respectively	60,813	39,498
Additional paid-in capital	75,891,414	61,468,034
Accumulated deficit	(74,951,436)	(67,271,744)
Total stockholders’ equity (deficit)	1,000,791	(5,764,212)
Total liabilities & stockholders’ equity (deficit)	$8,518,767	$3,502,004

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2020	2019
Revenue
Service	$1,081,291	$1,787,863
Cultivation sales	2,279,867	—
Product sales	3,655,045	1,783,046
Interest	103,837	95,437
Total revenue	7,120,040	3,666,346

Costs and expenses
Cost of sales	5,467,197	2,467,100
Selling, general and administrative	3,699,079	4,379,800
Stock-based compensation expense	1,504,389	3,966,621
Professional fees	2,299,693	1,598,818
Depreciation and amortization	215,461	115,696
Total costs and expenses	13,185,819	12,528,035

Operating loss	(6,065,779)	(8,861,689)

Other expenses (income)
Amortization of debt discount and equity issuance costs	295,256	2,019,726
Interest expense	453,522	345,371
Loss on extinguishment of debt	1,638,009	377,300
(Gain) loss on derivative liability	(735,796)	2,204,172
Other income, net	(97,948)	—
Total other expenses, net	1,553,043	4,946,569

Net loss from continuing operations before income taxes	(7,618,822)	(13,808,258)

Loss from discontinued operations	(60,870)	(1,675,539)
Loss from operations before income taxes	(7,679,692)	(15,483,797)

Provision for income taxes	—	—
Net loss	(7,679,692)	(15,483,797)

Deemed dividend	(830,494)	(2,341,000)

Net loss attributable to common stockholders	$(8,510,186)	$(17,824,797)

Per share data - Basic and diluted
Net loss from continuing operations per share	$(0.15)	$(0.36)
Net loss from discontinued operations per share	$—	$(0.04)
Net loss attributable to common stockholders per share	$(0.17)	$(0.47)
Weighted average number of common shares outstanding	50,895,301	38,106,781

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(7,679,692)	$(15,483,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	295,256	2,019,726
Depreciation and amortization	217,635	196,247
Amortization of loan origination fees	(6,667)	(13,333)
Loss on extinguishment of debt	1,638,009	377,300
Non-cash lease expense	286,228	—
Bad debt expense	134,059	174,249
Impairment of assets	—	147,035
Loss on disposal of property and equipment	37,193	104,803
(Gain) loss on warrant derivative liability	(735,796)	2,204,172
Stock-based compensation	1,504,389	3,966,621
Loss on investment	41,239	—
Gain on sale of building	(139,187)	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	36,249	(101,766)
Prepaid expenses and other assets	(165,252)	(138,254)
Inventories	(186,538)	(23,772)
Accounts payable and accrued liabilities	(24,910)	1,242,108
Operating lease liabilities	(252,603)	—
Net cash used in operating activities:	(5,000,388)	(5,328,661)

Cash flows from investing activities
Purchase of property and equipment	(314,771)	(318,639)
Lending on notes receivable	—	(705,000)
Proceeds on notes receivable	—	270,000
Proceeds from sale of building	1,421,934	—
Net cash provided by (used in) investing activities	1,107,163	(753,639)

Cash flows from financing activities
Proceeds from sale of common stock and warrants	3,000,000	2,604,355
Proceeds from the exercise of warrants	90,000	—
Proceeds from exercise of stock options	—	188,770
Proceeds from notes payable	3,440,000	1,455,000
Payments on notes payable	(2,106,000)	(5,898,000)
Net cash provided by (used in) financing activities	4,424,000	(1,649,875)

Net increase (decrease) in cash and cash equivalents	530,775	(7,732,175)
Cash and cash equivalents, beginning of period	224,994	7,957,169
Cash and cash equivalents, end of period	$755,769	$224,994

Supplemental schedule of cash flow information
Cash paid for interest	$530,107	$305,195

Non-cash investing & financing activities
Deemed dividend from warrant repricing	$830,494	$2,341,000
Operating lease right-of-use asset/Operating lease liability	2,721,069	154,200
12% Warrants recorded as a debt discount and loss on extinguishment of debt	—	392,000
SBI Warrants recorded as a debt discount and loss on extinguishment of debt	—	28,800
15% Warrants recorded as a debt discount and additional paid-in capital	167,163	158,100
15% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	668,336	—
10% Warrants recorded as a debt discount and additional paid-in capital	221,601	—
10% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	163,800	—
Modification of warrants associated with debt	320,673
Debt converted to equity	957,056	—
Beneficial conversion feature	233,500	—
Cashless warrant and option exercises	3,357,412	—
Issuance of common stock to an employee	100,000	—
Stock issued in connection with SevenFive Farm acquisition	3,366,464	—

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
January 1, 2019	36,222,752	$36,223	$56,303,061	$(51,787,947)	$4,551,337
Sale of common stock, net of issuance costs	3,000,000	3,000	503,614	—	506,614
Warrants issued with the 12% Notes	—	—	392,000	—	392,000
Warrants issued with the 15% Notes	—	—	158,100	—	158,100
Warrants issued with the SBI Note	—	—	28,800	—	28,800
Common stock issued for property and equipment	5,000	5	7,995	—	8,000
Common stock issued upon exercise of stock options	269,728	270	188,500	—	188,770
Stock options granted to employees and consultants	—	—	3,885,964	—	3,885,964
Net loss	—	—	—	(15,483,797)	(15,483,797)
December 31, 2019	39,497,480	39,498	61,468,034	(67,271,744)	(5,764,212)
Sale of common stock, net of issuance costs	7,532,010	7,532	2,992,468	—	3,000,000
Common stock issued to employees	42,735	43	99,957	—	100,000
Common stock issued upon conversion of debt	2,215,892	2,215	954,841	—	957,056
Common stock issued for acquisition of SevenFive Farm	8,859,117	8,859	3,800,092	—	3,808,951
Stock options granted to employees and consultants	—	—	1,424,146	—	1,424,146
Beneficial conversion feature	—	—	233,500	—	233,500
Warrants exercised	200,000	200	172,041	—	172,241
Warrants issued with the 15% Notes	—	—	835,499	—	835,499
Warrants issued with the 10% Notes	—	—	385,400	—	385,400
Modification of warrants	—	—	320,673	—	320,673
Cashless exercise of warrants	2,466,439	2,466	3,204,763	—	3,207,229
Net loss	—	—	—	(7,679,692)	(7,679,692)
December 31, 2020	60,813,673	$60,813	$75,891,414	$(74,951,436)	$1,000,791

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL CANNABIS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corp, a Colorado Corporation (the “Company,” “we,” “us,” “our,” or “GCC”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry. As of December 31, 2020, our operations are segregated into the following three segments:

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations. During 2020 and 2019, 62% and 59% of NBC’s revenue was from four customers and three customers, respectively.

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

Cultivation (“Cultivation Segment”)

Through our acquisition of SevenFive Farm LLC ("SevenFive Farm") in May 2020, we operate a licensed 17,000 square foot light deprivation greenhouse cultivation facility. During 2020, 28% of SevenFive Farm’s revenue was from two customers.

Capital Investments and Real Estate (“Investments Segment”)

As a publicly traded company, we believe that we have access to capital that may not be available to businesses operating in the cannabis industry. Accordingly, we may provide debt or equity capital through investing in businesses using cash or shares of our common stock.

Basis of Presentation

The accompanying consolidated financial statements include the results of GCC and its eight wholly-owned subsidiary companies: (a) 6565 E. Evans Owner LLC, a Colorado limited liability company formed in 2014; (b) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; (c) GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015; (d) GC-NY Health, LLC, a New York limited liability company formed in 2019; (e) Standard Cann, Inc., a Colorado corporation formed in 2019; (f) SevenFive Farm LLC, a Colorado limited liability company formed in 2020; (g) SevenFive Farm Cultivation LLC, a Colorado limited liability company formed in 2020; (h) GC Corp., a Colorado corporation, originally formed in 2013 under the name ACS Corp. In 2015, the name was changed to GC Corp. Intercompany accounts and transactions have been eliminated.

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

Liquidity

The Company incurred net losses of $7.7 million and $15.5 million in the years ended December 31, 2020 and 2019, respectively, and had an accumulated deficit of $75.0 million as of December 31, 2020. The Company had cash, cash equivalents, and short-term and long-term investments of $1.0 million and $0.4 million as of December 31, 2020 and 2019, respectively.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the issuance of convertible debt. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to execute its acquisition and growth strategy.

The Company believes that its cash, cash equivalents, and short-term and long-term investments as of December 31, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Annual Report on Form 10-K due to the receipt of an additional $1.7 million of cash in February 2021 from the issuance of a convertible note offering (See Note 21 for further information). The Company will need additional funding to support its planned investing activities. If the Company is unable to obtain additional funding, it would be forced to delay, reduce or eliminate some or all of its acquisition efforts, which could adversely affect its business prospects.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks, and investments that are highly liquid and have maturities of three months or less at the date of purchase. As of December 31, 2020, and 2019 there are $5,551 and $102,604 of cash and cash equivalents included in asset of discontinued operations on the balance sheet.

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

Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion and estimated costs necessary to make the sale. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items. Write-downs and write-offs are charged to cost of sales.

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

Right-of-use Asset / Lease Liability

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02 Leases (Topic 842) on January 1, 2019, which requires all assets and liabilities arising from leases to be recognized in our consolidated balance sheets.

Right of use (“ROU”) assets represent our right to use an underlying asset in which we obtain substantially all of the economic benefits and the right to direct the use of the asset during the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We recognize ROU assets and lease liabilities on the balance sheet for leases with a lease term of greater than one year. Payments that are not fixed at the commencement of the lease are considered variable and are excluded from the ROU asset and lease liability calculations. In the measurement of our ROU assets and lease liabilities, the fixed lease payments in the agreement are discounted using a secured incremental borrowing rate for a term similar to the duration of the lease, as our leases do not provide implicit rates. Operating lease expense is recognized on a straight-line basis over the lease term.

Property and Equipment, net

Property and equipment are recorded at historical cost, less accumulated depreciation. Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets: thirty years for buildings, the lesser of ten years or the life of the lease for leasehold improvements, and one to fifteen years for furniture, fixtures and equipment, software, vehicles, and biological assets. Land is not depreciated. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

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

Goodwill and Intangibles

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, Intangibles-Goodwill and Other (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or on level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry value. Application of the goodwill impairment test requires judgement, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We test goodwill and long-lived intangible assets annually in April, unless an event occurs that would cause us to believe the value is impaired at an interim date.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of property and equipment has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.

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

Convertible Debt - When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative. If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance, using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the estimated volatility of our stock. If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”). A BCF exists if the effective conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the effective conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the effective conversion price and the fair value of the common stock into which it is convertible.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities. There are no fair valued assets or liabilities classified under Level 1 as of December 31, 2020 and 2019.

Level 2 – Observable prices that are based on inputs not quoted on active markets but corroborated by market data. There are no fair valued assets or liabilities classified under Level 2 as of December 31, 2020 and 2019.

Level 3 – Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 14).

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

Level 3 Valuation Techniques

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

Warrant Instruments

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

Revenue Recognition

We have three main revenue streams: (i) product sales; (ii) licensing and consulting services; and (iii) cultivation sales.

Product sales are recorded at the time that control of the product is transferred to customers. In evaluating the timing of the transfer of control of products to customers, we consider several indicators, including significant risks and rewards of products, our right to payment, and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are delivered to customers.

Revenue from licensing and consulting services is recognized when our obligations to our client are fulfilled which is determined when performance obligations in the contract are achieved.

Revenue from cultivation sales is recognized when the products are delivered to the customer.

ASU 2014-09, Revenue from Contracts with Customers (“ASC Topic 606”) is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive. Application of ASC Topic 606 requires us to use more judgment and make more estimates than under former guidance. Application of ASC Topic 606 requires a five-step model applicable to all product offerings revenue streams as follows:

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

Stock-based Payments

Employee and non-employee awards – We account for stock-based compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all stock-based compensation to employees and non-employees, including grants of employee stock options, to be recognized as an expense in the consolidated financial statements based on their fair values. The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. The Company accounts for forfeitures of stock-based grants as they occur. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Market price-based awards – We may issue stock-based payments that vest when certain market conditions are met, such as our common stock trading above a certain value for a specific number of days. We recognize expense for market price-based options at the estimated fair value of the options using the binomial lattice model over the estimated life of the options used in the model, or immediately upon the market conditions being met. We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option.

Shipping and Handling

Payments by customers to us for shipping and handling costs are included in revenue on the consolidated statements of operations, while our expense is included in cost of sales. Shipping and handling for inventory are included as a component of inventory on the consolidated balance sheets, and in cost of sales in the consolidated statements of operations when the product is sold.

Income Taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities and would be recorded in income tax expense. Our assessment of tax positions as of December 31, 2020 and 2019, determined that there were no material uncertain tax positions.

In general, the tax returns for the years ending December 31, 2017 through 2019 are open to examination by federal and state authorities.

Reportable Segments

Our reporting segments consist of: a) Operations Consulting and Products; b) Cultivation; and c) Investments. Our Chief Executive Officer has been identified as the chief decision maker. Our operations are conducted within the United States of America.

Recently Issued Accounting Standards

FASB ASU 2018-013 – “Fair Value Measurement (Topic 820)”- In August 2018, the FASB issued new disclosure guidance on fair value measurement. This new guidance modifies the disclosure requirements on fair value measurements, including removal and modifications of various current disclosures as well as some additional disclosure requirements for Level 3 fair value measurements. Some of these disclosure changes must be applied prospectively while others retrospectively depending on requirement. We adopted ASU 2018-13 as of January 1, 2020. There was no material impact to our consolidated financial statements or disclosures.

FASB ASU 2020-06 – “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”- In June 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2021, although early adoption is permitted. We are in the process of evaluating the impact of this new guidance on our consolidated financial statements.

FASB ASU 2019-12 – “Income Taxes (Topic 740)” – In December 2019, the FASB issued guidance which simplifies certain aspects of accounting for income taxes. The guidance is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. We do not expect adoption of this ASU to have a material effect on our consolidated financial statements.

NOTE 2.  INVESTMENTS AND ACQUISITIONS

SevenFive Farm

On May 13, 2020, we received approval of the transaction and transfer of the Dalton Adventures, LLC (“Seller”) license from the Colorado Marijuana Enforcement Division. On May 25, 2020, we finalized the acquisition, pursuant to which we acquired the assets of the Seller that constitute the business of SevenFive Farm, a cultivation facility in Boulder, Colorado, whereby we acquired fixed assets, inventory, a cultivation license and the tradename. The purchase price paid by the Company to the Seller was 8,859,117 shares of common stock. The shares issued have not been registered and are restricted shares under applicable U.S. federal and state securities laws and their resale may be made only pursuant to registration under the Securities Act or an available exemption from registration. The closing price of General Cannabis Corp’s common stock on May 13, 2020, the date of license transfer, was $0.38 per share, as such, fair value of consideration is $3,808,951. The purchase agreement had a provision whereby the Seller may require us to repurchase in cash 25% of the shares issued to the owner of Dalton Adventures, LLC at a repurchase price equal to the same volume weighted average price used to determine the number of shares issued to the owner of Dalton Adventures, LLC at closing. As a result, we recorded a liability using Black-Scholes in the amount of $442,487 and reduced additional paid-in capital. In December 2020, the Seller waived his right to this provision in the purchase agreement and no longer has the possibility of the buyback of the shares. Therefore, no stock put liability is recorded as of December 31, 2020 and the liability was reversed into equity.

We have not completed the allocation of the purchase price. As of December 31, 2020, the consolidated balance sheet includes a preliminary allocation of fixed assets, inventory, intangible assets and goodwill. Management anticipates completing the purchase price allocation as soon as possible, but no later than one year from the acquisition date.

The purchase price allocation is as follows:

Inventories	$185,261
Fixed assets	89,490
Tradename	1,050,000
Goodwill	2,484,200
$3,808,951

The accompanying consolidated financial statements include the results of SevenFive Farm from the date of acquisition for financial reporting purposes, May 13, 2020. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2019, are as follows:

	Year ended
	December 31,
	2020	2019
Total revenues	$8,074,268	$6,462,580
Net loss attributable to common stockholders	$(8,332,387)	$(17,204,805)
Net loss per common share:	$(0.16)	$(0.37)
Weighted average number of basic and diluted common shares outstanding	50,895,301	46,965,898

NOTE 3. DISCONTINUED OPERATIONS

Security Segment

On December 26, 2019, the board of directors and management made the strategic decision to investigate a possible buyer for the Security Segment and if no buyer could be found, cease operations of the Security Segment. We transferred all our Colorado security contracts and employees to a company on January 16, 2020. On February 6, 2020 we cancelled all our security contracts in California. The assets and liabilities classified as discontinued operations for the Security Segment are presented separately in the balance sheet and the operating results for the years ended December 31, 2020 and 2019 are presented as discontinued operations.

Assets and liabilities of discontinued operations for the Security Segment included the following:

	December 31,
	2020	2019
Cash and cash equivalents	$5,551	$77,380
Accounts receivable, net	—	280,058
Prepaid expenses and other current assets	—	17,780
Current assets discontinued operations	5,551	375,218

Property and equipment, net	—	15,584
Noncurrent assets discontinued operations	—	15,584

Accounts payable and accrued expenses	1,513	88,309
Customer deposits	—	60,940
Current liabilities discontinued operations	$1,513	$149,249

A breakdown of the discontinued operations for the Security Segment is presented as follows:

	Year ended December 31,
	2020	2019
Service revenues	$120,207	$2,118,732

Cost of sales	88,541	1,650,823
Selling, general and administrative	83,829	877,795
Professional fees	—	4,219
Depreciation and amortization	2,174	51,654
Total costs and expenses	174,544	2,584,491

Operating loss	(54,337)	(465,759)

Interest expense, net	984	3,422

Net loss from discontinued operations	$(55,321)	$(469,181)

The cash flows related to discontinued operations have not been segregated, and are included in the consolidated statements of cash flows. The following table provides selected information on cash flows related to discontinued operations for the Security Segment for the years ended December 31, 2020 and 2019.

	Year ended December 31,
	2020	2019
Receivables	$280,058	$(2,201)
Prepaids and other	17,780	10,951
Depreciation and amortization	2,174	51,654
Capital expenditures	—	(2,556)
Accounts payable and accrued expenses	(86,796)	10,244
Customer deposits	(60,940)	(20,939)

Consumer Goods Segment

On December 26, 2019, the board of directors and management made the strategic move to cease operations of Chiefton. On December 26, 2019, the board of directors committed to a plan to cease operations of STOA Wellness. We transferred all assets of STOA Wellness to an individual on January 10, 2020, in exchange for the release on the outstanding lease. The assets and liabilities classified as discontinued operations for the Consumer Goods Segment are presented separately in the balance sheet and the operating results for the years ended December 31, 2020 and 2019 are presented as discontinued operations.

Assets and liabilities of discontinued operations for the Consumer Goods Segment included the following:

	December 31,
	2020	2019
Cash and cash equivalents	$—	$25,223
Accounts receivable, net	—	7,836
Prepaid expenses and other current assets	—	14,394
Current assets discontinued operations	—	47,453

Right to use asset	—	83,525
Noncurrent assets discontinued operations	—	83,525

Accounts payable and accrued expenses	53,128	124,468
Operating lease liability - current portion	—	83,525
Current liabilities discontinued operations	$53,128	$207,993

A breakdown of the discontinued operations for the Consumer Goods Segment is presented as follows:

	Year ended December 31,
	2020	2019
Product	$33	$222,220
Total Revenues	33	222,220

Cost of sales	—	223,354
Selling, general and administrative	5,582	833,742
Professional fees	—	110,064
Depreciation and amortization	—	28,897
Impairment of assets	—	232,521
Total costs and expenses	5,582	1,428,578

Operating loss	(5,549)	(1,206,358)

Net loss from discontinued operations	$(5,549)	$(1,206,358)

The cash flows related to discontinued operations have not been segregated, and are included in the consolidated statements of cash flows. The following table provides selected information on cash flows related to discontinued operations for 2020 and 2019.

	Year ended December 31,
	2020	2019
Receivables	$7,836	$13,266
Prepaids and other	14,394	(14,394)
Depreciation and amortization	—	28,897
Capital expenditures	—	(114,384)
Accounts payable and accrued expenses	(71,340)	119,548
Customer deposits	—	(1,300)
Loss on disposal of segment	—	232,521

NOTE 4. ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS

Our accounts receivable consisted of the following:

	December 31,
	2020	2019
Accounts receivable	$354,790	$196,204
Less: Allowance for doubtful accounts	(27,000)	(111,000)
Total	$327,790	$85,204

We record bad debt expense when we conclude the credit risk of a customer indicates the amount due under the contract is not collectible. We recorded bad debt expense of $140,465, of which $15,465 was related to accounts receivable and the remaining amount is in relation to our notes receivable, and $103,182 respectively, during the years ended December 31, 2020 and 2019.

Our customer deposit liability had the following activity:

Amount
Balance as of December 31, 2018	$308,111
Additional deposits received	2,252,416
Less: Deposits recognized as revenue	(1,997,724)
Balance as of December 31, 2019	562,803
Additional deposits received	4,316,761
Less: Deposits recognized as revenue	(4,206,433)
Less: Refunds to customers	(155,200)
Balance as of December 31, 2020	$517,931

NOTE 5. NOTES RECEIVABLE

Our notes receivable consisted of the following:

	December 31,
	2020	2019
CCR Note	$375,000	$375,000
BB Note	100,000	100,000
Total Principal	475,000	475,000
Allowance for doubtful accounts	(125,000)	—
Unamortized loan origination fee	—	(6,667)
	350,000	468,333
Less: Current portion	(350,000)	(375,000)
Long-term portion	$—	$93,333

In March 2019, we agreed to loan an aggregate of up to $375,000 to Consolidated C.R., LLC (“CCR”) pursuant to the terms of a convertible promissory note (“CCR Note”), bearing interest at 12% per annum, collateralized by substantially all of the assets of CCR and subject to a maturity date of September 2020. As of May 30, 2019, we had loaned the entire available amount of $375,000 to CCR pursuant to the CCR Note. CCR is a vertically integrated medical cannabis company located in San Juan, Puerto Rico. As of December 31, 2020, the outstanding amount of the loan was $375,000. The CCR Note included a loan origination fee of $15,000, which is being recognized as interest income over the term of the agreement and has been fully amortized as of December 31, 2020. As of December 31, 2020, this loan is in default. Subsequent to year-end, we received a payment of $200,000 applied to interest and principal. A notice of default was sent to the borrower in April 2020, which increased the interest rate to 18% per annum.

On January 3, 2019, the Company authorized an unsecured loan of $100,000 to Beacher Brewing, LLC (“BB”) pursuant to the terms of a promissory note (“BB Note”), bearing interest at 11% per annum and a maturity date of January 3, 2020. Interest is due in advance at the beginning of each quarter. On December 13, 2019, the Company agreed to extend the maturity date to January 3, 2021. As of December 31, 2020, this loan is in default due to unpaid interest. A notice of default was sent to the borrower in November 2020. We are currently in negotiations with BB for repayment of the note.

On December 13, 2018, we loaned $50,000 to BRB Realty, LLC (“BRB”) pursuant to the terms of a promissory note (“BRB Note”), bearing interest at 13% per annum and a maturity date of June 12, 2019. On January 19, 2019, the BRB Note was amended with an additional loan amount of $250,000 bearing an interest rate of 13% and a new maturity date of July 15, 2019. On July 15, 2019, BRB Realty extended the maturity date, in accordance with the terms of the BRB Note, an additional six months with an increased interest rate to 15%. Interest is due at the beginning of each month. In December 2019, we agreed to forgive $30,000 of the note receivable in exchange for early payment. The note was paid off on December 3, 2019 and the $30,000 was recorded as bad debt expense and is included in sales, general and administrative on the consolidated statement of operations. The BRB Note included a loan origination fee of $5,000, which is being recognized as interest income over the term of the agreement.

NOTE 6. INVENTORIES, NET

Our inventories consistent of the following:

	December 31,	December 31,
	2020	2019
Raw materials	$8,137	$—
Work-in-progress and finished goods	363,662	—
Less: Inventory reserves	—	—
Total inventories	$371,799	$—

NOTE 7. PREPAIDS AND OTHER CURRENT ASSETS

Our prepaids and other current assets consist of the following:

	December 31,
	2020	2019
Prepaid insurance	$73,827	$74,026
Prepaid product for resale	320,849	292,306
Contract asset	182,247	—
Other	167,473	180,638
	$744,396	$546,970

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2020	2019
Furniture, fixtures and equipment	$564,334	$331,467
Software	120,111	120,111
Biological assets	13,000	—
Land	—	800,000
Buildings	—	508,104
Total	697,445	1,759,682
Less: Accumulated depreciation	(242,223)	(252,355)
	$455,222	$1,507,327

Depreciation expense was $149,836 and $115,696, respectively, for the years ended December 31, 2020 and 2019.

NOTE 9. INTANGIBLE ASSETS AND GOODWILL

Intangible assets

Intangible assets consisted of the following:

				Estimated
		Accumulated		Life
	Gross	Amortization	Net	(in years)
Tradename	$1,050,000	$65,625	$984,375	10

Estimated amortization expense for the next five years is as follows:

Year ending December 31,	Amount
2021	$105,000
2022	105,000
2023	105,000
2024	105,000
2025	105,000
Thereafter	459,375
Total	$984,375

Amortization expense was $65,625 and $0 for the years ended December 31, 2020 and 2019, respectively.

Goodwill

In connection with our acquisition of SevenFive Farm in May 2020, we recorded goodwill of $2,484,200 that is included in our Cultivation Reporting Unit. We have not recognized any impairment as of December 31, 2020.

NOTE 10. LEASES

On May 13, 2020, we entered into a commercial real estate lease with a related party (see Note 19) for 17,000 square feet of greenhouse space in Boulder, CO, with an initial term of five years and, at our option, two additional terms of five years each. Rent is $30,000 per month with 1.5% annual escalations. We also pay our portion of real estate taxes. In December 2020, we amended the lease to include a 3% rent escalation in 2021 and 2022. No other changes to the lease were made. We accounted for the amendment as a lease modification and remeasured the lease with an incremental borrowing rate of 20% which resulted in an increase of $246,250 to the right-of-use operating lease asset and lease liability from the initial lease valued on May 13, 2020 using an incremental borrowing rate of 22.8%. We determined the present value of the future lease payments using a discount rate of 20% over a 15 year term, our incremental borrowing rate based on outstanding debt, resulting in a right-of-use asset and lease liability of $1,877,423 which are being applied ratably over the term of the lease. As of December 31, 2020, the balance of the right-of-use asset and lease liability was $1,836,455 and $1,870,080, respectively. We did not have any leases with terms greater than twelve months as of December 31, 2019. Future remaining minimum lease payments were as follows:

Year ending December 31,	Amount
2021	$370,800
2022	381,924
2023	387,653
2024	393,468
2025	399,370
Thereafter	4,048,779
Total	5,981,994
Less: Present value adjustment	(4,111,914)
Operating lease liability	$1,870,080

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Our accounts payable and accrued expenses consist of the following:

	December 31,
	2020	2019
Accounts payable	$1,194,659	$879,347
Accrued payroll, taxes and vacation	202,339	305,259
Other	116,763	36,589
	$1,513,761	$1,221,195

NOTE 12. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2019	$80,657	34,469
Employee stock award accrual	19,343	8,267
Consultant stock award	60,900	100,000
Investor stock award accrual	2,185,000	5,485,814
Warrant cashless exercises	33,961	259,415
Stock issued	(2,285,000)	(5,528,550)
Balance as of December 31, 2020	$94,861	359,415

On February 18, 2020 we granted a consultant 100,000 fully vested shares for consulting services.  Based on a stock price of $0.61 on the date of grant, the consultant will receive $60,900 worth of our common stock.   As of December 31, 2020, none of the stock had been issued.

On May 29, 2020, we entered into a subscription agreement with Hershey Strategic Capital, LP and Shore Ventures III, LP with respect to the sale of shares of common stock. We sold 5,485,814 shares of common stock during the second quarter 2020. As of December 31, 2020, all of the stock was issued. See Note 17 for further details of the stock transaction.

In December 2020, several warrant holders exercised their 2020 A warrants through cashless exercises and we issued 282,213 shares of common stock. 259,415 of those shares issued had not been transferred to the warrant holders as of December 31, 2020 and are included in accrued stock payable. See Note 13 for further details of the cashless exercises.

As of December 31, 2019, employee stock awards made up the full balance of accrued stock payable.

NOTE 13.   NOTES PAYABLE

Our notes payable consisted of the following:

	December 31,	December 31,
	2020	2019
2020 10% Notes	$2,600,000	$—
2019 12% Notes	—	1,506,000
SBI Note	—	750,000
2019 15% Notes	200,000	200,000
Related party note payable	340,000	100,000
Unamortized debt discount	(251,456)	(225,649)
	2,888,544	2,330,351
Less: Current portion	—	(2,330,351)
Long-term portion	$2,888,544	$—

Aggregate Maturities

As of December 31, 2020, aggregate future contractual maturities of long-term debt (excluding issue discounts) are as follows:

Year ending December 31,	Amount
2021	$—
2022	200,000
2023	2,940,000
$3,140,000

10% Notes

In December 2020, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement’) with certain accredited investors (the “10% Investors”), pursuant to which we issued and sold senior convertible promissory notes (the “10% Notes”) with an aggregate principal amount of $2,940,000 in exchange for payment to us by certain 10% Investors of an aggregate amount of $1,940,000 in cash, as well as cancellation of outstanding indebtedness of the 15% Notes (defined below) in the aggregate amount of $1,000,000. In connection with the issuance of the 10% Notes, the holders of the 10% notes received warrants (the “10% Warrants”) to purchase shares of our common stock equal to 20% coverage of the aggregate principal amount at $0.56 per share. In the aggregate, this equals 1,050,011 shares of our common stock. The 10% Notes will bear interest at an annual rate of 10% and will mature on December 23, 2023. The 10% Investors have the option at any time to convert up to 50% of the outstanding unpaid principal and accrued interest of the Notes into Common Stock at a variable price of 80% of the market price but no less than $0.65 per share and no more than $1.00 per share. The 10% Warrants are exercisable at an exercise price of $0.56 per 10% Warrant.

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $254,400.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $131,000.  For the years ended December 31, 2020 and 2019, amortization of debt discount expense was $2,944 and $0, respectively, from the 10% Notes.  We determined there was no beneficial conversion feature on the 10% Notes. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 10% Warrants as of December 31, 2020, were:

Current stock price	$0.53
Exercise price	$0.56
Risk-free interest rate	0.38%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	115%

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

On February 18, 2020, we entered into a promissory note exchange agreement with SBI pursuant to which the original SBI Note was exchanged for a new convertible promissory note (the “Convertible Note”).  The Convertible Note has a principal amount of $934,000, an interest rate of 10% per annum and a maturity date of February 18, 2021.  The Convertible Note may be converted at the option of SBI into shares of common stock at a conversion price equal to 80% of the Market Price; provided that the conversion price shall in no event be less than $0.45 per share. If at any time, the borrower issues or sells any shares of common stock for a consideration per share less than the conversion price in effect on the date of such issuance, the holder shall have the right to utilize the price per share of the dilutive issuance as the conversion price for such conversion. On May 29, 2020, we issued shares at $0.40 per share, and as such, the conversion price was decreased to a floor of $0.40 per share.  The exchange of the SBI Note for the Convertible Note is treated as a debt extinguishment.  The additional $184,000 of principal was treated as a debt extinguishment and included in our consolidated statement of operations.  We determined that the Convertible Note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features”.  The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.49 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.61, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $233,500 as additional paid in capital and as a debt extinguishment and included in our consolidated statement of operations. As of December 31, 2020, SBI converted all of the $934,000 aggregate principal amount of the Convertible Note and approximately $23,000 of accrued interest into 2,215,892 shares of our common stock.

15% Notes

In December 2019, we completed a private placement with certain accredited investors pursuant to an unsecured promissory note (the “15% Notes”) with an aggregate principal amount of $300,000.  In February and March 2020, we completed private placements with certain accredited investors, including some holders of our 2019 12% Notes (as defined below), of 15% Notes with an aggregate principal amount of $2,031,000 in exchange for $525,000 of new funding and the cancellation of $1,506,000 aggregate principal amount of the 2019 12% Notes.  The 15% Notes have an annual interest rate of 15% and mature on January 31, 2021. $1.0 million of the 15% Notes were exchanged for the 10% Notes (see above), $2.1 million was paid in full in December 2020 and the remaining $200,000 was paid in full in the first quarter 2021. The 15% Notes provide that they shall be repaid in full out of the proceeds of any new debt or equity capital raise with net proceeds of more than $5,000,000.  In connection with the issuance of the 15% Notes, each holder of 15% Notes received three warrants (i.e., a 2020 A Warrant, a 2020 B Warrant and a 2020 C Warrant) to acquire shares of common stock at an exercise price equal to $0.45 per share, with the number of shares subject to each warrant equal to one share for each $1.00 of principal amount of 15% Notes issued to the noteholder.  The 2020 A Warrants have an expiration date of December 31, 2020, the 2020 B Warrants have an expiration date of December 31, 2021, and the 2020 C Warrants have an expiration date of December 31, 2022 (collectively, the “15% Warrants”).  By way of example, if an investor was issued a 15% Note with a principal amount of $250,000, such noteholder would receive a 2020 A Warrant to purchase 250,000 shares of common stock, a 2020 B Warrant to purchase 250,000 shares of common stock and a 2020 C Warrant to purchase 250,000 shares of common stock.  Accordingly, as of March 31, 2020, the Company has issued 15% Warrants to purchase a total of 6,993,000 shares of common stock to the holders of 15% Notes. In December 2020, the warrant holders exercised 1,131,000 of the 2020 A Warrants into 282,813 shares of our common stock through cashless exercise. We recorded $3,653 to additional paid in capital and $33,961 to accrued stock, as 259,415 shares need to be issued as of December 31, 2020.

We received $300,000 of cash in December 2019 and an additional $525,000 of cash January 2020 through March 2020 for issuing the 15% Notes.  The relative fair value of the new funding on the 15% Warrants was recorded as a debt discount and additional paid-in capital of $333,056.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $668,335.  For the year ended December 31, 2020 and 2019, amortization of debt discount expense was $279,676 and $2,883, respectively, from the 15% Notes. The 15% Notes are otherwise treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 15% Warrants as of March 2020, were:

Current stock price	$0.45 - 0.67
Exercise price	$0.45
Risk-free interest rate	0.68 - 1.62%
Expected dividend yield	—
Expected term (in years)	0.83 - 3.06
Expected volatility	112 - 119%

Loan on Building

On January 8, 2020 we entered into a $975,000 deed of trust (the “Mortgage Loan”) secured by a first mortgage lien on the property located in Denver, Colorado.  The Mortgage Loan matures on December 31, 2020 and accrues interest at a rate of equal to the greater of 5.25% in excess of the Prime Rate or 10% per annum, payable on a monthly basis.  This loan was paid in full on March 20, 2020 with the sale of our building.

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

The relative fair value of the 2019 12% Warrants was recorded as a debt discount and additional paid-in capital of $93,500. For the years ended December 31, 2020 and 2019, amortization of debt discount includes $12,635 and $23,432. The 2019 12% Notes are otherwise treated as conventional debt.

In February 2020, we issued $1,506,000 aggregate principal amount of 15% Notes to the holders of the outstanding 12% Notes in exchange for the cancellation of the outstanding 12% Notes. The exchange was treated as an extinguishment of debt.

For purposes of determining the loss on extinguishment of debt and the debt discount, the underlying assumptions used in the Black-Scholes model to determine the fair value of the 2019 12% Warrants were:

Current stock price	$0.82 - 0.92
Exercise price	$1.30
Risk-free interest rate	1.63 - 1.68%
Expected dividend yield	—
Expected term (in years)	1.10
Expected volatility	124%

8.5% Notes

In April 2018, we completed a $7,500,000 private placement pursuant to a promissory note (“8.5% Notes”) and warrant purchase agreement (the “8.5% Agreement”) with certain accredited investors, bearing interest at 8.5%, with principal due May 1, 2019, and interest payable quarterly. During the second quarter this note was extended to be due June 1, 2019. On June 6, 2019, we made payments of approximately $5.7 million, leaving approximately $1.1 million outstanding. In the event of default, the interest rate increases to 18%. The 8.5% Notes are collateralized by a security interest in substantially all of our assets. We may prepay the 8.5% Notes at any time, but in any event must pay at least one year of interest. In September 2019, we modified the debt agreement into the 2019 12% Notes. The debt modification was treated as an extinguishment of debt.

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

We received $7,500,000 of cash for issuing the 8.5% Notes. The relative fair value of the 8.5% Warrants was recorded as a debt discount and additional paid-in capital of $5,366,000. For the years ended December 31, 2020 and 2019, amortization of debt discount expense was $0 and $1,575,094, respectively, from the 8.5% Notes. The 8.5% Notes are otherwise treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 8.5% Warrants as of April 2018, were:

Current stock price	$4.18
Exercise price	$2.35
Risk-free interest rate	2.46%
Expected dividend yield	—
Expected term (in years)	2.0
Expected volatility	134%
Number of iterations	5

NOTE 14. WARRANT DERIVATIVE LIABILITY

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

In February 2020, one of the warrant holders exercised 200,000 warrants. We received $90,000 in cash for the exercise and booked an adjustment to the derivative liability of $82,241 as a result of the transaction. During the year ended December 31, 2020 the warrant holders exercised 7,945,807 warrants into 2,443,641 shares of our common stock through cashless exercise. We booked an adjustment to the derivative liability of $3,241,188 as a result. During the year ended December 31, 2020 and 2019, we recognized a $735,796 gain on the fair value of derivative liability and a $2,204,172 loss on the fair value of derivative liability, respectively, in the consolidated statements of operations. As of December 31, 2020, there were 1,645,807 of the 2019 Warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants:

	May 31,	December 31,	December 31,
	2019	2019	2020
Number of shares underlying the warrants	3,000,000	8,666,667	1,645,807
Fair market value of stock	$0.95	$0.63	$0.48
Exercise price	$1.30	$0.45	$0.40
Volatility	133%	124%	108%
Risk-free interest rate	1.93%	1.69%	0.36%
Warrant life (years)	5.00	4.41	3.41

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	December 31,
	2020	2019
Beginning balance	$4,620,593	$—
Recognition of warrant derivative liability on May 31, 2019	—	2,416,421
Warrant exercise	(3,323,429)	—
Change in fair value of warrants derivative liability	(735,796)	2,204,172
Ending balance	$561,368	$4,620,593

NOTE 15.  COMMITMENTS AND CONTINGENCIES

Legal

In June 2020, Michael Feinsod resigned as our Executive Chairman, claiming that his resignation was for "Good Reason" under the terms of his employment agreement. If it is ultimately determined that his resignation was, in fact, for "Good Reason", rather than a voluntary act absent "Good Reason", it could enable certain potential claims for benefits under his employment agreement, including potential claims for severance, for the vesting of his unvested options and/or for the extension of the term within which he can exercise his options in the future. We do not believe that Mr. Feinsod's resignation was for "Good Reason." Accordingly, we believe that Mr. Feinsod's resignation was voluntary, and that any such potential claims, if asserted, would be without substantial merit. Although the outcome of legal proceedings is subject to uncertainty, the Company will vigorously defend any future claims made by Mr. Feinsod alleging a "Good Reason" resignation.

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business. The Company is not presently a party to any legal proceedings that would have a material adverse effect on its business, operating results, financial condition or cash flows.

NOTE 16. DEFERRED TAXES

The income tax was $0 as of December 31, 2020 and 2019.

Significant components of the Company’s deferred tax assets at December 31, 2020 and 2019 are shown below. A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement. The increase in the valuation allowance in 2020 represents the increase in deferred tax assets that the Company has determined is not more likely than not of being recovered. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense.

As of December 31, 2020 and 2019, the Company had federal and state net operating loss carryforwards of approximately $34 million and $29 million, respectively. Of the current net operating loss carryforwards, $14 million expire starting in 2033 through 2037 and $20 million do not expire. The Company is currently evaluating whether there have been one or more ownership changes pursuant to IRC Sections 382 and 383.  If the Company determines there were one or more ownership changes under these rules, the use of its U.S. federal and state net operating loss carryforwards may be limited and/or otherwise expire unused.

The components of net deferred tax assets are as follows:

	December 31,
	2020	2019
Net operating loss carryforwards	$8,438,428	$7,116,767
Equity-based instruments	2,883,318	2,645,225
Long-lived assets and other	203,274	491,730
Capital loss carryforward	119,915	120,318
Deferred tax asset valuation allowance	(11,644,935)	(10,374,040)
	$—	$—

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year ended December 31,
	2020	2019
Income tax benefit at statutory rate	$(1,607,608)	$(3,251,597)
State income tax benefit, net of Federal benefit	(178,226)	(566,351)
Equity-based instruments	103,372	146,446
Fair market value adjustment/loss on extinguishment – derivative liabilities	(154,517)	636,532
Amortization of debt discount	412,823	498,018
Other	142,124	(59,749)
Valuation allowance	1,282,032	2,596,701
	$—	$—

NOTE 17.  STOCKHOLDERS’ EQUITY

2020 Capital Raise

On May 29, 2020, we entered into a subscription agreement, as amended with Hershey Strategic Capital, LP and Shore Ventures III, LP with respect to the sale of shares of common stock and warrants to purchase common stock (collectively, the “securities”). The sales of the securities to the Hershey Investor consists of a minimum of $2,185,000 of securities and a maximum of $3,000,000 of securities, as described further below. The purchase price of the securities at each closing is as follows: (i) the purchase price of each share of common stock is $0.3983 per share, and (ii) for each one dollar invested by the Hershey Investor, the Hershey Investor receives a warrant to purchase a number of shares of common stock equal to 75% of the number of shares of common stock purchased by the Hershey Investor at an exercise price per share equal to $0.5565. The warrants have a term of five years. During the year ended December 31, 2020, we sold $3,000,000 of securities to the Hershey Investor, representing 7,532,010 shares of common stock and warrants to purchase 5,649,007 shares of common stock at an exercise price of $0.5565 per share. The warrants were recorded as equity and equity issuance costs in the amount of $2,173,074. Notwithstanding the foregoing, the Hershey Subscription Agreement provides that the Hershey Investor’s investment shall not exceed 20% or more of the common stock (or securities convertible into or exercisable for common stock) or the voting power of the Company on a post-transaction basis.

The Hershey Subscription Agreement also provides the Hershey Investor with certain participation rights in future financings of the Company until the one-year anniversary of the second closing. The Hershey Subscription Agreement further provides that the Company shall, during a negotiation period ending October 4, 2020, endeavor to cause the existing holders of the promissory notes of the Company having an outstanding balance in the amount of approximately $2,331,000 as of June 1, 2020 that are due on or about January 31, 2021, to extend the maturity date of such notes to a date that is not earlier than January 31, 2022. As of October 4, 2020, $600,000 of the $2,331,000 outstanding notes have extended the maturity date. If, at the end of the negotiation period per the contract, all of the existing notes have not been amended to extend the maturity dates thereof, then the Company shall issue to the Hershey Investor additional warrants to purchase shares of common stock. Any such additional warrants will be for a number of shares of common stock based on the dollar amount of the outstanding balance of the existing notes that were not extended, with each one dollar of existing notes that were not extended representing one share subject to such additional warrant. The exercise price of any such additional warrants will be equal to 100% of the 30-day volume weighted average price of the Company’s common stock on the last day of the negotiation period, provided that such exercise price shall not be lower than $0.45 per share nor higher than $0.56 per share. The Hershey Investor extended the negotiation period to December 11, 2020. As of December 11, 2020, no existing holders had extended their promissory notes, therefore, we issued the Hershey Investor additional warrants in accordance with the agreement. On December 14, 2020 we issued an additional 1,631,000 warrants to purchase common stock at an exercise price of $0.4917 to the Hershey Investor. These warrants expire on December 11, 2025. The warrants were recorded as a deemed dividend in the amount of $732,494.

2019 Capital Raise

On May 31, 2019 we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants to purchase shares of our common stock in a registered direct offering for $1.00 per 2019 Unit. The 2019 Warrants had an exercise price of $1.30 per share at issuance and are exercisable for five years from the date of issuance. The number of shares issuable pursuant to the warrants granted under the 2019 Warrants, as well as the exercise price of those warrants, is subject to adjustment as a result of certain future equity issuances of securities by the Company at a price below the then-effective exercise price of the 2019 Warrants. As a result of such subsequent issuances of securities by the Company during the fourth quarter of 2019, the exercise price of the 2019 Warrants had decreased to $0.45 per share and the number of shares subject to the 2019 Warrants had increased to 8,666,666 shares of common stock as of December 31, 2019. In May 2020, we issued securities at a price lower than the $0.45 per share above. As a result, the exercise price of the 2019 Warrants decreased to $0.40 per share and the number of shares subject to the 2019 Warrants increased to 9,591,614 shares of common stock. This down round adjustment is recorded through the mark to market adjustment made on a quarterly basis and is recorded as a gain/loss on warrant derivative liability on the consolidated statement of operations. As of December 31, 2020, there were 1,645,807 of these warrants outstanding.

We received cash of $2,604,355, which is net of $395,645 of issuance costs. Of the gross proceeds, we recorded $2,416,422 as a warrant derivative liability, as discussed in Note 14.

Stock-based compensation

Stock-based compensation expense consisted of the following:

	Year ended December 31,
	2020	2019
Employee Awards	$1,411,442	$3,880,938
Consulting Awards	92,947	85,683
	$1,504,389	$3,966,621

Employee Stock Options

In November 2020, the Board authorized the adoption of and, on November 23, 2020, our stockholders ratified our 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan became effective immediately and will expire on November 23, 2030, unless terminated earlier by the Board of Directors. The 2020 Plan will permit the Board of Directors, or a committee or subcommittee thereof, to grant to eligible employees, non-employee directors and consultants of the Company and its subsidiaries non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock to be authorized for issuance under the 2020 Plan is 10 million shares. As of the date of this filing a Registration Statement on Form S-8 has not been filed. As of December 31, 2020, there have been no awards granted in the plan.

On October 29, 2014, the Board authorized the adoption of and, on June 26, 2015, our stockholders ratified, our 2014 Equity Incentive Plan for the issuance of 10 million shares of our common stock and, in April 2018, stockholders approved an increase of 5 million shares of common stock that may be granted (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 15 million shares of our common stock and is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning our long term interests with participants. A Registration Statement on Form S-8 for the initial 10 million shares automatically became effective in May 2016, and a Registration Statement on Form S-8 for the additional 5 million shares and 900,000 shares under the Feinsod Agreement automatically became effective in June 2018 (collectively, the “Registration Statements”). The Registration Statements relate to 15,000,000 shares of our common stock, which are issuable pursuant to or, upon exercise of, options that have been granted or may be granted under our Incentive Plan. As of December 31, 2020, there were 5,320,330 shares available to issue under the Incentive Plan.

Stock-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested. The following summarizes the Black-Scholes assumptions used to value the Employee Awards granted:

Year ended December 31,
	2020	2019
Exercise price	$0.31 - 0.67	$0.55 - 2.37
Stock price on date of grant	$0.27 - 0.67	$0.55 - 2.37
Volatility	111 - 114%	119 - 130%
Risk-free interest rate	0.16 - 1.53%	1.43 - 2.60%
Expected life (years)	3.0	3.0
Dividend yield	—	—

The following summarizes Employee Awards activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2019	10,883,780	$1.28	5.4	$61,000
Granted	2,084,520	0.45
Exercised	—	—
Forfeited or expired	(5,701,880)	1.29
Outstanding as of December 31, 2020	7,266,420	$1.03	5.9	$176,000

Exercisable as of December 31, 2020	5,390,600	$1.28	5.8	$57,000

As of December 31, 2020, there was approximately $21,417 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of fifteen months.

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

	Year ended December 31,
	2020	2019
Exercise price	$0.61	$0.71 - 2.37
Stock price, date of valuation	$0.61	$0.71 - 2.37
Volatility	101%	125 - 141%
Risk-free interest rate	1.47%	1.64 - 2.62%
Expected life (years)	1.0	2.0 - 5.0
Dividend yield	—	—

The following summarizes Consulting Awards activity:

			Weighted-
		Weighted-	average
		average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2019	125,000	$1.79
Granted	10,000	0.61
Exercised	—
Forfeited or expired	(35,000)	3.08
Outstanding and exercisable as of December 31, 2020	100,000	$1.22	2.2	$—

During 2020 we granted 10,000 options to a consultant with a fair value of $2,390.

Feinsod Employment Agreement

On August 6, 2019, we entered into an agreement (the “Feinsod Agreement”) with Michael Feinsod for his permanent service as our Chief Executive Officer. Pursuant to the agreement, Mr. Feinsod received 1,000,000 stock options that vest when our stock price has a trading price of equal to or above $4.51 per share for five consecutive days. The options have an exercise price of $0.83 per share and a ten-year life. These options were issued under the Incentive Plan. The options were valued using the Monte Carlo method. For the year ended December 31, 2020 and 2019, we recognized approximately $57,342 and $116,000, respectively, of stock-based compensation expense related to these options. These options were forfeited in July 2020, with Mr. Feinsod’s resignation.

The underlying assumptions used in the Monte Carlo simulations to determine the fair value of options were:

August 6, 2020
Current stock price	$0.83
Exercise price	$0.83
Vesting goal	$4.51
Risk-free interest rate	1.73%
Expected term (in years)	10
Expected volatility	123%

Warrants with Debt

The following summarizes warrants issued with debt activity:

			Weighted-
		Weighted-	average
		average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2018	5,992,214	$2.26
Granted	2,481,000	0.98
Exercised	—	—
Expired	—	—
Outstanding as of December 31, 2019	8,473,214	0.64	0.5	$1,169,583
Granted	7,143,011	0.42
Exercised	(1,131,000)	0.40
Expired	(7,064,214)	0.63
Outstanding and exercisable as of December 31, 2020	7,421,011	$0.46	2.0	$478,925

On May 31, 2019, we issued the 2019 Units at $1.00, which triggered the “down round” feature specified in the 8.5% Warrants. We calculated the difference between the 8.5% Warrants’ fair value on the date the down round feature was triggered using the original exercise price and the new exercise price. On October 18, 2019, November 1, 2019 and again on December 11, 2019, we issued additional warrants at $1.00, $0.68 and $0.45, respectively. These triggered the “down round” feature on both the 8.5% warrants and the 2019 Warrants. In May 2020, we issued common stock at a price $0.3983. These triggered the “downround” feature on the 2019 Units and the 15% Notes. The 8.5% Warrants had expired at the time of issuance, so did not effect these warrants. The difference in fair value of the effect of the down round feature for the 8.5% Warrants and the 15% Warrants is reflected in our consolidated financial statements as a deemed dividend and as a reduction to income available to common stockholders in the basic earnings per share calculation. The difference in the fair value of the effect of the down round feature for the 2019 Warrants are reflected in the gain/loss on derivative instrument in our consolidated statement of operations.

The underlying assumptions used in the binomial lattice model to determine the fair value of the 8.5% Warrants were:

	Pre-Trigger	Post-Trigger
Current stock price	$0.95	$0.95
Exercise price	$2.35	$1.00
Risk-free interest rate	2.21%	2.21%
Expected dividend yield	—	—
Expected term (in years)	0.89	0.89
Expected volatility	123%	123%

	Pre-Trigger	Post-Trigger
Current stock price	$0.70	$0.70
Exercise price	$1.00	$0.68
Risk-free interest rate	1.55%	1.55%
Expected dividend yield	—	—
Expected term (in years)	0.47	0.47
Expected volatility	114%	114%

	Pre-Trigger	Post-Trigger
Current stock price	$0.67	$0.67
Exercise price	$0.68	$0.45
Risk-free interest rate	1.61%	1.61%
Expected dividend yield	—	—
Expected term (in years)	0.36	0.36
Expected volatility	113%	113%

The underlying assumptions used in the binomial lattice model to determine the fair value of the 15% Warrants were:

	Pre-Trigger	Post-Trigger
Current stock price	$0.55	$0.55
Exercise price	$0.45	$0.40
Risk-free interest rate	0.18 - 0.22%	0.18 - 0.22%
Expected dividend yield	—	—
Expected term (in years)	0.60 - 2.60	0.60 - 2.60
Expected volatility	88 - 116%	88 - 116%

	Pre-Trigger	Post-Trigger
Current stock price	$0.70	$0.70
Exercise price	$1.00	$0.68
Risk-free interest rate	1.55%	1.55%
Expected dividend yield	—	—
Expected term (in years)	4.58	4.58
Expected volatility	114%	114%

	Pre-Trigger	Post-Trigger
Current stock price	$0.67	$0.67
Exercise price	$0.68	$0.45
Risk-free interest rate	1.61%	1.61%
Expected dividend yield	—	—
Expected term (in years)	4.47	4.47
Expected volatility	113%	113%

NOTE 18. NET LOSS PER SHARE

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2020	2019
Stock options	7,366,420	12,833,780
Warrants	16,531,825	17,439,881
Accrued stock payable	359,415	42,736
Convertible notes	2,261,538	—
	26,519,198	30,316,397

NOTE 19. RELATED PARTY TRANSACTIONS

On June 3, 2020, the Company entered into a consulting agreement with Adam Hershey, a board member and investor, pursuant to which he would act as a strategic consultant for the Company, including providing assistance with the sourcing and evaluation of merger and acquisition deals, strategic capital and strategic partnerships or joint ventures. Mr. Hershey is paid an initial monthly rate of $8,333 for the services, subject to certain adjustments. We paid $58,333 during the year ended December 31, 2020. In addition, the Hershey Subscription Agreement between the Company and Hershey Strategic Capital, LP and Shore Ventures III, LP provides that the Company will during a negotiation period endeavor to cause the existing holders of the promissory notes of the Company having an outstanding balance in the amount of approximately $2,331,000 as of June 1, 2020 that are due on or about January 31, 2021, to extend the maturity date of such notes to a date that is not earlier than January 31, 2022. All of the existing notes were not amended to extend the maturity dates thereof, resulting in the Company issuing to the Hershey Investor 1,631,000 additional warrants to purchase shares of common stock. See Note 17, “2020 Capital Raise”.

We currently have a lease agreement with Dalton Adventures, LLC in which we rent 17,000 square foot of greenhouse space in Boulder, Colorado for $33,680 a month, of which $30,000 is base rent and $3,680 is property taxes. The owner of Dalton Adventures, LLC is a principal shareholder and board member of the Company. We incurred approximately $286,000 of rent expense for the year ended 2020.

On December 23, 2020, all five board members of the Company purchased senior convertible promissory notes from the Company for an aggregate amount of $340,000. These notes are included in the 10% Notes discussed in Note 13. Accrued interest earned and owed to the board members was $1,000 as of December 31, 2020.

We had a note payable to a former board member who resigned in September 2020 in the amount of $100,000. This note is included in the 15% Notes discussed in Note 13. We have paid approximately $15,000 in interest for the year ended December 31, 2020. This note was paid in full in February 2021.

NOTE 20.  SEGMENT INFORMATION

Our operations are organized into three segments: Operations; Cultivation; and Investments. All revenue originates, and all assets are located in the United States. Segment information is presented in accordance with ASC 280, Segments Reporting. This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with GAAP. The following information is presented net of discontinued operations. For more information see Note 3.

Year ended December 31

2020	Operations	Cultivation	Investments	Eliminations	Total
Revenues	$5,195,000	$2,279,867	$103,837	$(458,664)	$7,120,040
Costs and expenses	(5,312,427)	(1,865,399)	(125,000)	446,480	(6,856,346)
Segment operating (loss) income	$(117,427)	$414,468	$(21,163)	$(12,184)	263,694
Corporate expenses					(7,882,516)
Net loss from continuing operations					$(7,618,822)

2019	Operations	Cultivation	Investments	Total
Revenues	$3,570,909	$—	$95,437	$3,666,346
Costs and expenses	(3,372,174)	—	(71,723)	(3,443,897)
Segment operating income	$198,735	$—	$23,714	222,449
Corporate expenses				(14,030,707)
Net loss from continuing operations				$(13,808,258)

	December 31,
Total assets	2020	2019
Operations	$750,156	$441,841
Cultivation	6,208,223	—
Investments	378,962	402,988
Corporate	1,188,059	2,135,395
Total assets - segments	8,525,400	2,980,224
Intercompany eliminations	(12,183)	—
Total assets - consolidated	$8,513,217	$2,980,224

NOTE 21. SUBSEQUENT EVENTS

On February 8, 2021, the Company, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor, pursuant to which the Company issued and sold convertible notes with an aggregate principal amount of $1,660,000 to such investor.  The notes are part of an over-allotment option exercised by the Company in connection with the convertible note offering consummated on December 23, 2020 and reported on a Current Report on Form 8-K filed on December 30, 2020. In connection with the issuance of the notes, the holder received warrants to purchase shares of the Company’s common stock equal to 20% coverage of the aggregate principal amount at $0.56 per share. In the aggregate, this equals 592,858 shares of the Company’s common stock with a par value $0.001 per share. The notes will bear interest at an annual rate of 10% and will mature on February 8, 2024. The investor has the option to convert up to 50% of the outstanding unpaid principal and accrued interest of the notes into common stock at a variable price of 80% of the market price but no less than $0.65 per share and no more than $1.00 per share. The warrants are exercisable at an exercise price of $0.56 per warrant, subject to adjustment as provided in the warrants, at any time prior to the earlier of the maturity date and an acquisition (as defined in the warrants).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Remediation of Material Weakness

In connection with our audit of the financial statements for the year ended December 31, 2019, we and our independent registered public accounting firm determined that we had a material weakness in our internal control over financial reporting. The material weakness related to the failure to ensure timely application of the anti-dilution adjustment provisions contained in certain outstanding warrants.

During the year ended December 31, 2020, we implemented enhanced procedures to remediate the deficiency in our internal controls over financial reporting that resulted in the material weakness. These procedures include adding personnel as well as redesigning existing quarterly control procedures to enhance management’s accounting for any derivative or convertible securities issued by the Company. The actions we took are subject to ongoing senior management review, as well as audit committee oversight.

We have completed execution of our remediation plan and successfully remediated the material weakness in internal control over financial reporting described above as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Except for the remediation measures described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the sections entitled “Proposal One.  Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the sections entitled “Executive Compensation” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the section entitled “Proposal Two.  Ratification of Appointment of Independent Auditors” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed with this Report:

Exhibit Number	Exhibit Name
2.1	Articles of Merger (Acquisition of shares in Advanced Cannabis Solutions) (Incorporated by reference to Exhibit 2 to our registration statement on Form S-1, File No. 333-193890)
2.2	Asset Purchase Agreement dated as of January 24, 2020, by and between the Company and Dalton Adventures, LLC (incorporated by reference to Exhibit 2.2 to our Form 10-K filed May 14, 2020)
2.3	Asset Purchase Agreement, dated as of April 7, 2020, between the Company and the Organic Seed, LLC (incorporated by reference to Exhibit 2.3 to our Form 10-K filed May 14, 2020)
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1, File No. 333-163342)
3.2	Articles of Amendment (name change) (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on June 18, 2015)
3.3	Amendment to Amended and Restated Articles of Incorporation effective November 23, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on November 25, 2020)
3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on February 1, 2017)
4.6**	Description of Company’s Common Stock
10.1	Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.2 to our Form 8-K filed on April 6, 2016)
10.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 4, 2019)
10.3†	Executive Chairman of the Board and Director Agreement between the Company and Michael Feinsod dated August 4, 2014 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 5, 2014)
10.4	Form of Employee Nonstatutory Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 16, 2015)
10.5	Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 3, 2015)
10.6	Option for the Company to Purchase Note and Equity Interest (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 9, 2015)
10.7	Form of Amendment to Option to Purchase Note and Equity Interest (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 8, 2016)
10.8	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 8, 2016)
10.9†	Employment Agreement, dated as of December 8, 2017, among the Company and Michael Feinsod (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 14, 2017)
10.10†	Form of Time-Based Options Award (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 14, 2017)
10.11†	Form of Performance-Based Options Award (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on December 14, 2017)
10.12†	Amended and Restated 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on November 8, 2018)
10.13	Agreement with Flowhub Holdings, LLC Safe dated November 5, 2018 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 9, 2018)

Exhibit Number	Exhibit Name
10.14	Form of First Amendment to Secured Promissory Note (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 6, 2019)
10.15	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 4, 2019)
10.16	Promissory Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 24, 2019)
10.17	Form of Promissory Note (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed July 24, 2019)
10.18†	Amendment to Agreements, dated August 6, 2019 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 6, 2019)
10.19	Form of Securities Exchange Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 17, 2019)
10.20	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 26, 2019)
10.21	Contract to Buy and Sell Real Estate (Commercial) (Incorporated by reference to Exhibit 10.5 to our Form 8-K filed November 20, 2019)
10.22	Deed of Trust Note dated December 31, 2019 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 14, 2020)
10.23	Deed of Trust, Assignment of Leases and rents, Security Agreement and Fixture Filing dated January 8, 2020 (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed January 14, 2020)
10.24	Form of Unsecured Promissory Note (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 24, 2020)
10.25	Form of 2020 A Warrant to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 24, 2020)
10.26	Convertible Promissory Note (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed February 24, 2020)
10.27	Promissory Note Exchange Agreement (Incorporated by reference to Exhibit 10.4 to our Form 8-K filed February 24, 2020)
10.28†	Employment Agreement, dated December 13, 2019, between Steve Gutterman and the Company (incorporated by reference to Exhibit 10.28 to our Form 10-K filed May 14, 2020)
10.29†	Amendment to Employment Agreement, dated April 29, 2020, between Steve Gutterman and the Company (incorporated by reference to Exhibit 10.29 to our Form 10-K filed May 14, 2020)
10.30†	Amendment to Employment Agreement, dated April 24, 2020, between Michael Feinsod and the Company (incorporated by reference to Exhibit 10.30 to our Form 10-K filed May 14, 2020)
10.31

Subscription Agreement entered into as of May 31, 2020 by the Company, Hershey Strategic Capital, LP and Shore Ventures III, LP (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 1, 2020)

10.32	Form of Warrant (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed June 1, 2020)
10.33

Letter Agreement between General Cannabis Corp and Hershey Strategic Capital, LP and Shore Ventures III, LP, dated September 13, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 14, 2020)

10.34	General Cannabis Corp 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 25, 2020)
10.35	Form of Senior Convertible Promissory Note issued by General Cannabis Corp to certain investors (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 30, 2020)
10.36	Form of Warrant issued by General Cannabis Corp to certain investors(incorporated by reference to Exhibit 10.2 to our Form 8-K filed December 30, 2020)
10.37	Form of Securities Purchase Agreement between General Cannabis Corp and certain investors (incorporated by reference to Exhibit 10.3 to our Form 8-K filed December 30, 2020)

Exhibit Number	Exhibit Name
10.38

Form of Supplemental Note Exchange Agreement for 15% Note Holders between General Cannabis Corp and certain investors (incorporated by reference to Exhibit 10.4 to our Form 8-K filed December 30, 2020)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Form 10-K filed March 31, 2017)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to our Form 10-K filed May 14, 2020)
23.1**	Consent of Marcum LLP
31.1**	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 of Principal Executive Officer
31.2**	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 of Principal Financial and Accounting Officer
32.1**	Certification pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 of the Principal Executive and Financial Officers
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(**)   Filed herewith.

(†)   Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Steven D. Gutterman	Chief Executive Officer	April 1, 2021
Steven D. Gutterman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven D. Gutterman	Principal Executive Officer and Director	April 1, 2021
Steven D. Gutterman

/s/ Diane Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2021
Diane Jones

/s/ Carl J. Williams	Director	April 1, 2021
Carl J. Williams

/s/ John Barker Dalton	Director	April 1, 2021
John Barker Dalton

/s/ Adam Hershey	Director	April 1, 2021
Adam Hershey

/s/ Richard C. Travia	Director	April 1, 2021
Richard C. Travia