Form 10-K/A
period 2020-12-31
GENERAL CANNABIS CORP
filed 2021-04-19
CIK 1477009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o   No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o   No ⌧

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No o

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o	Non-accelerated filer	⌧
Smaller reporting company	☒	Emerging growth company	☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

General Cannabis Corp (“we,” “us,” the “Company,” or “General Cannabis”) is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission on April 1, 2021, for the sole purpose of providing the information required by Part III that we intended to be incorporated by reference from our proxy statement relating to our 2021 annual meeting of shareholders. Our 2021 proxy statement, however, will not be filed within the requisite time period allowing such incorporation by reference.

This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to the cover page, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV. No other information included in the Form 10-K, including the other information set forth in Part I and Part II, has been modified or updated in any way.

We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning Our Directors and Executive Officers

The name, age and certain background information regarding our current officers and each member of our Board of Directors is set forth below as of April 1, 2021. There are no family relationships among our directors or executive officers. Directors are generally elected at an annual stockholders’ meeting and hold office until the next annual stockholders’ meeting, or until their successors are duly elected and qualified. Executive officers are appointed by directors and serve at the Board’s discretion.

Name	Age	Positions
Carl J. Williams	69	Chairman of the Board, Director (1, 2*)
Steve Gutterman	51	Chief Executive Officer, Director (3)
Adam Hershey	48	Director (3*)
John Barker Dalton	56	Director (3)
Richard Travia	39	Director (1*, 2)
Diane Jones	56	Chief Financial Officer, Principal Financial and Accounting Officer

* Denotes chair of such Board committee

(1) Member of the Audit Committee

(2) Member of Compensation Committee

(3) Member of Nominating & Corporate Governance Committee

Carl J. Williams was appointed Chairman of the Board on September 11, 2020. Mr. Williams is the Chair of the Compensation Committee and a member of the Audit Committee. Mr. Williams’s career in financial services spans 30 years and includes several high profile industry positions. Mr. Williams served as a director of Planet Payment, Inc. [formerly Nasdaq: PLPM], a company which processes merchant payments internationally, beginning in August 2013 before being elevated in February 2014 to Chairman and CEO, which positions he held until it was sold in 2018 to the Fintrax Group, a leader in payment processing. Before that, from 2004 until 2009, Mr. Williams was President of World Wide Payment Processing for Global Payments [NYSE: GPN], and served as its Advisor to Global Payments on Business Development and International Operations from 2009 to 2013. He also served as Managing Director of Pay Anywhere, LLC from 2012 until 2013. He also served as President of the Merchant Services Division of National Processing Company, one of the nation’s largest processors of credit card, debit and check transactions. He holds a BA from La Salle University.

Steve Gutterman was appointed a director and Chief Executive Officer on December 13, 2019. Mr. Gutterman is a member of the Corporate Governance and Nominating Committee. Mr. Gutterman has more than two decades of experience leading high growth businesses in highly regulated industries. Most recently, Mr. Gutterman served as President of Harvest Health & Recreation, one of the largest cannabis multi-state operators in the United States, where he led the company’s public offering as well as its global operations. Prior to that, he served as Chief Executive Officer of market research company Mobile Accord and before that as Executive Vice President and Chief Operating Officer of E*TRADE Bank, a $35 billion federally regulated thrift. Mr. Gutterman holds a JD/MBA from Columbia University and BA Cum Laude in Political Science from Tufts University.

Adam Hershey was appointed a director on July 13, 2020. Mr. Hershey is the Chair of the Corporate Governance and Nominating Committee. Mr. Hershey has over 25 years of investing experience in the public and private markets. He is currently the Founder, Managing Partner and Portfolio Manager of Hershey Strategic Capital, LP, an opportunistic, alternative asset manager focused on active investing in small cap public companies since inception in July 2009 to the present. He invests in both public and private companies, covering multiple industries with a typical investment time frame of 3-5 years focused on fundamental, long term absolute returns across the capital structure. He is the Founder and Managing Member of several investment partnerships that focus on providing growth and expansion capital to talented entrepreneurs and executives to build great businesses and ultimately achieve successful liquidity events. Mr. Hershey was a Partner and Chief Investment Officer (CIO) at SIAR Capital, LLC, a single family office specializing in undervalued and emerging growth companies based in New York City from September 2007 through June 2016, and remained a consultant through December 2016. At SIAR Capital he invested in public and private companies, as well as third-party alternative asset managers and multiple co-investment transactions. The investment focus was based on a concentrated portfolio of undervalued and emerging companies working closely with management to foster economic value through the development of companies. SIAR Capital broadened its investment mandate to include opportunistic investments across asset classes. Mr. Hershey was also a director of United Energy Corp. from 2008 until his resignation in February 2018. Mr. Hershey graduated from Tulane University A.B. Freeman School of Business with a B.S.M. in 1994.

John Barker Dalton was appointed a Director on September 11, 2020. Mr. Dalton is a member of the Nominating and Corporate Governance Committee. Mr. Dalton is the Founder and has served as Managing Director of Dalton Adventures, LLC (“Dalton Adventures”) since 2010. The assets of Dalton Adventures that constitute the business of SevenFive Farm, a purpose-built cannabis greenhouse facility in Boulder County, Colorado, were acquired by the Company in May 2020 (as described below). Mr. Dalton has over a decade of experience in the cannabis industry. Mr. Dalton created SevenFive Farm after living five years in Costa Rica working in sustainable development. His focus was on site study, master design and material sourcing. Prior to working in Costa Rica, Mr. Dalton co-owned and operated Robb’s Music, an iconic music instrument store in Boulder, Colorado.

Richard Travia was appointed a Director on September 11, 2020. Mr. Travia is the Chair of the Audit Committee and a member of the Compensation Committee. Mr. Travia is an experienced cannabis investor and company builder who founded Wildcat Advisory Group in 2017 and Wildcat Investment Management in 2018. Wildcat Advisory Group is a diversified business and investment consultant that advises small and medium size public and private companies, institutional investors such as family offices, private equity funds and hedge funds, and institutional-quality service providers. Wildcat Investment Management provides investment management services. Prior to launching Wildcat, Mr. Travia co-founded Tradex Global Advisors in 2004 and Tradex Global Advisory Services in 2014. While at Tradex, Mr. Travia served as the COO and Compliance Officer of the firm, Director of Research for the fund of hedge funds business and Head of Risk Management for the single hedge fund business. He holds a BA from Villanova University.

Diane Jones was appointed Chief Financial Officer and Principal Financial Officer and Principal Accounting Officer on September 13, 2020. Prior to her appointment, since 2015 Ms. Jones owned her own consulting firm, where she provided accounting and finance consulting services to numerous public and private companies. While consulting, Ms. Jones was responsible for her clients’ accounting and valuation for business mergers, acquisitions and divestitures, Securities and Exchange Commission filings, technical accounting and process improvements. Ms. Jones served as Senior Director of Shared Financial Services of Arrow Electronics, Inc. from 2010 to 2013 and as Worldwide Controller of Arrow Electronics Computing Solutions, a division of Arrow Electronics, Inc., from 2008 to 2009, where she was responsible for back office accounting operations, acquisition integration, and oversight of accounting functions. Prior to that, Ms. Jones served as Assistant Corporate Controller of Ball Corporation, a public packaging company, where she was responsible for SEC filings, Sarbanes-Oxley compliance, management reporting and oversight of all accounting functions. Ms. Jones also has eight years of experience as an auditor with big four audit firms as a senior manager, serving both public and private companies. She is a licensed certified public accountant in the state of Colorado and holds a BBA degree in marketing from Texas A&M University and an MBA with an emphasis in accounting from the University of Houston.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our officers, directors, and persons owning more than 10% of a registered class of our equity securities, who collectively we generally refer to as insiders, to file certain reports regarding ownership of, and transactions in, our securities with the SEC. Such insiders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of such reports filed with the SEC and written representations from the reporting persons, we believe that all of our insiders filed the required reports on a timely basis under Section 16(a) for fiscal year 2020, except (i) Mr. Boockvar inadvertently filed three late Form 4s with respect to three transactions; (ii) Mr. Dalton inadvertently filed one late Form 3 with respect to one transaction; (iii) ) Mr. Feinsod inadvertently filed one late Form 4 with respect to one transaction; (iv) Mr. Green inadvertently filed three late Form 4s with respect to three transactions; (v) Mr.

Gutterman inadvertently filed one late Form 4 with respect to one transaction; (vi) Ms. Jones inadvertently filed one late Form 4 with respect to one transaction and one late Form 3 with respect to one event; (vii) Mr. Oster inadvertently filed two late Form 4s with respect to two transactions; (viii) Mr. Travia inadvertently filed one late Form 4 with respect to one transaction and one late Form 3 with respect to one event; and (ix) Mr. Williams inadvertently filed one late Form 4 with respect to one transaction and one late Form 3 with respect to one event. All required reports regarding ownership of our officers, directors, and persons owning more than 10% of our equity securities for the fiscal year ended December 31, 2020 have been filed.

Code of Business Conduct and Ethics

The Board has established a corporate Code of Ethics, as defined by Item 406 of the Exchange Act, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions. The Code of Ethics is posted on our corporate website at https://www.generalcann.com/code-of-ethics/. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer and Controller, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K filed with the SEC.

Shareholder Nominations and Recommendations for Director Candidates

We have not made any material changes to the procedures by which our shareholders may recommend nominees to our board of directors since we last disclosed the procedures by which shareholders may nominate director candidates under the caption “Director Nominees by Shareholders” in our proxy statement for the 2020 annual meeting of General Cannabis shareholders filed with the SEC on October 21, 2020.

Audit Committee of the Board

We have a standing Audit Committee of the Board of Directors comprised of Mr. Travia as Chair and Mr. Williams as a member. For the period from January 1, 2020 through September 12, 2020, the Audit Committee was composed of former Board Members Peter Boockvar as Chair and Mark Green as a member. The Audit Committee provides oversight of our accounting and financial reporting, processes and financial statement audits, reviews General Cannabis’ internal accounting procedures and consults with and reviews the services provided by its independent auditors. All of the members of our Audit Committee are financially literate pursuant to Nasdaq rules, and our Board has designated Mr. Travia as the Audit Committee Financial Expert, as defined by the SEC and applicable listing standards. Applying the rules of the OTCQB and the SEC, the Board has determined that Messrs. Travia and Williams are independent.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information regarding compensation awarded to, earned by or paid to each of our named executive officers in the years ended December 31, 2020 and 2019.

Summary Compensation Table

						All
				Stock	Option	Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name & Principal Position	Year	($)	($)	($)	($)(1)	($)	($)
Steve Gutterman	2020	283,969	—	—	269,034	—	553,003
Chief Executive Officer	2019	17,708	—	—	129,053	—	146,762
(Joined December 13, 2019)
Diane Jones	2020	57,692	—	—	9,515	—	67,207
Chief Financial Officers
(Joined September 13, 2020)
Jessica Bast	2020	164,035	—	—	42,927	—	206,962
Former Principal Financial and Accounting Officer(2)	2019	134,222	—	—	66,039	—	200,261
(1)	Represents equity-based compensation expense calculated in accordance with the provisions of Accounting Standards Codification Section 718 — Compensation — Stock Compensation, using the Black-Scholes option pricing model as set forth in Notes to our consolidated financial statements in Item 8.
(2)	On September 13, 2020, Ms. Bast was appointed Controller of the Company and Diane Jones was appointed as Chief Financial Officer and Principal Financial and Accounting Officer.

Employment Agreements

Steve Gutterman – In connection with his appointment as Chief Executive Officer, we entered into an employment agreement with Mr. Gutterman dated December 13, 2019. The term of the employment agreement will continue until December 13, 2023 unless terminated earlier as provided in the employment agreement. The employment agreement provides for an annual base salary of $425,000 and Mr. Gutterman is eligible to receive an annual bonus of up to 250% of Mr. Gutterman’s base salary, with the bonus amount dependent on the level of achievement by the Company of certain performance metrics. In light of the uncertainty and adverse economic conditions caused by the COVID-19 pandemic and its potential impact on the business of the Company, Mr. Gutterman agreed to a 50% reduction in his base salary, effective April 29, 2020. Mr. Gutterman entered into an amendment dated April 29, 2020, to his prior employment agreement with the Company dated December 13, 2019, in order to reflect the salary reduction. On September 13, 2020, Mr. Gutterman has agreed not to enter into discussions to adjust his base salary back to its original level until the Company becomes cash flow positive.

In connection with his appointment as Chief Executive Officer, Mr. Gutterman was also granted an option to purchase 1,250,000 shares of Common Stock, with 250,000 of the shares underlying the initial stock options being vested on the date of grant, and with the remaining 1,000,000 of the shares underlying the initial stock options vesting as to one-quarter of the shares on each yearly anniversary of the date of grant. Mr. Gutterman is also entitled to receive an additional option to purchase 50,000 shares of the Common Stock each fiscal quarter beginning on the first fiscal quarter of 2020. The employment agreement provides that if we terminate Mr. Gutterman’s employment at any time without cause (as defined in the employment agreement), Mr. Gutterman will be entitled to receive, subject to his execution of a general release of claims in favor of the Company, an amount equal to 12 months of his then current annual base salary.

Diane Jones – On September 14, 2020, we entered into an employment agreement with Ms. Jones in connection with her appointment as Chief Financial Officer. Pursuant to the employment agreement, Ms. Jones’s employment with the Company will be for a term of four years, provided that her employment may be terminated at any time with or without “Cause”. The agreement provides Ms. Jones with an annual base salary of $200,000, subject to evaluation and adjustment by the Board. Ms. Jones is also eligible to receive an annual bonus payment of up to 50% of her annual base salary, on terms and conditions to be set by the Company. The Company granted Ms. Jones an option to purchase 300,000 shares of the Company’s common stock, with one-quarter of the options vesting on each yearly anniversary of the date of grant, which award is subject to the terms and conditions of the Company’s then effective equity incentive plan. In addition to customary employment benefits that are broadly provided to the Company’s employees, such as participation in any retirement plan, life insurance, group medical and dental, and short-term and long-term disability policies, after three months of employment, Ms. Jones will be entitled to six months of severance in the form of salary continuation payments in the event her employment is terminated without “Cause.”

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding at December 31, 2020.

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options (#)	Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Steve Gutterman	April 21, 2020	50,000		$0.39	April 21, 2025
	January 21, 2020	50,000		0.67	January 21, 2025
	December 13, 2019	500,000	750,000	0.63	December 13, 2024
Diane Jones	September 14, 2020	—	300,000	0.31	September 14, 2027
Jessica Bast	April 21, 2020	—	34,880	0.39	October 2, 2025
	January 21, 2020	—	22,400	0.67	January 21, 2025
	October 2, 2019	23,080	—	0.67	October 2, 2024
	July 29, 2019	25,000	—	0.55	July 29, 2024
	June 4, 2019	30,000	—	0.97	June 4, 2024
	April 24, 2019	18,070	—	1.66	April 24, 2024
	January 21, 2019	16,580	—	2.37	January 21, 2024
	December 23, 2018	2,695	—	1.71	December 23, 2023
	October 12, 2018	5,120	—	3.37	October 12, 2023
	June 27, 2018	6,000	—	3.71	June 27, 2023
	March 30, 2018	7,500	—	2.21	March 30, 2023
	December 21, 2017	5,000	—	4.23	December 21, 2022
	September 11, 2017	25,000	—	1.45	September 11, 2022

Compensation of Directors

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2020 by our Board of Directors for service on the board of directors.

	Fees Earned or	Stock	Option
Name	Paid in Cash	Awards	Awards	Total
John Barker Dalton(1)	$—	—	$—	$—
Adam Hershey(2)	—	—	—	—
Steve Gutterman	—	—	—	—
Carl Williams(1)	—	—	1,921	1,921
Richard Travia(1)	—	—	1,441	1,441
Michael Feinsod(3)	63,583	—	—	63,583
Peter Boockvar(4)	—	—	132,047	132,047
Mark Green(5)	—	—	132,047	132,047
Seth Oster(6)	—	—	115,681	115,681

(1)	Appointed to the Board of Directors on September 11, 2020.
(2)	Appointed to the Board of Directors on July 13, 2020.
(3)	On January 7, 2019, Mr. Feinsod was appointed Interim Chief Executive Officer of the Company. On August 5, 2019, Mr. Feinsod was appointed Chief Executive Officer of the Company. On December 16, 2019, Mr. Feinsod resigned as Chief Executive Officer, but remained the Executive Chairman of the Board of Directors. On June 24, 2020, Mr. Feinsod resigned as Executive Chairman. On July 9, 2020, Mr. Feinsod resigned from the Board of Directors.
(4)	On September 11, 2020, Mr. Boockvar provided his resignation to the Board of Directors.
(5)	On September 11, 2020, Mr. Green provided his resignation to the Board of Directors.
(6)	On September 11, 2020, Mr. Oster provided his resignation to the Board of Directors.

Outstanding Director Option Awards at Fiscal Year End

The following options granted as director compensation were outstanding as of December 31, 2020:

Carl Williams —50,000

Richard Travia — 37,500

Peter Boockvar — 2,125,000

Mark Green — 925,000

Seth Oster — 325,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 1, 2021: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of April 1, 2021, there were 62,146,515 shares of our common stock outstanding.

	Common Stock Beneficially Owned
Named Executive Officers and Directors:	Number of Shares	Percentage of Shares
Steve Gutterman(1)	607,143	1%
Diane Jones	—	*
Adam Hershey(2)	14,847,732	21%
John Barker Dalton(3)	8,866,260	14%
Carl Williams(4)	35,715	*
Richard Travia(5)	35,715	*
All current directors and executive officers as a group (six persons)	24,392,565	36%

*	Indicates less than 1%.
(1)	Includes options to purchase 600,000 shares of common stock and warrants to purchase 7,143 shares of common stock.
(2)	Includes warrants to purchase 7,315,722 shares of common stock.

(3) Includes warrants to purchase 7,143 shares of common stock.

(4) Includes warrants to purchase 35,715 shares of common stock.

(5) Includes warrants to purchase 35,715 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Related-Party Transactions

In the ordinary course of our business and in connection with our financing activities, we have entered into a number of transactions with our directors, officers and holders of more than 5% of capital stock of the Company. All of the transactions set forth below were approved by our board of directors. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than could have been obtained from unaffiliated third parties. Our Audit Committee is responsible for reviewing all related party transactions.

We describe below the transactions and series of similar transactions, since December 31, 2019, to which we were a participant or will be a participant, in which:

●	the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and
●	any of the directors, executive officers, holders of more than 5% of capital stock of the Company or any member of their immediate family had or will have a direct or indirect material interest.

Steve Gutterman, our Chief Executive Officer and one of our directors, agreed to a 50% reduction in his base salary given the uncertainty of the business environment surrounding the COVID-19 pandemic. On September 13, 2020, Mr. Gutterman agreed not to enter into discussions to adjust his base salary back to its original level until the Company is cash flow positive.

John Barker Dalton, one of our directors, owns 100% percent of Dalton Adventures, LLC. Dalton Adventures owns 8,859,117 shares of the Company’s common stock, which it acquired in connection with the sale of its assets that constitute the business of SevenFive Farm to the Company, which transaction was finalized on May 25, 2020.

In addition, in conjunction with such acquisition, the Company entered into a lease agreement with Dalton Adventures in which the Company rents greenhouse space in Boulder, Colorado for $33,680 a month, which includes base rent and real estate taxes. The terms of such arrangements with Dalton Adventures were previously disclosed in the Company’s Current Reports on Form 8-K filed on February 24, 2020 and May 29, 2020, and a copy of the Asset Purchase Agreement and Commercial Lease between the Company and Dalton Adventures were attached as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

On May 29, 2020, we entered into a subscription agreement, as amended, with Hershey Strategic Capital, LP and Shore Ventures III, LP (collectively the “Hershey Investor”) with respect to the sale of shares of common stock and warrants to purchase common stock. Adam Hershey is the managing partner of each such entity. During the year ended December 31, 2020, we sold $3,000,000 of securities to the Hershey Investor, representing 7,532,010 shares of common stock and warrants to purchase 5,649,007 shares of common stock with an exercise price of $0.5565 per share. In accordance with the terms of the subscription agreement, we issued an additional 1,631,000 warrants in December 2020 to purchase common stock with an exercise price of $0.4917 to the Hershey Investor.

In addition, on June 3, 2020, the Company entered into a consulting agreement with Mr. Hershey pursuant to which he would act as a strategic consultant for the Company, including providing assistance with the sourcing and evaluation of M&A deals, strategic capital and strategic partnerships or joint ventures. Mr. Hershey is paid an initial monthly rate of $8,333 for the services, subject to certain adjustments described therein.

On December 23, 2020, all five board members of the Company purchased 10% senior convertible promissory notes (“10% Notes”) from the Company for an aggregate amount of $340,000. In connection with the issuance of the 10% Notes, the noteholders received warrants to purchase shares of our common stock equal to 20% coverage of the aggregate principal amount at $0.56 per share. In the aggregate, this equals 121,431 shares of our common stock. The 10% Notes will bear interest at an annual rate of 10% and will mature on December 23, 2023. The noteholders have the option at any time to convert up to 50% of the outstanding unpaid principal and accrued interest.

Director Independence

Our Board of Directors has determined that Messrs. Williams and Travia are independent under the OTCQB listing standards and the applicable rules promulgated by the SEC. Applying these same rules, our Board has determined that all members of the Audit Committee and the Compensation Committee are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm for Fiscal Year 2020 and 2019

Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and the review of financial statements included in our Quarterly Reports on Form 10-Q. Audit-related fees relate to procedures performed in conjunction with our Form S-1 and Form S-8 filings. The aggregate fees billed for professional services rendered by our principal accountants, Marcum LLP, were as follows:

	Fees for the Year Ended
	December 31,
	2020	2019
Service
Audit Fees	$200,122	$193,052
Audit-related Fees	8,700	14,000
Tax Fees	—	—
All Other Fees	—	—
Total	$208,822	$207,052

Pre-Approval Policies and Procedures

The Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval procedures, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee has pre-approved all specified audit and non-audit services to be provided by its principal independent auditors for up to twelve months from the date of the pre-approval. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration. In 2019 and 2020, the Audit Committee approved all services and fees of Marcum LLP identified in the above table in accordance with SEC requirements.

Exhibit Index

Exhibit Number	Exhibit Name

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of Principal Financial and Accounting Officer  Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(*)   Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

19
Signature	Title	Date

/s/ Steven D. Gutterman	Chief Executive Officer	April 19, 2021
Steven D. Gutterman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven D. Gutterman	Principal Executive Officer and Director	April 19, 2021
Steven D. Gutterman

/s/ Diane Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	April 19, 2021
Diane Jones

/s/ Carl J. Williams	Director	April 19, 2021
Carl J. Williams

/s/ John Barker Dalton	Director	April 19, 2021
John Barker Dalton

/s/ Adam Hershey	Director	April 19, 2021
Adam Hershey

/s/ Richard C. Travia	Director	April 19, 2021
Richard C. Travia