Form 10-Q
period 2021-03-31
GENERAL CANNABIS CORP
filed 2021-05-17
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2021.

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

As of May 11, 2021, there were 62,146,515 issued and outstanding shares of the Company's  common stock.

GENERAL CANNABIS CORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021
	(Unaudited)	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$840,092	$750,218
Accounts receivable, net of allowance of $54,000 and $27,000 as of March 31, 2021 and December 31, 2020, respectively	299,884	327,790
Notes receivable, net of allowance of $41,608 and $125,000 as of March 31, 2021 and December 31, 2020, respectively	260,000	350,000
Inventories, net	419,825	371,799
Prepaid expenses and other current assets	376,910	744,396
Assets of discontinued operations	5,401	5,551
Total current assets	2,202,112	2,549,754

Right-of-use operating lease asset	1,826,523	1,836,455
Property and equipment, net	666,306	455,222
Investment, held for sale	—	208,761
Intangible assets, net	912,500	984,375
Goodwill	2,484,200	2,484,200
Total assets	$8,091,641	$8,518,767

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$733,065	$1,513,761
Interest payable	106,141	16,790
Customer deposits	75,906	517,931
Operating lease liability, current	373,581	370,800
Accrued stock payable	60,900	94,861
Warrant derivative liability	236,995	561,368
Liabilities of discontinued operations	53,128	54,641
Total current liabilities	1,639,716	3,130,152

Operating lease liability, non-current	1,497,316	1,499,280
Long-term notes payable	3,276,285	2,598,965
Related party long-term notes payable (net of discount)	293,750	289,579
Total liabilities	6,707,067	7,517,976
Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 and 100,000,000 shares authorized; 62,146,515 shares and 60,813,673 shares issued and outstanding on March 31, 2021 and December 31, 2020, respectively	62,144	60,813
Additional paid-in capital	78,632,934	75,891,414
Accumulated deficit	(77,310,504)	(74,951,436)
Total stockholders’ equity	1,384,574	1,000,791
Total liabilities & stockholders’ equity	$8,091,641	$8,518,767

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2021	2020
Revenue
Service	$423,749	$308,386
Cultivation sales	649,333	—
Product sales	560,436	1,339,073
Interest	14,472	16,729
Total revenue	1,647,990	1,664,188

Costs and expenses
Cost of sales	1,396,097	1,423,980
Selling, general and administrative	750,577	1,039,934
Stock-based compensation expense	103,932	572,574
Professional fees	262,914	597,036
Depreciation and amortization	121,941	31,913
Total costs and expenses	2,635,461	3,665,437

Operating loss	(987,471)	(2,001,249)

Other expenses (income)
Amortization of debt discount and equity issuance costs	68,330	66,321
Interest expense	103,056	171,048
Loss on extinguishment of debt	—	1,137,428
Loss (gain) on derivative liability	1,198,744	(1,375,620)
Other expense (income), net	1,467	(139,105)
Total other expenses, net	1,371,597	(139,928)

Net loss from continuing operations before income taxes	(2,359,068)	(1,861,321)

Loss from discontinued operations	—	(152,858)
Loss from operations before income taxes	(2,359,068)	(2,014,179)

Provision for income taxes	—	—
Net loss	$(2,359,068)	$(2,014,179)

Per share data - basic and diluted
Net loss from continuing operations per share	$(0.04)	$(0.05)
Net loss from discontinued operations per share	$—	$—
Net loss attributable to common stockholders per share	$(0.04)	$(0.05)
Weighted average number of common shares outstanding	61,563,379	39,694,890

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(2,359,068)	$(2,014,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	68,330	66,321
Depreciation and amortization	121,941	34,087
Amortization of loan origination fees	—	(2,487)
Loss on extinguishment of debt	—	1,137,428
Non-cash lease expense	103,450	—
Bad debt expense	(39,463)	51,572
Loss on disposal of property and equipment	2,964	—
Loss (gain) on warrant derivative liability	1,198,744	(1,375,620)
Stock-based compensation	103,932	572,574
Loss on discontinued operations	—	5,183
Gain on sale of building	—	(139,105)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	157,369	204,502
Prepaid expenses and other assets	367,486	(261,778)
Inventories	(48,026)	—
Accounts payable and accrued liabilities	(1,034,883)	238,674
Operating lease liabilities	(92,701)	—
Net cash used in operating activities:	(1,449,925)	(1,482,828)

Cash flows from investing activities
Purchases of property and equipment	(264,114)	(3,011)
Proceeds from sale of investment	208,761	—
Proceeds from sale of building	—	1,421,134
Net cash (used in) provided by investing activities	(55,353)	1,418,123

Cash flows from financing activities
Proceeds from sale of common stock and warrants	—	90,000
Proceeds from exercise of stock options	135,002	—
Proceeds from notes payable	1,660,000	1,500,000
Payments on notes payable	(200,000)	(975,000)
Net cash provided by financing activities	1,595,002	615,000

Net increase in cash and cash equivalents	89,724	550,295
Cash and cash equivalents, beginning of period	755,769	224,994
Cash and cash equivalents, end of period	$845,493	$775,289

Supplemental schedule of cash flow information
Cash paid for interest	$13,705	$173,067

Non-cash investing and financing activities
Cashless warrant exercises	$1,557,078	$—
Beneficial conversion feature	417,539	233,500
10% Warrants recorded as a debt discount and additional paid-in capital	429,300	—
Issuance of common stock to a consultant	100,000	—
15% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	—	668,336
Debt converted to equity	—	250,000
15% Warrants recorded as a debt discount and additional paid-in capital	—	167,163
Issuance of common stock to an employee	—	100,000

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2021	60,813,673	$60,813	$75,891,414	$(74,951,436)	$1,000,791
Common stock issued to a consultant	112,359	112	99,888	—	100,000
Common stock issued upon exercise of stock options	213,860	214	134,788	—	135,002
Warrants issued with 10% Notes	—	—	429,300	—	429,300
Beneficial conversion feature	—	—	417,539	—	417,539
Cashless exercise of warrants	1,006,623	1,005	1,556,073	—	1,557,078
Stock options granted to employees and consultants	—	—	103,932	—	103,932
Net loss	—	—	—	(2,359,068)	(2,359,068)
March 31, 2021	62,146,515	$62,144	$78,632,934	$(77,310,504)	$1,384,574

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2020	39,497,480	$39,498	$61,468,034	$(67,271,744)	$(5,764,212)
Warrants issued with the 15% Notes	—	—	835,499	—	835,499
Common stock issued upon exercise of warrants	200,000	200	172,041	—	172,241
Common stock issued to an employee for services	42,735	43	99,957	—	100,000
Common stock issued upon conversion of debt	541,666	541	249,459	—	250,000
Expense in relation to beneficial conversion feature	—	—	233,500	—	233,500
Stock options granted to employees and consultants	—	—	492,331	—	492,331
Net loss	—	—	—	(2,014,179)	(2,014,179)
March 31, 2020	40,281,881	$40,282	$63,550,821	$(69,285,923)	$(5,694,820)

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corp, a Colorado Corporation (the “Company,” “we,” “us,” or “our,”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry. We currently trade on the OTCQB® Market under the trading symbol CANN. As of March 31, 2021, our operations are segregated into the following two segments:

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations. During the three months ended March 31, 2021 and 2020, 69% and 73% of NBC’s revenue was with three customers, respectively.

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

Cultivation (“Cultivation Segment”)

Through our acquisition of SevenFive Farm ("SevenFive") in May 2020, we operate a 17,000 square foot licensed light deprivation greenhouse cultivation facility.

During the three months ended March 31, 2021, 18% of SevenFive’s revenue was with one customer.

Basis of Presentation

The accompanying condensed consolidated financial statements include all accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America ("U.S. GAAP") can be condensed or omitted. The condensed consolidated balance sheet for the year ended December 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2020 which were included in the annual report on Form 10-K filed by the Company on April 1, 2021.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the year ending December 31, 2021, or any other interim or future periods. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

Discontinued Operations

On December 26, 2019, the board of directors and management made the strategic decision to discontinue the operations for both the Security Segment and the Consumer Goods Segment. The assets and liabilities classified as discontinued operations for the Security Segment and Consumer Goods Segment are presented separately in the balance sheet and the operating results. The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. As of March 31, 2021, and December 31, 2020, there are $5,401 and $5,551 of cash and cash equivalents included in asset of discontinued operations on the balance sheet.

On January 1, 2021 we discontinued our investments segment. As this is not a materially significant segment, we have not shown the effects of the discontinued segment in the financial statements.

Going Concern

The Company incurred net losses of $2.4 million and $2.0 million in three months ended March 31, 2021 and 2020, respectively, and had an accumulated deficit of $77.3 million as of March 31, 2021. The Company had cash, cash equivalents, and short-term and long-term investments of $0.8 million and $1.0 million as of March 31, 2021 and December 31, 2020, respectively.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the issuance of convertible debt. The Company expects its operating losses to continue into the foreseeable future as it continues to execute its acquisition and growth strategy.

The Company believes that its cash, cash equivalents, and short-term investments as of March 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q due to the receipt of an additional $2.3 million of cash in April 2021 from the issuance of a convertible note offering and the pending acquisition of three dispensaries (See Note 13 for further information). The Company may need additional funding to support its planned investing activities. If the Company is unable to obtain additional funding, it would be forced to delay, reduce or eliminate some or all of its acquisition efforts, which could adversely affect its business prospects.

Summary of Significant Accounting Policies

See our Annual Report on Form 10-K for the year ended December 31, 2020, for discussion of the Company's significant accounting policies.

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

FASB ASU 2019-12 – “Income Taxes (Topic 740)” – In December 2019, the FASB issued guidance which simplifies certain aspects of accounting for income taxes. The guidance is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. We adopted this ASU in the first quarter of 2021. This ASU did not have a material effect on our condensed consolidated financial statements.

NOTE 2. BUSINESS ACQUISITION

On May 13, 2020, we received approval of the transaction and transfer of the Dalton Adventures, LLC (“Seller”) license from the Colorado Marijuana Enforcement Division. On May 25, 2020, we finalized the acquisition, pursuant to which we acquired the assets of the Seller that constitute the business of SevenFive Farm, a cultivation facility in Boulder, Colorado, whereby we acquired fixed assets, inventory, a cultivation license and the tradename. The purchase price paid by the Company to the Seller was 8,859,117 shares of common stock. The shares issued have not been registered and are restricted shares under applicable U.S. federal and state securities laws and their resale may be made only pursuant to registration under the Securities Act or an available exemption from registration. The closing price of General Cannabis Corp’s common stock on May 13, 2020, the date of license transfer, was $0.38 per share, as such, fair value of consideration is $3,808,951. The purchase agreement had a provision whereby the Seller may require us to repurchase in cash 25% of the shares issued to the owner of Dalton Adventures, LLC at a repurchase price equal to the same volume weighted average price used to determine the number of shares issued to the owner of Dalton Adventures, LLC at closing. As a result, we recorded a liability using Black-Scholes in the amount of $442,487 and reduced additional paid-in capital. In December 2020, the Seller waived his right to this provision in the purchase agreement and no longer has the possibility of the buyback of the shares. Therefore, no stock put liability is recorded as of December 31, 2020 and the liability was reversed into equity. As March 31, 2021, we have completed the allocation of the purchase price. As of March 31, 2021, the condensed consolidated balance sheet includes an allocation of fixed assets, inventory, intangible assets and goodwill.

The purchase price allocation is as follows:

Inventories	$185,261
Fixed assets	89,490
Customer relationships	50,000
Tradename	1,000,000
Goodwill	2,484,200
$3,808,951

The accompanying condensed consolidated financial statements include the results of SevenFive from the date of acquisition for financial reporting purposes, May 13, 2020. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2020, are as follows:

	Three months ended
	March 31,
	2021	2020
Total revenues	$1,647,990	$2,312,231
Net loss attributable to common stockholders	$(2,359,068)	$(1,814,318)
Net loss per common share:	$(0.04)	$(0.04)
Weighted average number of basic and diluted common shares outstanding	61,563,379	48,554,007

The unaudited proforma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

NOTE 3. CUSTOMER DEPOSITS

Our deferred revenue and customer deposit liability had the following activity:

Amount
Balance as of December 31, 2020	$517,931
Additional deposits received	321,772
Less: Deposits recognized as revenue	(763,797)
Balance as of March 31, 2021	$75,906

NOTE 4. INVENTORIES, NET

Our inventories consisted of the following:

	March 31,	December 31,
	2021	2020
Work-in-progress and finished goods	419,825	371,799
Less: Inventory reserves	—	—
Total inventories	$419,825	$371,799

NOTE 5. LEASES

On May 13, 2020, we entered into a commercial real estate lease with a related party (see Note 11) for 17,000 square feet of greenhouse space in Boulder, CO, with an initial term of five years and, at our option, two additional terms of five years each. Rent is $30,900 per month with 1.5% annual escalations. We also pay our portion of real estate taxes. In December 2020, we amended the lease to include a 3% rent escalation in 2021 and 2022. No other changes to the lease were made. We accounted for the amendment as a lease modification and remeasured the lease with an incremental borrowing rate of 20% which resulted in an increase of $246,250 to the right-of-use operating lease asset and lease liability from the initial lease valued on May 13, 2020 using an incremental borrowing rate of 22.8%. We determined the present value of the future lease payments using a discount rate of 20% over a 15 year term, our incremental borrowing rate based on outstanding debt, resulting in a right-of-use asset and lease liability of $1,877,423 which are being applied ratably over the term of the lease. As of March 31, 2021, the balance of the right-of-use asset and lease liability was $1,826,523 and $1,870,897, respectively. Future remaining minimum lease payments were as follows:

Year ending December 31,	Amount
2021 (remaining nine months)	$278,100
2022	381,924
2023	387,653
2024	393,468
2025	399,370
Thereafter	4,048,779
Total	5,889,294
Less: Present value adjustment	(4,018,397)
Operating lease liability	$1,870,897

NOTE 6. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2020	$94,861	359,415
Stock issued	(33,961)	(259,415)
Balance as of March 31, 2021	$60,900	100,000

In December 2020, several warrant holders exercised their 2020 A warrants through cashless exercises and we issued 282,213 shares of common stock. 259,415 of those shares issued had not been transferred to the warrant holders as of December 31, 2020 and were included in accrued stock. During January 2021 all shares were issued. See Note 7 for further details of the cashless exercises.

NOTE 7.   NOTES PAYABLE

Our notes payable consisted of the following:

	March 31,	December 31,
	2021	2020
2020 10% Notes	$4,260,000	$2,600,000
2019 15% Notes	—	200,000
Related party note payable	340,000	340,000
Unamortized debt discount	(1,029,965)	(251,456)
	3,570,035	2,888,544
Less: Current portion	—	—
Long-term portion	$3,570,035	$2,888,544

10% Notes

In December 2020, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement’) with certain accredited investors (the “10% Investors”), pursuant to which we issued and sold senior convertible promissory notes (the “10% Notes”) with an aggregate principal amount of $2,940,000 in exchange for payment to us by certain 10% Investors of an aggregate amount of $1,940,000 in cash, as well as cancellation of outstanding indebtedness of the 15% Notes (defined below) in the aggregate amount of $1,000,000. In connection with the issuance of the 10% Notes, the holders of the 10% Notes received warrants (the “10% Warrants”) to purchase shares of our common stock equal to 20% coverage of the aggregate principal amount at $0.56 per share. In the aggregate, this equals 1,050,011 shares of our common stock. The 10% Notes bear interest at an annual rate of 10% and will mature on December 23, 2023. The 10% Investors have the option at any time to convert up to 50% of the outstanding unpaid principal and accrued interest of the 10% Notes into Common Stock at a variable price of 80% of the market price but no less than $0.65 per share and no more than $1.00 per share. The 10% Warrants are exercisable at an exercise price of $0.56 per warrant.

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $254,400.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $131,000.  For the three months ended March 31, 2021 and 2020, amortization of debt discount expense was $21,393 and $0, respectively, from the 10% Notes issued in December 2020.  We determined there was no beneficial conversion feature on the 10% Notes issued in December 2020. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 10% Warrants as of December 23, 2020, were:

Current stock price	$0.53
Exercise price	$0.56
Risk-free interest rate	0.38%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	115%

On February 8, 2021, we entered into a Securities Purchase Agreement with an accredited a 10% Investor, pursuant to which we issued and sold 10% Notes with an aggregate principal amount of $1,660,000 to such 10 % Investor.  The 10% Notes are part of an over-allotment option exercised by us in connection with the convertible note offering consummated on December 23, 2020, as discussed above. In connection with the issuance of the 10% Notes, the holder received warrants to purchase shares of our common stock equal to 20% coverage of the aggregate principal amount at $0.56 per share. In the aggregate, this equals 592,858 shares of our common stock with a par value $0.001 per share. The 10% Notes bear interest at an annual rate of 10% and will mature on February 8, 2024.  The 10% Investor has the option to convert up to 50% of the outstanding unpaid principal and accrued interest of the 10% Notes into Common Stock at a variable price of 80% of the market price but no less than $0.65 per share and no more than $1.00 per share. The 10% Warrants are exercisable at an exercise price of $0.56 per warrant.

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $429,300. We determined that this 10% Note had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.66 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.90, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $417,539 as additional paid in capital and a debt discount and included in our consolidated statement of operations. For the three months ended March 31, 2021 and 2020, amortization of debt discount expense was $28,531 and $0, respectively, from the 10% Notes issued in February 2021. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 10% Warrants as of February 8, 2021, were:

Current stock price	$1.12
Exercise price	$0.56
Risk-free interest rate	0.48%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	118%

15% Notes

In December 2019, we completed a private placement with certain accredited investors pursuant to an unsecured promissory note (the “15% Notes”) with an aggregate principal amount of $300,000.  In February and March 2020, we completed private placements with certain accredited investors, including some holders of our 2019 12% Notes (as defined below), of 15% Notes with an aggregate principal amount of $2,031,000 in exchange for $525,000 of new funding and the cancellation of $1,506,000 aggregate principal amount of the 2019 12% Notes.  The 15% Notes have an annual interest rate of 15% and matured on January 31, 2021. $1.0 million of the 15% Notes were exchanged for the 10% Notes (see above), $2.1 million was paid in full in December 2020 and the remaining $200,000 was paid in full in the three months ended March 31, 2021. The 15% Notes provide that they shall be repaid in full out of the proceeds of any new debt or equity capital raise with net proceeds of more than $5,000,000.  In connection with the issuance of the 15% Notes, each holder of 15% Notes received three warrants (i.e., a 2020 A Warrant, a 2020 B Warrant and a 2020 C Warrant) to acquire shares of common stock at an exercise price equal to $0.45 per share, with the number of shares subject to each warrant equal to one share for each $1.00 of principal amount of 15% Notes issued to the noteholder.  The 2020 A Warrants had an expiration date of December 31, 2020, the 2020 B Warrants have an expiration date of December 31, 2021, and the 2020 C Warrants have an expiration date of December 31, 2022 (collectively, the “15% Warrants”).  By way of example, if an investor was issued a 15% Note with a principal amount of $250,000, such noteholder would receive a 2020 A Warrant to purchase 250,000 shares of common stock, a 2020 B Warrant to purchase 250,000 shares of common stock and a 2020 C Warrant to purchase 250,000 shares of common stock.  Accordingly, as of March 31, 2020, the Company has issued 15% Warrants to purchase a total of 6,993,000 shares of common stock to the holders of 15% Notes. The exercise price of these warrants is subject to adjustment as a result of certain future equity issuances of securities by the Company at a price below the then-effective exercise price of the 15% Warrants. As a result of such subsequent issuances of securities by the Company during the second quarter of 2020, the exercise price of the 15% Warrants had decreased to $0.3983 per share. In December 2020, the warrant holders exercised 1,131,000 of the 2020 A Warrants into 282,813 shares of our common stock through cashless exercise.

We received $300,000 of cash in December 2019 and an additional $525,000 of cash January 2020 through March 2020 for issuing the 15% Notes.  The relative fair value of the new funding on the 15% Warrants was recorded as a debt discount and additional paid-in capital of $333,056.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $668,335.  For the three months ended March 31, 2021 and 2020, amortization of debt discount expense was $0 and $69,159, respectively, from the 15% Notes. The 15% Notes are otherwise treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 15% Warrants as of March 2020, were:

Current stock price	$0.45 - 0.67
Exercise price	$0.45
Risk-free interest rate	0.68 - 1.62%
Expected dividend yield	—
Expected term (in years)	0.83 - 3.06
Expected volatility	112 - 119%

NOTE 8. WARRANT DERIVATIVE LIABILITY

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

During the three months ended March 31, 2021 the warrant holders exercised 1,323,000 warrants into 747,208 shares of our common stock through cashless exercise. We booked an adjustment to the derivative liability of $1,523,117 as a result. During the three months ended March 31, 2021 and 2020, we recognized a $1,198,744 loss on the fair value of derivative liability and $1,375,620 gain on the fair value of derivative liability, respectively, in the condensed consolidated statements of operations. As of March 31, 2021, there were 322,807 of the 2019 Warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants

	May 31,	December 31,	March 31,
	2019	2020	2021
Number of shares underlying the warrants	3,000,000	1,645,807	322,807
Fair market value of stock	$0.95	$0.48	$0.92
Exercise price	$1.30	$0.40	$0.40
Volatility	133%	108%	110%
Risk-free interest rate	1.93%	0.36%	0.92%
Warrant life (years)	5.00	3.41	3.16

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three months ended March 31,
	2021	2020
Beginning balance	$561,368	$4,620,593
Warrant exercise	(1,539,981)	(82,241)
Change in fair value of warrants derivative liability	1,198,744	(1,375,619)
Ending balance	$220,131	$3,162,733

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

NOTE 10.  STOCKHOLDERS’ EQUITY

2020 Capital Raise

On May 29, 2020, we entered into a subscription agreement, as amended with Hershey Strategic Capital, LP and Shore Ventures III, LP with respect to the sale of shares of common stock and warrants to purchase common stock (collectively, the “securities”). The sales of the securities to the Hershey Investor consists of a minimum of $2,185,000 of securities and a maximum of $3,000,000 of securities, as described further below. The purchase price of the securities at each closing is as follows: (i) the purchase price of each share of common stock is $0.3983 per share, and (ii) for each one dollar invested by the Hershey Investor, the Hershey Investor receives a warrant to purchase a number of shares of common stock equal to 75% of the number of shares of common stock purchased by the Hershey Investor at an exercise price per share equal to $0.5565. The warrants have a term of five years. During the year ended

December 31, 2020, we sold $3,000,000 of securities to the Hershey Investor, representing 7,532,010 shares of common stock and warrants to purchase 5,649,007 shares of common stock at an exercise price of $0.5565 per share. The warrants were recorded as equity and equity issuance costs in the amount of $2,173,074. Notwithstanding the foregoing, none of the Hershey warrants are exercisable if after giving effect to such exercise the Hershey Investor (together with affiliates) would own in excess of 9.99% (“Beneficial Ownership Limitation”) of the shares of issued and outstanding Common Stock of the Company. The Beneficial Ownership Limitation may be increased by the Hershey Investor upon not less than 61 days’ prior notice.

The Hershey Subscription Agreement also provides the Hershey Investor with certain participation rights in future financings of the Company until the one-year anniversary of the second closing. The Hershey Subscription Agreement further provides that the Company shall, during a negotiation period ending October 4, 2020, endeavor to cause the existing holders of the promissory notes of the Company having an outstanding balance in the amount of approximately $2,331,000 as of June 1, 2020 that are due on or about January 31, 2021, to extend the maturity date of such notes to a date that is not earlier than January 31, 2022. As of October 4, 2020, $600,000 of the $2,331,000 outstanding notes had extended the maturity date. If, at the end of the negotiation period per the contract, all of the existing notes have not been amended to extend the maturity dates thereof, then the Company shall issue to the Hershey Investor additional warrants to purchase shares of common stock. Any such additional warrants will be for a number of shares of common stock based on the dollar amount of the outstanding balance of the existing notes that were not extended, with each one dollar of existing notes that were not extended representing one share subject to such additional warrant. The exercise price of any such additional warrants will be equal to 100% of the 30-day volume weighted average price of the Company’s common stock on the last day of the negotiation period, provided that such exercise price shall not be lower than $0.45 per share nor higher than $0.56 per share. The Hershey Investor extended the negotiation period to December 11, 2020. As of December 11, 2020, no existing holders had extended their promissory notes, therefore, we issued the Hershey Investor additional warrants in accordance with the agreement. On December 14, 2020 we issued an additional 1,631,000 warrants to purchase common stock at an exercise price of $0.4917 to the Hershey Investor. These warrants expire on December 11, 2025. The warrants were recorded as a deemed dividend in the amount of $732,494.

Stock-based compensation

We use the fair value method to account for stock-based compensation. We recorded $103,932 and $572,574 in compensation expense for the three months ended March 31, 2021 and 2020, respectively. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. The fair value of these instruments was calculated using the Black-Scholes option pricing method.

During the quarter ended March 31, 2021 we granted options to purchase 895,500 common shares to employees and directors. The options expire five years from the date of grant and vest over a period of one year. Fair value of the awards at the date of grants totaled $561,237.

The following summarizes Employee Awards activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2020	7,266,420	$1.03	5.5	$167,000
Granted	895,500	0.94
Exercised	(213,860)	0.63
Forfeited or expired	(31,000)	3.95
Outstanding as of March 31, 2021	7,917,060	$1.02	5.3	$1,614,000

Exercisable as of March 31, 2021	5,340,940	$1.20	5.6	$868,000

As of March 31, 2021, there was approximately $803,599 of total unrecognized compensation expense related to unvested employee awards, which is expected to be recognized over a weighted-average period of thirteen months.

NOTE 11. RELATED PARTY TRANSACTIONS

On June 3, 2020, the Company entered into a consulting agreement with Adam Hershey, Interim Chief Executive Officer, board member and investor, pursuant to which he would act as a strategic consultant for the Company, including providing assistance with the sourcing and evaluation of merger and acquisition deals, strategic capital and strategic partnerships or joint ventures. Mr. Hershey is paid an initial monthly rate of $8,333 for the services, subject to certain adjustments. We paid $24,999 and nil for the three months ended March 31, 2021 and 2020, respectively.

We currently have a lease agreement with Dalton Adventures, LLC in which we rent 17,000 square feet of greenhouse space in Boulder, Colorado for $34,636 a month, of which $30,900 is base rent and $3,736 is property taxes. The owner of Dalton Adventures, LLC is a principal shareholder and board member of the Company. We incurred approximately $115,000 and nil for the three months ended March 31, 2021 and 2020, respectively.

On December 23, 2020, all five board members of the Company purchased senior convertible promissory notes from the Company for an aggregate amount of $340,000. These notes are included in the 10% Notes discussed in Note 7. Accrued interest earned and owed to the board members was $9,500 as of March 31, 2021.

NOTE 12.  SEGMENT INFORMATION

Our operations are organized into two segments: Operations Consulting and Products and Cultivation. All revenue originates, and all assets are located in the United States. Segment information is presented in accordance with ASC 280, "Segments Reporting." This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with GAAP. The following information is presented net of discontinued operations.

Three months ended March 31

2021	Operations	Cultivation	Eliminations	Total
Revenues	$1,296,229	$649,333	$(312,044)	$1,633,518
Costs and expenses	(1,266,727)	(797,708)	279,866	(1,784,569)
Segment operating income (loss)	$29,502	$(148,375)	$(32,178)	(151,051)
Corporate expenses				(2,208,017)
Net loss from continuing operations				$(2,359,068)

2020	Operations	Cultivation	Total
Revenues	$1,647,459	$—	$1,647,459
Costs and expenses	(1,616,487)	—	(1,616,487)
Segment operating income	$30,972	$—	30,972
Corporate expenses			(1,892,293)
Net loss from continuing operations			$(1,861,321)

	March 31,	December 31,
Total assets	2021	2020
Operations	$462,526	$750,156
Cultivation	6,452,010	6,208,223
Corporate	1,209,283	1,567,021
Total assets - segments	8,123,819	8,525,400
Intercompany eliminations	(32,178)	(12,183)
Total assets - consolidated	$8,091,641	$8,513,217

NOTE 13.  SUBSEQUENT EVENTS

On April 20, 2021, the Company completed an offering with accredited investors and issued and sold convertible notes with an aggregate principal amount of $2.3 million.  The notes are part of an over-allotment approved by the existing noteholders in connection with the original convertible note offering (and previous over-allotment) of $4.6 million consummated on December 23, 2020 and February 8, 2021.

On April 18, 2021, the Company, entered into an Agreement and Plan of Reorganization and Liquidation among the Company, Trees Acquisition Corp., a newly-formed indirect wholly-owned subsidiary of the Company (“Trees Acquisition”), and TDM, LLC and Station 2, LLC (“Colorado Sellers”), as well as a separate Agreement and Plan of Reorganization and Liquidation among the Company, Trees Acquisition, and Trees Waterfront, LLC, Trees MLK Inc. and Trees Portland, LLC (“Oregon Sellers” and collectively with the Colorado Sellers, the “Sellers”) (collectively, the “Plans”). The transaction will provide the Company with a foundational retail platform from which to expand growth. Pursuant to the Plans, the Company has agreed to purchase substantially all of the assets of each of the Colorado Sellers and Oregon Sellers (“Assets”). The Assets to be transferred to the Company by each of the Colorado Sellers and Oregon Sellers principally consist of the cannabis business licenses, inventory and intellectual property related to the Sellers’ cannabis dispensaries located in Englewood and Denver, Colorado and Portland, Oregon together with substantially all related assets. The Company is not assuming any liabilities of any of the Sellers. The Plan provides that the transaction qualifies as a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code. The purchase price for the transaction consists of a cash payment of $2 million at closing and an additional $3 million in cash payable in equal monthly amounts of $125,000 for a period of 24 months from the closing. In addition, at the closing, the Company will issue to the Sellers 38,745,193 shares of the Company’s common stock. Closing of the transaction is subject to standard closing conditions, including regulatory approval of the transfer of the cannabis licenses by the applicable Colorado and Oregon cannabis regulatory authorities.

On May 6, 2021, Steven Gutterman resigned as the Company’s Chief Executive Officer. Mr. Gutterman also resigned from the Company’s Board of Directors on the same date. Mr. Gutterman has indicated that he has no disagreement with the Company regarding any matter relating to the Company’s operations, policies or practices.

Effective May 7, 2021, Adam Hershey was appointed the Company’s Interim Chief Executive Officer. Mr. Hershey, a current Board member, will continue to serve on the Board. Mr. Hershey’s compensation pursuant to his Consulting Agreement dated June 3, 2020 remains unchanged. Mr. Hershey will not receive any additional compensation in connection with his new role as Interim Chief Executive Officer.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related notes and MD&A appearing in our Annual Report on Form 10-K as of and for the year ended December 31, 2020, as amended. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

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

When this report uses the words “we,” “us,” or “our,” and the “Company,” they refer to General Cannabis Corp (formerly, “Advanced Cannabis Solutions, Inc.”).

Our Products, Services and Customers

Through our two reporting segments Operations Consulting and Products, and Cultivation, we provide products and services to the regulated cannabis industry and non-cannabis customers, which include the following:

Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations. During the three months ended March 31, 2021 and 2020, 69% and 73% of NBC’s revenue was with three customers, respectively.

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

Cultivation (“Cultivation Segment”)

Through our acquisition of SevenFive Farm (“SevenFive”), we operate a 17,000 square foot licensed light deprivation greenhouse cultivation facility. We believe our production capability is sufficient to meet the diverse needs of our recreational consumers in Colorado, from cost-effective, high-yield inputs to sophisticated and dried cannabis flower.

During the three months ended March 31, 2021, 18% of SevenFive’s revenue was with one customer.

Results of Operations

The following tables set forth, for the periods indicated, statements of operations data. The tables and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto in this report.

	Three months ended March 31,			Percent
	2021	2020	Change	Change
Revenues	$1,647,990	$1,664,188	$(16,198)	(1)%
Costs and expenses	(2,635,461)	(3,665,437)	1,029,976	(28)%
Other expense (income)	(1,371,597)	139,928	(1,511,525)	(1,080)%
Net loss from continuing operations	(2,359,068)	(1,861,321)	(497,747)	27%
Loss from discontinued operations	—	(152,858)	152,858	(100)%
Net loss	$(2,359,068)	$(2,014,179)	$(344,889)	17%

Revenues

Revenue decreased for our Operations Consulting Segment. The addition of our Cultivation Segment contributed to an increase in sales. See Segment discussions below for further details.

Costs and expenses

	Three months ended March 31,			Percent
	2021	2020	Change	Change
Cost of revenues	$1,396,097	$1,423,980	$(27,883)	(2)%
Selling, general and administrative	750,577	1,039,934	(289,357)	(28)%
Stock-based compensation	103,932	572,574	(468,642)	(82)%
Professional fees	262,914	597,036	(334,122)	(56)%
Depreciation and amortization	121,941	31,913	90,028	282%
	$2,635,461	$3,665,437	$(1,029,976)	(28)%

Cost of sales fluctuates with the changes in revenue and product sales in our Operations Consulting Segment. Product sales has a smaller margin than our service revenues. Cost of sales also includes costs associated with cultivation sales, which fluctuates with the changes in cultivation revenues. See Segment discussions below for further details.

Selling, general and administrative expense decreased for the three months ended March 31, 2021 as compared to March 31, 2020 due to a reduction in employees throughout 2020, a reduction in legal fees in the first quarter of 2021 and a concerted effort by management to reduce expenses.

Stock-based compensation expense included the following:

	Three months ended March 31,			Percent
	2021	2020	Change	Change
Employee awards	$103,932	$501,559	$(397,627)	(79)%
Consulting awards	—	71,015	(71,015)	(100)%
	$103,932	$572,574	$(468,642)	(82)%

Employee awards are issued under our 2020 Omnibus Incentive Plan, which was approved by shareholders on November 23, 2020 and our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015, and expense varies primarily due to the number of stock options granted and the share price on the date of grant. The decrease in expense for the three months ended March 31, 2021 as compared to March 31, 2020 is due to the reduction in workforce and the decrease in the amount of options we issue on a quarterly basis. We decreased our employee count by over 50% resulting in a sharp decrease in employee award expense.

Professional fees consist primarily of accounting and legal expenses and decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to the hiring of internal counsel and switching outside counsel during the third quarter of 2020 to be more cost effective.

Other Expense

	Three months ended March 31,			Percent
	2021	2020	Change	Change
Amortization of debt discount	$68,330	$66,321	$2,009	3%
Interest expense	103,056	171,048	(67,992)	(40)%
Loss on extinguishment of debt	—	1,137,428	(1,137,428)	(100)%
Loss (gain) on derivative liability	1,198,744	(1,375,620)	2,574,364	(187)%
Other expense (income), net	1,467	(139,105)	140,572	(100)%
	$1,371,597	$(139,928)	$1,511,525	(1,080)%

Amortization of debt discount stayed consistent in 2021 compared to 2020. Interest expense decreased in 2021 due to the new debt entered in the fourth quarter of 2020 and the payoff of the old debt. The new debt has an interest rate of 10% compared to the prior notes in which the interest rate was 15%. The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants. The loss on extinguishment of debt is due to the conversion and extension of the SBI debt, and the exchange of the 12% Notes into the 15% Notes that occurred during the first quarter of 2020.  The other expense (income) in 2020 relates to the gain on the sale of the building we recognized as a result of the sale of our corporate office building in March 2020.

Operations Consulting and Products

	Three months ended March 31,			Percent
	2021	2020	Change	Change
Revenues	$1,296,229	$1,647,459	$(351,230)	(21)%
Costs and expenses	(1,266,727)	(1,616,487)	349,760	(22)%
Segment operating income	$29,502	$30,972	$(1,470)	(5)%

The decrease in NBC revenues for the three months ended March 31, 2021 as compared to March 31, 2020 is due to a decrease in both service and product revenues. Ongoing management revenue remained consistent with prior year. The decrease in expenses is in direct relation to the decrease in revenues. The segment operating income remained consistent with prior year due to the decrease in product sales which has a lower margin.

Cultivation

	Three months ended March 31,			Percent
	2020	2019	Change	Change
Revenues	$649,333	$—	$649,333	100%
Costs and expenses	(797,708)	—	(797,708)	100%
	$(148,375)	$—	$(148,375)	100%

This is a new segment as of the second quarter of 2020; therefore, all amounts are an increase from the prior quarter.

Liquidity

Sources of liquidity

Our sources of liquidity include cash generated from operations, the cash exercise of common stock options and warrants, debt, and the issuance of common stock or other equity-based instruments. We anticipate our significant uses of resources will include funding operations and developing infrastructure.

In  April 2021, we received $2,300,000 in cash in a private placement with certain accredited investors pursuant to the 10% Notes to be used for the acquisition of dispensaries (See Note 13 of the accompanying condensed consolidated financial statements).

In  February 2021, we received $1,660,000 in cash in a private placement with certain accredited investors pursuant to the 10% Notes.

Sources and uses of cash

We had cash of $840,092 and $750,218 as of March 31, 2021 and December 31, 2020, respectively. Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(1,449,925)	$(1,482,828)
Net cash (used in) provided by investing activities	(55,353)	1,418,123
Net cash provided by financing activities	1,595,002	615,000

Net cash used in operating activities decreased slightly in 2021 due to the acquisition of SevenFive Farm which provides positive operating cash flows.

Net cash (used in) provided by investing activities for the three months ended March 31, 2021 decreased from March 31, 2020 due to the sale of the building in the first quarter of 2020. Net cash used in investing activities for the three months ended March 31, 2021 consisted of purchase of property and equipment for SevenFive Farms, offset by the sale of our investment during the first quarter.

Net cash used in financing activities for the three months ended March 31, 2021 related to the payment on notes payable of $200,000, proceeds from notes payable of $1,660,000, and proceeds from the exercise of stock options of $135,002.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2021. Part of our growth strategy, however, is to acquire operating businesses. We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is net loss.

	Three months ended March 31,
	2021	2020
Net loss attributable to common stockholders	$(2,359,068)	$(2,014,179)
Adjustment for loss from discontinued operations	—	152,858
Loss from continuing operations attributable to common stockholders	(2,359,068)	(1,861,321)
Adjustments:
Stock-based compensation	103,932	572,574
Depreciation and amortization	121,941	31,913
Amortization of debt discount and equity issuance costs	68,330	66,321
Loss on extinguishment of debt	—	1,137,428
Interest expense	103,056	171,048
Gain on sale of building	—	(139,105)
Loss (gain) on derivative liability	1,198,744	(1,375,620)
Acquisition related expenses	141,580	308,196
Total adjustments	1,737,583	772,755
Adjusted EBITDA	$(621,485)	$(1,088,566)

Off-balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 1 to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that its internal control over financial reporting was effective as of March 31, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 8, 2021 we issued warrants to purchase 592,858 shares of our common stock, together with our 10% notes, to an accredited investor. The warrants have an exercise price of $0.56 per share and a life of 5 years.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1	Agreement and Plan of Reorganization and Liquidation dated April 18, 2021 (Colorado) (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on April 21, 2021)
10.2	Agreement and Plan of Reorganization and Liquidation dated April 18, 2021 (Oregon) (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on April 21, 2021)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORP

Date: May 17, 2021	/s/ Adam Hershey
Adam Hershey, Interim Chief Executive Officer
Principal Executive Officer

/s/ Diane Jones
Diane Jones, Chief Financial Officer
Principal Financial and Accounting Officer