Form 10-Q
period 2021-06-30
GENERAL CANNABIS CORP
filed 2021-08-11
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2021.

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

As of August 9, 2021, there were 62,299,419 issued and outstanding shares of the Company's  common stock.

GENERAL CANNABIS CORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021
	(Unaudited)	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$2,307,604	$750,218
Accounts receivable, net of allowance of $30,000 and $9,000, respectively	178,784	140,605
Current portion of notes receivable, net of allowance of nil and $125,000, respectively	—	350,000
Inventories, net	590,983	371,799
Prepaid expenses and other current assets	198,176	225,122
Assets of discontinued operations - current portion	284,700	712,010
Total current assets	3,560,247	2,549,754

Right-of-use operating lease asset	1,816,632	1,836,455
Property and equipment, net	642,769	411,525
Investment, held for sale	—	208,761
Intangible assets, net	887,500	984,375
Goodwill	2,484,200	2,484,200
Assets of discontinued operations	35,178	43,697
Total assets	$9,426,526	$8,518,767

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$856,093	$1,344,269
Interest payable	296,207	16,790
Operating lease liability, current	376,362	370,800
Accrued stock payable	60,900	94,861
Warrant derivative liability	134,234	561,368
Liabilities of discontinued operations	138,461	742,064
Total current liabilities	1,862,257	3,130,152

Operating lease liability, non-current	1,495,394	1,499,280
Long-term notes payable (net of discount)	4,272,858	2,598,965
Related party long-term notes payable (net of discount)	280,137	289,579
Total liabilities	7,910,646	7,517,976
Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 62,266,275 shares and 60,813,673 shares issued and outstanding, respectively	62,264	60,813
Additional paid-in capital	80,140,373	75,891,414
Accumulated deficit	(78,686,757)	(74,951,436)
Total stockholders’ equity	1,515,880	1,000,791
Total liabilities and stockholders’ equity	$9,426,526	$8,518,767

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Cultivation sales	$698,608	$509,175	$1,347,941	$509,175
Interest	—	45,369	14,472	62,098
Total revenue	698,608	554,544	1,362,413	571,273

Costs and expenses
Cost of sales	511,426	281,243	1,066,631	281,243
Selling, general and administrative	582,059	862,029	1,180,750	1,713,265
Stock-based compensation	(41,648)	434,365	62,284	1,006,939
Professional fees	353,833	508,991	616,148	1,106,027
Depreciation and amortization	72,788	21,097	190,469	49,201
Total costs and expenses	1,478,458	2,107,725	3,116,282	4,156,675

Operating loss	(779,850)	(1,553,181)	(1,753,869)	(3,585,402)

Other expenses (income)
Amortization of debt discount and equity issuance costs	185,460	72,516	253,790	138,837
Interest expense	190,627	103,672	293,683	274,720
Loss on extinguishment of debt	—	48,908	—	1,186,336
(Gain) loss on derivative liability	(102,761)	4,541	1,095,983	(1,371,079)
(Gain) loss on sale of assets	—	(82)	1,467	(139,187)
Total other expenses, net	273,326	229,555	1,644,923	89,627

Net loss from continuing operations before income taxes	(1,053,176)	(1,782,736)	(3,398,792)	(3,675,029)

Loss from discontinued operations	(323,077)	(117,636)	(336,529)	(239,522)
Loss from operations before income taxes	(1,376,253)	(1,900,372)	(3,735,321)	(3,914,551)

Provision for income taxes	—	40,535	—	40,535
Net loss	(1,376,253)	(1,940,907)	(3,735,321)	(3,955,086)

Deemed dividend	—	(98,000)	—	(98,000)

Net loss attributable to common stockholders	$(1,376,253)	$(2,038,907)	$(3,735,321)	$(4,053,086)

Per share data - basic and diluted
Net loss from continuing operations per share	$(0.02)	$(0.04)	$(0.05)	$(0.09)
Net loss from discontinued operations per share	$0.00	$0.00	$(0.01)	$0.00
Net loss attributable to common stockholders per share	$(0.02)	$(0.04)	$(0.06)	$(0.09)
Weighted average number of common shares outstanding	62,183,748	46,013,634	61,972,553	42,841,140

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(3,735,321)	$(3,955,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	253,790	138,837
Depreciation and amortization	198,988	65,409
Amortization of loan origination fees	—	(4,973)
Loss on extinguishment of debt	—	1,186,336
Non-cash lease expense	206,900	50,328
Bad debt expense	(21,163)	128,491
Loss on disposal of property and equipment	2,967	5,183
Loss (gain) on warrant derivative liability	1,095,983	(1,371,079)
Stock-based compensation	62,284	1,006,939
Gain on sale of building	—	(139,187)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(175,676)	(344)
Prepaid expenses and other assets	529,224	107,115
Inventories	(219,184)	32,792
Accounts payable and accrued liabilities	(712,362)	(414,877)
Operating lease liabilities	(185,401)	(45,000)
Income taxes	—	40,535
Net cash used in operating activities:	(2,698,972)	(3,168,581)

Cash flows from investing activities
Purchase of property and equipment	(327,805)	(79,427)
Proceeds from sale of investment	208,761	—
Proceeds on notes receivable	433,393	—
Proceeds from sale of building	—	1,421,134
Net cash provided by investing activities	314,349	1,341,707

Cash flows from financing activities
Proceeds from the sale of common stock and warrants - accrued stock payable	—	2,185,000
Proceeds from the exercise of warrants	—	90,000
Proceeds from exercise of stock options	181,709	—
Proceeds from notes payable	3,960,000	1,500,000
Payments on notes payable	(200,000)	(975,000)
Net cash provided by financing activities	3,941,709	2,800,000

Net increase in cash and cash equivalents	1,557,086	973,126
Cash and cash equivalents, beginning of period	755,769	224,994
Cash and cash equivalents, end of period	$2,312,855	$1,198,120

Supplemental schedule of cash flow information
Cash paid for interest	$14,266	$273,167

Non-cash investing & financing activities
Cashless warrant exercises	$1,557,078	$903,779
Beneficial conversion feature	$1,110,039	$233,500
10% Warrants recorded as a debt discount and additional paid-in capital	$1,239,300	$—
Issuance of common stock to a consultant	$100,000	$—
Deemed dividend from 8.5% warrant repricing	$—	$98,000
Operating lease right-of-use asset/operating lease liability	$—	$2,721,069
15% Warrants recorded as a debt discount and additional paid-in capital	$—	$167,163
15% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	$—	$668,336
Debt converted to equity	$—	$957,056
Issuance of common stock to an employee	$—	$100,000
Stock issued in connection with SevenFive Farm acquisition	$—	$2,861,495

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the three months ended June 30, 2021
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
April 1, 2021	62,146,515	$62,144	$78,632,934	$(77,310,504)	$1,384,574
Common stock issued upon exercise of stock options	119,760	120	46,587	—	46,707
Warrants issued with 10% Notes	—	—	810,000	—	810,000
Beneficial conversion feature	—	—	692,500	—	692,500
Stock-based compensation	—	—	(41,648)	—	(41,648)
Net loss	—	—	—	(1,376,253)	(1,376,253)
June 30, 2021	62,266,275	$62,264	$80,140,373	$(78,686,757)	$1,515,880

	For the three months ended June 30, 2020
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
April 1, 2020	40,281,881	$40,282	$63,550,821	$(69,285,923)	$(5,694,820)
Common stock issued for acquisition of SevenFive Farm	8,859,117	8,859	1,894,522	—	1,903,381
Common stock issued upon conversion of debt	1,674,226	1,674	705,382	—	707,056
Stock-based compensation	—	—	434,367	—	434,367
Cashless exercise of warrants	373,340	374	821,164	—	821,538
Net loss	—	—	—	(1,940,907)	(1,940,907)
June 30, 2020	51,188,564	$51,189	$67,406,256	$(71,226,830)	$(3,769,385)

	For the six months ended June 30, 2021
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2021	60,813,673	$60,813	$75,891,414	$(74,951,436)	$1,000,791
Common stock issued to a consultant	112,359	112	99,888	—	100,000
Common stock issued upon exercise of stock options	333,620	334	181,375	—	181,709
Warrants issued with 10% Notes	—	—	1,239,300	—	1,239,300
Beneficial conversion feature	—	—	1,110,039	—	1,110,039
Cashless exercise of warrants	1,006,623	1,005	1,556,073	—	1,557,078
Stock-based compensation	—	—	62,284	—	62,284
Net loss	—	—	—	(3,735,321)	(3,735,321)
June 30, 2021	62,266,275	$62,264	$80,140,373	$(78,686,757)	$1,515,880

	For the six months ended June 30, 2020
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2020	39,497,480	$39,498	$61,468,034	$(67,271,744)	$(5,764,212)
Sale of common stock, net of issuance costs	42,735	43	99,957	—	100,000
Common stock issued upon conversion of debt	2,215,892	2,215	954,841	—	957,056
Common stock issued for acquisition of SevenFive Farm	8,859,117	8,859	1,894,522	—	1,903,381
Stock-based compensation	—	—	926,698	—	926,698
Beneficial conversion feature	—	—	233,500	—	233,500
Warrants exercised	200,000	200	172,041	—	172,241
Warrants issued with the 15% Notes	—	—	835,499	—	835,499
Cashless exercise of warrants	373,340	374	821,164	—	821,538
Net loss	—	—	—	(3,955,086)	(3,955,086)
June 30, 2020	51,188,564	$51,189	$67,406,256	$(71,226,830)	$(3,769,385)

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corp, a Colorado Corporation (the “Company,” “we,” “us,” or “our,”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry. We currently trade on the OTCQB® Market under the trading symbol CANN. As of June 30, 2021, our operations are segregated into the following segments:

Cultivation (“Cultivation Segment”)

Through our acquisition of SevenFive Farm ("SevenFive") in May 2020, we operate a 17,000 square foot licensed light deprivation greenhouse cultivation facility.

During the three and six months ended June 30, 2021, 11% of SevenFive’s revenue was with one customer.

Discontinued Operations - Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.

NBC oversees our wholesale equipment and supply business, operated under the name “GC Supply,” which provides turnkey sourcing and stocking services to cultivation, retail and infused products manufacturing facilities. Our products include building materials, equipment, consumables and compliance packaging. There are generally multiple suppliers for the products we sell; however, there are a limited number of manufacturers of certain high-tech cultivation equipment. NBC also provides operational support for our internal cultivation. In June 2021, we began talks with an individual to begin the sale of NBC. On July 16, 2021, we entered into an Asset Purchase Agreement with this individual to sell substantially all of the assets of NBC for a total of $150,000 and 10% of profits generated by the buyer in the states of Michigan, Mississippi, and Massachusetts for a period of twelve months from the closing. On August 2, 2021, the sale of NBC was completed.

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the year ending December 31, 2021, or any other interim or future periods. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

Discontinued Operations

In June 2021, we began talks with an individual to begin the sale of NBC. On July 16, 2021, we entered into an Asset Purchase Agreement with this individual to sell substantially all of the assets of NBC for a total of $150,000 and 10% of profits generated by the buyer in the states of Michigan, Mississippi, and Massachusetts for a period of twelve months from the closing. On August 2, 2021, the sale of NBC was completed. The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. As of June 30, 2021, and December 31, 2020, there are $5,251 and $5,551, respectively, of cash and cash equivalents included in asset of discontinued operations on the balance sheet.

On January 1, 2021, we discontinued our investments segment. As this is not a materially significant segment, we have not shown the effects of the discontinued segment in the financial statements.

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

Going Concern

The Company incurred net losses of $1.4 million and $3.7 million in three and six months ended June 30, 2021, respectively, and $1.9 million and $4.0 million for the three and six months ended June 30 2020, respectively, and had an accumulated deficit of $78.7 million as of June 30, 2021. The Company had cash and cash equivalents of $2.3 million and $0.8 million as of June 30, 2021 and December 31, 2020, respectively.

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

The Company believes that its cash and cash equivalents as of June 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q due to the receipt of an additional $2.3 million of cash in April 2021 from the issuance of a convertible note offering and the pending acquisition of three dispensaries (See Note 13 for further information). The Company may need additional funding to support its planned investing activities. If the Company is unable to obtain additional funding, it would be forced to delay, reduce or eliminate some or all of its acquisition efforts, which could adversely affect its business prospects.

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

NOTE 2. BUSINESS ACQUISITION

On May 13, 2020, we received approval of the transaction and transfer of the Dalton Adventures, LLC (“Seller”) license from the Colorado Marijuana Enforcement Division. On May 25, 2020, we finalized the acquisition, pursuant to which we acquired the assets of the Seller that constitute the business of SevenFive Farm, a cultivation facility in Boulder, Colorado, whereby we acquired fixed assets, inventory, a cultivation license and the tradename. The purchase price paid by the Company to the Seller was 8,859,117 shares of common stock. The closing price of General Cannabis Corp’s common stock on May 13, 2020, the date of license transfer, was $0.38 per share, as such, fair value of consideration is $3,808,951. The purchase agreement had a provision whereby the Seller may require us to repurchase in cash 25% of the shares issued to the owner of Dalton Adventures, LLC at a repurchase price equal to the same volume weighted average price used to determine the number of shares issued to the owner of Dalton Adventures, LLC at closing. As a result, we recorded a liability using Black-Scholes in the amount of $442,487 and reduced additional paid-in capital. In December 2020, the Seller waived his right to this provision in the purchase agreement and no longer has the possibility of the buyback of the shares. Therefore, no stock put liability is recorded as of December 31, 2020 and the liability was reversed into equity. We completed the allocation of the purchase price in the first quarter of 2021.

The table below reflects the Company’s estimates of the acquisition date fair values of the assets acquired:

Inventories	$185,261
Fixed assets	89,490
Tradename	1,050,000
Goodwill	2,484,200
$3,808,951

The accompanying condensed consolidated financial statements include the results of SevenFive from the date of acquisition for financial reporting purposes, May 13, 2020. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2020, are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2020	2020
Total revenues	$860,729	$1,525,501
Net loss attributable to common stockholders	$(2,016,845)	$(3,875,288)
Net loss per common share:	$(0.04)	$(0.09)
Weighted average number of basic and diluted common shares outstanding	46,013,634	42,841,140

The unaudited proforma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

NOTE 3. DISCONTINUED OPERATIONS

In June 2021, we began talks with an individual to begin the sale of NBC. On July 16, 2021, we entered into an Asset Purchase Agreement with this individual to sell substantially all of the assets of NBC for a total of $150,000 and 10% of profits generated by the buyer in the states of Michigan, Mississippi, and Massachusetts for a period of twelve months from the closing. On August 2, 2021, the sale of NBC was completed. The condensed consolidated balance sheets include 2019 discontinued operations cash balances of $5,251 and $5,551 as of June 30, 2021 and December 31, 2020, respectively, and accounts payable balances of $53,128 and $54,641 as of June 30, 2021 and December 31, 2020, respectively. The below table does not include the 2019 discontinued operations.

Assets and liabilities of discontinued operations for the Operations Segment included the following:

	June 30,	December 31,
	2021	2020
Accounts receivable, net	$262,453	$187,185
Prepaid expenses and other current assets	16,996	519,274
Current assets discontinued operations	279,449	706,459

Property and equipment, net	35,178	43,697
Noncurrent assets discontinued operations	35,178	43,697

Accounts payable and accrued expenses	34,187	169,492
Customer deposits	51,146	517,931
Current liabilities discontinued operations	$85,333	$687,423

A summary of the discontinued operations for the Operations Segment is presented as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Product revenues	$53,865	$1,127,417	$614,301	$2,466,490
Service revenues	96,129	54,364	519,878	362,750
Total revenues	149,994	1,181,781	1,134,179	2,829,240

Cost of sales	286,663	1,030,461	1,127,555	2,454,441
Selling, general and administrative	177,947	264,659	329,833	453,357
Professional fees	4,202	5,670	4,801	5,670
Depreciation and amortization	4,259	3,860	8,519	7,669
Total costs and expenses	473,071	1,304,650	1,470,708	2,921,137
Loss from discontinued operations	$(323,077)	$(122,869)	$(336,529)	$(91,897)

The condensed consolidated statement of operations include 2019 discontinued operations gain of $5,233 and loss of $147,625 for the three and six months ended June 30, 2020, respectively, and are not reflected in the above table.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table provides selected information on cash flows related to discontinued operations for the Operations Segment for the six months ended June 30, 2021 and 2020.

	Six months ended
	June 30,
	2021	2020
Accounts receivables	$(75,268)	$10,350
Prepaid expenses and other current assets	502,278	100,884
Depreciation and amortization	8,519	7,669
Capital expenditures	—	(3,011)
Accounts payable and accrued expenses	(135,305)	(6,292)
Customer deposits	(466,785)	(223,022)

NOTE 4. INVENTORIES, NET

Our inventories consisted of the following:

	June 30,	December 31,
	2021	2020
Raw materials	$47,183	$8,137
Work-in-progress and finished goods	543,800	363,662
Less: Inventory reserves	—	—
Inventories, net	$590,983	$371,799

NOTE 5. LEASES

On May 13, 2020, we entered into a commercial real estate lease with a related party (see Note 11) for 17,000 square feet of greenhouse space in Boulder, CO, with an initial term of five years and, at our option, two additional terms of five years each. Rent is $30,900 per month with 1.5% annual escalations. We also pay our portion of real estate taxes. In December 2020, we amended the lease to include a 3% rent escalation in 2021 and 2022. No other changes to the lease were made. We accounted for the amendment as a lease modification and remeasured the lease with an incremental borrowing rate of 20% which resulted in an increase of $246,250 to the right-of-use operating lease asset and lease liability from the initial lease valued on May 13, 2020 using an incremental borrowing rate of 22.8%. We determined the present value of the future lease payments using a discount rate of 20% over a 15 year term, our incremental borrowing rate based on outstanding debt, resulting in a right-of-use asset and lease liability of $1,877,423 which are being applied ratably over the term of the lease. As of June 30, 2021, the balance of the right-of-use asset and lease liability was $1,816,632 and $1,871,756, respectively. Future remaining minimum lease payments were as follows:

Year ending December 31,	Amount
2021 (remaining six months)	$185,400
2022	381,924
2023	387,653
2024	393,468
2025	399,370
Thereafter	4,048,779
Total	5,796,594
Less: Present value adjustment	(3,924,838)
Operating lease liability	$1,871,756

NOTE 6. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2020	$94,861	359,415
Stock issued	(33,961)	(259,415)
Balance as of June 30, 2021	$60,900	100,000

In December 2020, several warrant holders exercised their 2020 A warrants through cashless exercises and we issued 282,213 shares of common stock. 259,415 of those shares issued had not been transferred to the warrant holders as of December 31, 2020 and were included in accrued stock. During January 2021 all shares were issued. See Note 8 for further details of the cashless exercises.

NOTE 7.   NOTES PAYABLE

Our notes payable consisted of the following:

	June 30,	December 31,
	2021	2020
2020 10% Notes	$6,580,000	$2,600,000
2019 15% Notes	—	200,000
Related party note payable	320,000	340,000
Unamortized debt discount	(2,347,005)	(251,456)
	4,552,995	2,888,544
Less: Current portion	—	—
Long-term portion	$4,552,995	$2,888,544

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $254,400.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $131,000. We recorded amortization of debt discount expense from the 10% Notes of $21,630 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $43,023 and nil during the six months ended June 30, 2021 and 2020, respectively. We determined there was no beneficial conversion feature on the 10% Notes issued in December 2020. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 10% Warrants as of December 23, 2020, were:

Current stock price	$0.53
Exercise price	$0.56
Risk-free interest rate	0.38%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	115%

On February 8, 2021, we entered into a Securities Purchase Agreement with an accredited 10% Investor, pursuant to which we issued and sold 10% Notes with an aggregate principal amount of $1,660,000 to such 10% Investor.  The 10% Notes are part of an over-allotment option exercised by us in connection with the convertible note offering consummated on December 23, 2020, as discussed above. In connection with the issuance of the 10% Notes, the holder received warrants to purchase shares of our common stock equal to 20% coverage of the aggregate principal amount at $0.56 per share. In the aggregate, this equals 592,858 shares of our common stock with a par value $0.001 per share. The 10% Notes bear interest at an annual rate of 10% and will mature on February 8, 2024.  The 10% Investor has the option to convert up to 50% of the outstanding unpaid principal and accrued interest of the 10% Notes into Common Stock at a variable price of 80% of the market price but no less than $0.65 per share and no more than $1.00 per share. The 10% Warrants are exercisable at an exercise price of $0.56 per warrant.

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $429,300. We determined that this 10% Note had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.66 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.90, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $417,539 as additional paid in capital and a debt discount and included in our consolidated statement of operations. We recorded amortization of debt discount expense from the 10% Notes issued in February 2021 of $70,377 and nil for the three months ended June 30, 2021 and 2020, respectively, and $109,818 and nil during the six months ended June 30, 2021 and 2020, respectively. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 10% Warrants as of February 8, 2021, were:

Current stock price	$1.12
Exercise price	$0.56
Risk-free interest rate	0.48%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	118%

On April 20, 2021, we entered into a Securities Purchase Agreement with accredited 10% Investors, pursuant to which we issued and sold 10% Notes with an aggregate principal amount of $2,300,000 to such 10% Investors. The 10% Notes are part of an over-allotment approved by the existing noteholders in connection with the original convertible note offering of $4,600,000 consummated on December 23, 2020 and February 8, 2021. In connection with the issuance of the 10% Notes, each holder received warrants to purchase shares of our common stock equal to 20% coverage of the aggregate principal amount at $0.56 per share, except that the warrants coverage to one Investor acting as lead investor in the raise received approximately 35.5% of the aggregate principal amount invested. The 10% Notes bear interest at an annual rate of 10% and will mature on April 20, 2024. The 10% Investors have the option to convert up to 50% of the outstanding unpaid principal and accrued interest of the 10% Notes into Common Stock at a variable price of 80% of the market price but no less than $0.65 per share and no more than $1.00 per share. The 10% Warrants are exercisable at an exercise price of $0.56 per warrant.

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $810,000. We determined that these 10% Notes had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.49 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.83, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $692,500 as additional paid in capital and a debt discount and included in our consolidated statement of operations. We recorded amortization of debt discount expense from the 10% Notes issued in April 2021 of $100,949 for the three and six months ended June 30, 2021 and nil for the three and six months ended June 30, 2020. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 10% Warrants as of April 20, 2021, were:

Current stock price	$0.83
Exercise price	$0.56
Risk-free interest rate	1%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	115%

15% Notes

In December 2019, we completed a private placement with certain accredited investors pursuant to an unsecured promissory note (the “15% Notes”) with an aggregate principal amount of $300,000.  In February and March 2020, we completed private placements with certain accredited investors, including some holders of our 2019 12% Notes (as defined below), of 15% Notes with an aggregate principal amount of $2,031,000 in exchange for $525,000 of new funding and the cancellation of $1,506,000 aggregate principal amount of the 2019 12% Notes.  The 15% Notes have an annual interest rate of 15% and matured on January 31, 2021. $1.0 million of the 15% Notes were exchanged for the 10% Notes (see above), $2.1 million was paid in full in December 2020 and the remaining $200,000 was paid in full in the first quarter 2021. The 15% Notes provide that they shall be repaid in full out of the proceeds of any new debt or equity capital raise with net proceeds of more than $5,000,000.  In connection with the issuance of the 15% Notes, each holder of 15% Notes received three warrants (i.e., a 2020 A Warrant, a 2020 B Warrant and a 2020 C Warrant) to acquire shares of common stock at an exercise price equal to $0.45 per share, with the number of shares subject to each warrant equal to one share for each $1.00 of principal amount of 15% Notes issued to the noteholder.  The 2020 A Warrants had an expiration date of December 31, 2020, the 2020 B Warrants have an expiration date of December 31, 2021, and the 2020 C Warrants have an expiration date of December 31, 2022 (collectively, the “15% Warrants”).  By way of example, if an investor was issued a 15% Note with a principal amount of $250,000, such noteholder would receive a 2020 A Warrant to purchase 250,000 shares of common stock, a 2020 B Warrant to purchase 250,000 shares of common stock and a 2020 C Warrant to purchase 250,000 shares of common stock.  Accordingly, the Company issued 15% Warrants to purchase a total of 6,993,000 shares of common stock to the holders of 15% Notes. The exercise price of these warrants is subject to adjustment as a result of certain future equity issuances of securities by the Company at a price below the then-effective exercise price of the 15% Warrants. As a result of such subsequent issuances of securities by the Company during the second quarter of 2020, the exercise price of the 15% Warrants had decreased to $0.3983 per share. As of June 30, 2021, the warrant holders exercised 1,131,000 of the 2020 A Warrants into 282,813 shares of our common stock through cashless exercise.

We received $300,000 of cash in December 2019 and an additional $525,000 of cash January 2020 through March 2020 for issuing the 15% Notes.  The relative fair value of the new funding on the 15% Warrants was recorded as a debt discount and additional paid-in capital of $333,056.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $668,335. We recorded amortization of debt discount expense from the 15% Notes of nil and $72,516 for the three months ended June 30, 2021 and 2020, respectively, and nil and $138,837 during the six months ended June 30, 2021 and 2020, respectively. The 15% Notes are otherwise treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 15% Warrants as of March 2020 were:

Current stock price	$0.45 - 0.67
Exercise price	$0.45
Risk-free interest rate	0.68 - 1.62%
Expected dividend yield	—
Expected term (in years)	0.83 - 3.06
Expected volatility	112 - 119%

NOTE 8. WARRANT DERIVATIVE LIABILITY

On May 31, 2019 we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants (“2019 Warrants”) to purchase shares of our common stock (“2019 Units”) in a registered direct offering for $1.00 per 2019 Unit (collectively defined as the “2019 Capital Raise”). The 2019 Warrants, issued with the 2019 Capital Raise, are accounted for as a derivative liability. The 2019 Warrant agreements contain a cash settlement provision whereby the holders could settle the warrants for cash based on the Black-Scholes value, upon certain fundamental transactions, as defined in the 2019 Warrant agreement, that are considered outside of the control of management, such as a change of control. The original exercise price of the 2019 Warrants was $1.30 per share. The 2019 Warrants contain certain anti-dilution adjustment provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants. As a result of such subsequent issuances of securities by the Company during the fourth quarter 2019, the exercise price of the 2019 Warrants decreased to $0.45 per share and the number of shares subject to the 2019 Warrants increased to 8,666,666 shares of common stock as of December 31, 2019. In May 2020, we issued securities at a price lower than the $0.45 per share above. As a result, the exercise price of the 2019 Warrants decreased to $0.3983 per share and the number of shares subject to the 2019 Warrants increased to 9,591,614 shares of common stock.

During the first quarter of 2021 the warrant holders exercised 1,323,000 warrants into 747,208 shares of our common stock through cashless exercise. We booked an adjustment to the derivative liability of $1,523,117 as a result. As of June 30, 2021, there were 322,807 of the 2019 Warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants

	May 31,	December 31,	June 30,
	2019	2020	2021
Number of shares underlying the warrants	3,000,000	1,645,807	322,807
Fair market value of stock	$0.95	$0.48	$0.59
Exercise price	$1.30	$0.3983	$0.3983
Volatility	133%	108%	105%
Risk-free interest rate	1.93%	0.36%	0.87%
Warrant life (years)	5.00	3.41	2.92

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Six months ended June 30,
	2021	2020
Beginning balance	$561,368	$4,620,593
Warrant exercise	(1,523,117)	(82,241)
Change in fair value of warrants derivative liability	1,095,983	(1,375,619)
Ending balance	$134,234	$3,162,733

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

NOTE 10.  STOCKHOLDERS’ EQUITY

2020 Capital Raise

On May 29, 2020, we entered into a subscription agreement, as amended with Hershey Strategic Capital, LP and Shore Ventures III, LP (collectively as the “Hershey Investor”) with respect to the sale of shares of common stock and warrants to purchase common stock (collectively, the “securities”). The sales of the securities to the Hershey Investor consists of a minimum of $2,185,000 of securities and a maximum of $3,000,000 of securities, as described further below. The purchase price of the securities at each closing is as follows: (i) the purchase price of each share of common stock is $0.3983 per share, and (ii) for each one dollar invested by the Hershey Investor, the Hershey Investor receives a warrant to purchase a number of shares of common stock equal to 75% of the number of shares of common stock purchased by the Hershey Investor at an exercise price per share equal to $0.5565. The warrants have a term of five years. During the year ended December 31, 2020, we sold $3,000,000 of securities to the Hershey Investor, representing 7,532,010 shares of common stock and warrants to purchase 5,649,007 shares of common stock at an exercise price of $0.5565 per share. The warrants were recorded as equity and equity issuance costs in the amount of $2,173,074. Notwithstanding the foregoing, none of the Hershey Investor warrants are exercisable if after giving effect to such exercise the Hershey Investor (together with affiliates) would own in excess of 9.99% (“Beneficial Ownership Limitation”) of the shares of issued and outstanding Common Stock of the Company. The Beneficial Ownership Limitation may be increased by the Hershey Investor upon not less than 61 days’ prior notice.

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

Stock-based compensation

We use the fair value method to account for stock-based compensation. We recorded $(41,648) and $434,367 in compensation (income)/expense for the three months ended June 30, 2021 and 2020, respectively, and $62,284 and $926,698, for the six months ended June 30, 2021 and 2020, respectively. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. Forfeited options result in a reversal in the period forfeited. The fair value of these instruments was calculated using the Black-Scholes option pricing method.

During the six months ended June 30, 2021 we granted options to purchase 983,000 common shares to employees and directors. The options expire five years from the date of grant and vest over a period of one year. Fair value of the awards at the date of grants totaled $594,080.

The following summarizes Employee Awards activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2020	7,266,420	$1.03	5.5	$167,000
Granted	983,000	0.91
Exercised	(333,620)	0.54
Forfeited or expired	(1,006,930)	3.95
Outstanding as of June 30, 2021	6,908,870	$1.07	5.3	$303,000

Exercisable as of June 30, 2021	5,613,490	$1.16	5.3	$153,000

As of June 30, 2021, there was approximately $393,391 of total unrecognized compensation expense related to unvested employee awards, which is expected to be recognized over a weighted-average period of eleven months.

NOTE 11. RELATED PARTY TRANSACTIONS

On June 3, 2020, the Company entered into a consulting agreement with Adam Hershey, Interim Chief Executive Officer, board member and investor, pursuant to which he would act as a strategic consultant for the Company, including providing assistance with the sourcing and evaluation of merger and acquisition deals, strategic capital and strategic partnerships or joint ventures. Mr. Hershey is paid an initial monthly rate of $8,333 for the services, subject to certain adjustments. We paid $24,999 and $8,333 for the three months ended June 30, 2021 and 2020, respectively, and $49,998 and $8,333 for the six months ended June 30, 2021 and 2020, respectively.

We currently have a lease agreement with Dalton Adventures, LLC in which we rent 17,000 square feet of greenhouse space in Boulder, Colorado for $34,636 a month, of which $30,900 is base rent and $3,736 is property taxes. The owner of Dalton Adventures, LLC is a principal shareholder and board member of the Company. We incurred approximately $115,000 and $81,000 for the three months ended June 30, 2021 and 2020, respectively, and $230,000 and $81,000 for the six months ended June 30, 2021 and 2020.

On December 23, 2020, our four current board members of the Company purchased senior convertible promissory notes from the Company for an aggregate amount of $320,000. A board member who resigned in May 2021 purchased $30,000 of the senior convertible promissory notes from the Company. These notes are included in the 10% Notes discussed in Note 7. Accrued interest earned and owed to the board members was $17,079 as of June 30, 2021.

NOTE 12.  SEGMENT INFORMATION

Our operations are organized into one segment: Cultivation. All revenue originates, and all assets are located in the United States. Segment information is presented in accordance with ASC 280, "Segments Reporting." This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with GAAP. The following information is presented net of discontinued operations.

Three months ended June 30

2021	Cultivation	Eliminations	Total
Revenues	$698,608	$—	$698,608
Costs and expenses	(677,715)	6,094	(671,621)
Segment operating income	$20,893	$6,094	26,987
Corporate expenses			(1,080,163)
Net loss from continuing operations before income taxes			$(1,053,176)

2020	Cultivation	Total
Revenues	$509,175	$509,175
Costs and expenses	(456,661)	(456,661)
Segment operating income	$52,514	52,514
Corporate expenses		(1,835,250)
Net loss from continuing operations before income taxes		$(1,782,736)

Six months ended June 30

2021	Cultivation	Eliminations	Total
Total revenues	$1,347,941	$—	$1,347,941
Costs and expenses	(1,475,423)	16,870	(1,458,553)
Operating (loss) income	$(127,482)	$16,870	(110,612)
Corporate expenses			(3,288,180)
Net loss from continuing operations before income taxes			$(3,398,792)

2020	Cultivation	Total
Total revenues	$509,175	$509,175
Costs and expenses	(456,661)	(456,661)
Operating income	$52,514	52,514
Corporate expenses		(3,727,543)
Net loss from continuing operations before income taxes		$(3,675,029)

	June 30,	December 31,
Total assets	2021	2020
Cultivation	$6,720,738	$6,208,222
Corporate	2,422,760	1,567,021
Discontinued operations	319,878	755,707
Total assets - segments	9,463,376	8,530,950
Intercompany eliminations	(36,850)	(12,183)
Total assets - consolidated	$9,426,526	$8,518,767

NOTE 13.  SUBSEQUENT EVENTS

On April 18, 2021, the Company, entered into an Agreement and Plan of Reorganization and Liquidation among the Company, Trees Acquisition Corp., a newly-formed indirect wholly-owned subsidiary of the Company (“Trees Acquisition”), and TDM, LLC and Station 2, LLC (“Colorado Sellers”), as well as a separate Agreement and Plan of Reorganization and Liquidation among the Company, Trees Acquisition, and Trees Waterfront, LLC, Trees MLK Inc. and Trees Portland, LLC (“Oregon Sellers” and collectively with the Colorado Sellers, the “Sellers”) (collectively, the “Plans”). The transaction will provide the Company with a foundational retail platform from which to expand growth. Pursuant to the Plans, the Company has agreed to purchase substantially all of the assets of each of the Colorado Sellers and Oregon Sellers (“Assets”). The Assets to be transferred to the Company by each of the Colorado Sellers and Oregon Sellers principally consist of the cannabis business licenses, inventory and intellectual property related to the Sellers’ cannabis dispensaries located in Englewood and Denver, Colorado and Portland, Oregon together with substantially all related assets. The Company is not assuming any liabilities of any of the Sellers. The Plan provides that the transaction qualifies as a tax-free reorganization pursuant to Section 368 of the Internal Revenue Code. The purchase price for the transaction consists of a cash payment of $2 million at closing and an additional $3 million in cash payable in equal monthly amounts of $125,000 for a period of 24 months from the closing. In addition, at the closing, the Company will issue to the Sellers 38,745,193 shares of the Company’s common stock. Closing of the transaction is subject to standard closing conditions, including regulatory approval of the transfer of the cannabis licenses by the applicable Colorado and Oregon cannabis regulatory authorities. The Plans allow for the separate closing dates for the Assets depending on regulatory approval. Therefore, the purchase price will be paid out pro-rata based on the closing dates of the Assets.

On July 16, 2021, the Company, entered into an Asset Purchase Agreement (the “NBC Agreement”) with NBC Holdings LLC and Richard Cardinal (“NBC Buyer”) pursuant to which the Company has agreed to sell substantially all of the assets in its cultivation consulting business known as Next Big Crop (“NBC”) to the NBC Buyer. The Board of Directors approved the NBC Agreement in furtherance of its previously disclosed plan to identify and acquire licensed cannabis assets that will allow us to continue to generate cash and meet our financial commitments. The purchase price for the sale consists of a payment by the NBC Buyer of $75,000 payable upon signing, an additional $75,000 payable within one year of the closing, and ten percent (10%) of profits generated by the NBC Buyer in the states of Michigan, Mississippi and Massachusetts for a period of twelve months from the Closing. As part of the NBC Agreement, the Company shall transfer the trade name associated with NBC to the NBC Buyer and discontinued its Operations Consulting and Products Segment. Substantially all of the employees that performed services in NBC resigned from the Company as of the effective date of the NBC Agreement. On August 2, 2021, the sale of NBC was completed.

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

Our Products, Services and Customers

Through our one reporting segment Cultivation, we provide products to the regulated cannabis industry, which include the following:

Cultivation (“Cultivation Segment”)

Through SevenFive Farm (“SevenFive”), we operate a 17,000 square foot licensed light deprivation greenhouse cultivation facility. We believe our production capability is sufficient to meet the diverse needs of our recreational consumers in Colorado, from cost-effective, high-yield inputs to sophisticated and dried cannabis flower.

During the three and six months ended June 30, 2021, 11% of SevenFive’s revenue was with one customer.

Discontinued Operations - Operations Consulting and Products

Through Next Big Crop (“NBC”), we deliver comprehensive consulting services to the cannabis industry that include obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.

NBC oversees our wholesale equipment and supply business, operated under the name “GC Supply,” which provides turnkey sourcing and stocking services to cultivation, retail and infused products manufacturing facilities. Our products include building materials, equipment, consumables and compliance packaging. There are generally multiple suppliers for the products we sell; however, there are a limited number of manufacturers of certain high-tech cultivation equipment. NBC also provides operational support for our internal cultivation. In June 2021, we began talks with an individual to begin the sale of NBC. On July 16, 2021, we entered into an Asset Purchase Agreement with this individual to sell substantially all of the assets of NBC for a total of $150,000 and 10% of profits generated by the buyer in the states of Michigan, Mississippi, and Massachusetts for a period of twelve months from the closing. On August 2, 2021, the sale of NBC was completed.

Results of Operations

The following tables set forth, for the periods indicated, statements of operations data. The tables and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto in this report.

	Three months ended June 30,			Percent
	2021	2020	Change	Change
Revenues	$698,608	$554,544	$144,064	26%
Costs and expenses	(1,478,458)	(2,107,725)	629,267	(30)%
Other expense	(273,326)	(229,555)	(43,771)	19%
Net loss from continuing operations before income taxes	(1,053,176)	(1,782,736)	729,560	(41)%
Loss from discontinued operations	(323,077)	(117,636)	(205,441)	175%
Loss from operations before income taxes	$(1,376,253)	$(1,900,372)	$524,119	(28)%

	Six months ended June 30,			Percent
	2021	2020	Change	Change
Revenues	$1,362,413	$571,273	$791,140	138%
Costs and expenses	(3,116,282)	(4,156,675)	1,040,393	(25)%
Other expense	(1,644,923)	(89,627)	(1,555,296)	1,735%
Net loss from continuing operations before income taxes	(3,398,792)	(3,675,029)	276,237	(8)%
Loss from discontinued operations	(336,529)	(239,522)	(97,007)	41%
Loss from operations before income taxes	$(3,735,321)	$(3,914,551)	$179,230	(5)%

Revenues

Revenue increased for our Cultivation Segment due to a full three and six months of revenue in 2021, as SevenFive was acquired in May 2020. See Segment discussions below for further details.

Costs and expenses

	Three months ended June 30,			Percent
	2021	2020	Change	Change
Cost of sales	$511,426	$281,243	$230,183	82%
Selling, general and administrative	582,059	862,029	(279,970)	(32)%
Stock-based compensation	(41,648)	434,365	(476,013)	(110)%
Professional fees	353,833	508,991	(155,158)	(30)%
Depreciation and amortization	72,788	21,097	51,691	245%
	$1,478,458	$2,107,725	$(629,267)	(30)%

	Six months ended June 30,			Percent
	2021	2020	Change	Change
Cost of sales	$1,066,631	$281,243	$785,388	279%
Selling, general and administrative	1,180,750	1,713,265	(532,515)	(31)%
Stock-based compensation	62,284	1,006,939	(944,655)	(94)%
Professional fees	616,148	1,106,027	(489,879)	(44)%
Depreciation and amortization	190,469	49,201	141,268	287%
	$3,116,282	$4,156,675	$(1,040,393)	(25)%

Cost of sales includes costs associated with cultivation sales, which fluctuates with the changes in cultivation revenues. See Segment discussions below for further details.

Selling, general and administrative expense decreased for the three months and six months ended June 30, 2021 as compared to June 30, 2020 due to a reduction in employees throughout 2021 and a concerted effort by management to reduce expenses.

Stock-based compensation included the following:

	Three months ended June 30,			Percent
	2021	2020	Change	Change
Employee awards	$(41,648)	$431,777	$(473,425)	(110)%
Consulting awards	—	2,588	(2,588)	(100)%
	$(41,648)	$434,365	$(476,013)	(110)%

	Six months ended June 30,			Percent
	2021	2020	Change	Change
Employee awards	$62,284	$933,336	$(871,052)	(93)%
Consulting awards	—	73,603	(73,603)	(100)%
	$62,284	$1,006,939	$(944,655)	(94)%

Employee awards are issued under our 2020 Omnibus Incentive Plan, which was approved by shareholders on November 23, 2020 and our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015. Expense varies primarily due to the number of stock options granted and the share price on the date of grant. The decrease in expense for the three and six months ended June 30, 2021 as compared to June 30, 2020 is due to the decrease in the number of options we grant on a quarterly basis and an increase in forfeitures in 2021 due to the departure of our Chief Executive Officer in May 2021 and a reduction in workforce in 2020 and 2021.

Professional fees consist primarily of accounting and legal expenses and decreased for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 due to the hiring of internal counsel to be more cost effective.

Other Expense

	Three months ended June 30,			Percent
	2021	2020	Change	Change
Amortization of debt discount and equity issuance costs	$185,460	$72,516	$112,944	156%
Interest expense	190,627	103,672	86,955	84%
Loss on extinguishment of debt	—	48,908	(48,908)	(100)%
(Gain) loss on derivative liability	(102,761)	4,541	(107,302)	(100)%
Gain on sale of assets	—	(82)	82	19%
	$273,326	$229,555	$43,771	19%

	Six months ended June 30,			Percent
	2021	2020	Change	Change
Amortization of debt discount	$253,790	$138,837	$114,953	83%
Interest expense	293,683	274,720	18,963	7%
Loss on extinguishment of debt	—	1,186,336	(1,186,336)	(100)%
Loss (gain) on derivative liability	1,095,983	(1,371,079)	2,467,062	(180)%
Other expense (income), net	1,467	(139,187)	140,654	(100)%
	$1,644,923	$89,627	$1,555,296	1,735%

Amortization of debt discount increased during the three and six months ended June 30, 2021 as compared to June 30, 2020 due to the senior convertible promissory notes with warrants (“10% Notes”) issued in December 2020, February 2021 and April 2021. Interest expense increased during the three and six months ended June 30, 2021 as compared to June 30, 2020 due to the addition of the 10% Notes with an interest rate of 10%. The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants. The loss on extinguishment of debt is due to the conversion and extension of the SBI debt, and the exchange of the 12% Notes into the 15% Notes that occurred during the first quarter of 2020. See Note 7 of the accompanying unaudited condensed consolidated financial statements for further information. The other expense (income) in 2020 relates to the gain on the sale of the building we recognized as a result of the sale of our corporate office building in March 2020.

Cultivation

	Three months ended June 30,			Percent
	2021	2020	Change	Change
Revenues	$698,608	$509,175	$189,433	37%
Costs and expenses	(677,715)	(456,661)	(221,054)	48%
	$20,893	$52,514	$(31,621)	(60)%

	Six months ended June 30,			Percent
	2021	2020	Change	Change
Revenues	$1,347,941	$509,175	$838,766	165%
Costs and expenses	(1,475,423)	(456,661)	(1,018,762)	223%
	$(127,482)	$52,514	$(179,996)	(343)%

The increase in revenues for the three and six months ended June 30, 2021 over prior year is due to the acquisition of SevenFive Farm occurring in May 2020. The decrease in gross margin is due to lower yields caused by several environmental factors.

Liquidity

Sources of liquidity

Our sources of liquidity include cash generated from operations, the cash exercise of common stock options and warrants, debt, and the issuance of common stock or other equity-based instruments. We anticipate our significant uses of resources will include funding operations and developing infrastructure.

In  April 2021, we received $2,300,000 in cash in a private placement with certain accredited investors pursuant to the 10% Notes to be used for the acquisition of dispensaries (See Note 13 of the accompanying unaudited condensed consolidated financial statements).

In  February 2021, we received $1,660,000 in cash in a private placement with certain accredited investors pursuant to the 10% Notes.

Sources and uses of cash

We had cash of $2,307,604 and $750,218 as of June 30, 2021 and December 31, 2020, respectively. Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(2,698,972)	$(3,168,581)
Net cash provided by investing activities	$314,349	$1,341,707
Net cash provided by financing activities	$3,941,709	$2,800,000

Net cash used in operating activities decreased in 2021 due to the acquisition of SevenFive Farm which provides positive operating cash flows and adjustments relating to non-cash activities.

Net cash provided by investing activities for the six months ended June 30, 2021 decreased from June 30, 2020 due to the sale of the building in the first quarter of 2020. Net cash used in investing activities for the six months ended June 30, 2021 consisted of purchase of property and equipment for SevenFive Farms, offset by the sale of our investment during the first quarter and repayment of our notes receivable in the second quarter.

Net cash provided by financing activities for the six months ended June 30, 2021 related to the payment on notes payable of $200,000, proceeds from notes payable of $3,960,000 and proceeds from the exercise of stock options of $181,709.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2021. Part of our growth strategy, however, is to acquire operating businesses. We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) attributable to common stockholders calculated in accordance with GAAP, adjusted for the impact of stock-based compensation expense, acquisition or disposal-related transaction costs , non-recurring professional fees in relation to litigation and other non-recurring expenses, depreciation and amortization, amortization of debt discounts and equity issuance costs, loss on extinguishment of debt, interest expense, income taxes and certain other non-cash items. Below we have provided a reconciliation of Adjusted EBITDA per share to the most directly comparable GAAP measure, which is net income (loss) per share.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is net loss.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Loss from operations before income taxes	$(1,376,253)	$(1,900,372)	$(3,735,321)	$(3,914,551)
Adjustment for loss from discontinued operations	323,077	117,636	336,529	239,522
Net loss from continuing operations before income taxes	(1,053,176)	(1,782,736)	(3,398,792)	(3,675,029)
Adjustments:
Stock-based compensation	(41,648)	434,365	62,284	1,006,939
Depreciation and amortization	72,788	21,097	190,469	49,201
Amortization of debt discount and equity issuance costs	185,460	72,516	253,790	138,837
Loss on extinguishment of debt	—	48,908	—	1,186,336
Interest expense	190,627	103,672	293,683	274,720
Gain on sale of assets	—	(82)	1,467	(139,187)
(Gain) loss on derivative liability	(102,761)	4,541	1,095,983	(1,371,079)
Transaction costs	48,029	147,652	83,659	308,196
Total adjustments	352,495	832,669	1,981,335	1,453,963
Adjusted EBITDA	$(700,681)	$(950,067)	$(1,417,457)	$(2,221,066)

Off-balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 1 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that its internal control over financial reporting was effective as of June 30, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2021 we issued warrants to purchase 1,275,660 shares of our common stock, together with our 10% Notes, to accredited investors. The warrants have an exercise price of $0.56 per share and a life of 5 years.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1	Asset Purchase Agreement between General Cannabis Corp, NBC Holdings LLC and Richard Cardinal dated July 16, 2021 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 21, 2021)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORP

Date: August 11, 2021	/s/ Adam Hershey
Adam Hershey, Interim Chief Executive Officer
Principal Executive Officer

/s/ Diane Jones
Diane Jones, Chief Financial Officer
Principal Financial and Accounting Officer