Form 10-Q
period 2021-09-30
GENERAL CANNABIS CORP
filed 2021-11-12
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2021.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ____________ to ____________.

Commission file number:  000-54457

GENERAL CANNABIS CORP

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

1901 S Navajo Street Denver, CO 80223
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

As of November 5, 2021, there were 84,797,955 issued and outstanding shares of the Company's common stock.

GENERAL CANNABIS CORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021
	(Unaudited)	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$2,459,453	$750,218
Accounts receivable, net of allowance of $35,000 and $9,000, respectively	102,928	140,605
Current portion of notes receivable, net of allowance of $2,000 and $125,000, respectively	73,000	350,000
Inventories, net	885,583	371,799
Prepaid expenses and other current assets	185,323	225,122
Assets of discontinued operations - current portion	8,922	712,010
Total current assets	3,715,209	2,549,754

Right-of-use operating lease asset	2,487,930	1,836,455
Property and equipment, net	666,307	411,525
Investment, held for sale	—	208,761
Intangible assets, net	5,820,833	984,375
Goodwill	10,100,113	2,484,200
Assets of discontinued operations	—	43,697
Total assets	$22,790,392	$8,518,767

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$856,935	$1,344,269
Interest payable	444,752	16,790
Operating lease liability, current	587,291	370,800
Accrued stock payable	60,900	94,861
Warrant derivative liability	81,781	561,368
Notes payable - current	866,448	—
Liabilities of discontinued operations	114,363	742,064
Total current liabilities	3,012,470	3,130,152

Operating lease liability, non-current	1,968,569	1,499,280
Notes payable - long term (net of discount)	5,351,764	2,598,965
Related party long-term notes payable (net of discount)	284,183	289,579
Total liabilities	10,616,986	7,517,976
Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; 1,180 and nil issued and outstanding, respectively	1,073,446	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 84,713,865 shares and 60,813,673 shares issued and outstanding, respectively	84,711	60,813
Additional paid-in capital	91,029,601	75,891,414
Accumulated deficit	(80,014,352)	(74,951,436)
Total stockholders’ equity	12,173,406	1,000,791
Total liabilities and stockholders’ equity	$22,790,392	$8,518,767

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Retail sales	$855,841	$—	$855,841	$—
Cultivation sales	809,801	798,352	2,157,742	1,307,527
Interest	—	21,716	14,472	83,814
Total revenue	1,665,642	820,068	3,028,055	1,391,341

Costs and expenses
Cost of sales	1,473,209	304,031	2,539,840	585,274
Selling, general and administrative	672,981	751,211	1,853,731	2,464,476
Stock-based compensation	131,836	420,992	194,120	1,427,931
Professional fees	144,289	662,687	760,437	1,768,714
Depreciation and amortization	115,355	46,989	305,824	96,190
Total costs and expenses	2,537,670	2,185,910	5,653,952	6,342,585

Operating loss	(872,028)	(1,365,842)	(2,625,897)	(4,951,244)

Other expenses (income)
Amortization of debt discount and equity issuance costs	216,516	61,002	470,306	199,839
Interest expense	150,503	84,716	444,186	359,436
Loss on extinguishment of debt	233,374	—	233,374	1,186,336
(Gain) loss on derivative liability	(52,452)	(1,076,264)	1,043,531	(2,447,343)
Gain on sale of assets	(132,979)	—	(131,512)	(139,187)
Total other expenses (income), net	414,962	(930,546)	2,059,885	(840,919)

Net loss from continuing operations before income taxes	(1,286,990)	(435,296)	(4,685,782)	(4,110,325)

Loss from discontinued operations	(40,605)	(70,968)	(377,134)	(310,490)
Loss from operations before income taxes	(1,327,595)	(506,264)	(5,062,916)	(4,420,815)

Provision for income taxes	—	68,196	—	108,731
Net loss	(1,327,595)	(574,460)	(5,062,916)	(4,529,546)

Deemed dividend	—	—	—	(98,000)

Net loss attributable to common stockholders	$(1,327,595)	$(574,460)	$(5,062,916)	$(4,627,546)

Per share data - basic and diluted
Net loss from continuing operations per share	$(0.02)	$(0.01)	$(0.07)	$(0.09)
Net loss from discontinued operations per share	$0.00	$0.00	$(0.01)	$0.00
Net loss attributable to common stockholders per share	$(0.02)	$(0.01)	$(0.08)	$(0.10)
Weighted average number of common shares outstanding	69,122,293	58,097,819	64,381,989	47,951,618

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(5,062,916)	$(4,529,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	470,306	199,839
Depreciation and amortization	317,183	109,954
Amortization of loan origination fees	—	(6,667)
Loss on extinguishment of debt	233,374	1,186,336
Non-cash lease expense	364,520	150,984
Bad debt expense	(44,163)	128,491
Loss on disposal of property and equipment	1,467	8,593
Loss (gain) on warrant derivative liability	1,043,531	(2,447,343)
Stock-based compensation	194,120	1,427,931
Gain on sale of building	—	(139,187)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	258,811	(28,941)
Prepaid expenses and other assets	559,073	(11,176)
Inventories	72,711	(100,144)
Accounts payable and accrued liabilities	(566,932)	(307,226)
Operating lease liabilities	(330,215)	(135,001)
Income taxes	—	108,731
Net cash used in operating activities:	(2,489,130)	(4,384,372)

Cash flows from investing activities
Purchase of property and equipment	(323,879)	(156,344)
Proceeds from sale of investment	208,761	—
Proceeds on notes receivable	433,393	—
Acquisition of Trees Colorado LLC	(1,122,015)	—
Net proceeds from sale of Next Big Crop	(132,979)	—
Proceeds from sale of building	—	1,421,134
Net cash (used in) provided by investing activities	(936,719)	1,264,790

Cash flows from financing activities
Proceeds from the sale of common stock and warrants - accrued stock payable	—	3,000,000
Proceeds from the exercise of warrants	—	90,000
Proceeds from exercise of stock options	194,634	—
Proceeds from preferred stock offering	1,180,000	—
Proceeds from notes payable	3,960,000	1,500,000
Payments on notes payable	(200,000)	(975,000)
Net cash provided by financing activities	5,134,634	3,615,000

Net increase in cash and cash equivalents	1,708,785	495,418
Cash and cash equivalents, beginning of period	755,769	224,994
Cash and cash equivalents, end of period	$2,464,554	$720,412

Supplemental schedule of cash flow information
Cash paid for interest	$16,224	$364,440

Non-cash investing & financing activities
Cashless warrant exercises	$1,557,078	$903,779
Beneficial conversion feature	$1,110,039	$233,500
10% Warrants recorded as a debt discount and additional paid-in capital	$1,239,300	$—
Issuance of common stock to a consultant	$120,142	$—
Operating lease right-of-use asset/operating lease liability	$700,351	$2,721,069
Deemed dividend from 8.5% warrant repricing	$—	$98,000
15% Warrants recorded as a debt discount and additional paid-in capital	$—	$167,163
15% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	$—	$668,336
Debt converted to equity	$—	$957,056
Issuance of common stock to an employee	$—	$100,000
Stock issued in connection with SevenFive Farm acquisition	$—	$2,861,495

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the three months ended September 30, 2021
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
July 1, 2021	—	$—	62,266,275	$62,264	$80,140,373	$(78,686,757)	$1,515,880
Common stock issued upon exercise of stock options	—	—	33,140	33	12,892	—	12,925
Common stock issued to a consultant	—	—	34,140	34	20,108	—	20,142
Common stock issued for acquisition of Trees Colorado LLC	—	—	22,380,310	22,380	10,384,464	—	10,406,844
Preferred shares issued	1,180	1,073,446	—	—	—	—	1,073,446
Warrants issued with preferred stock	—	—	—	—	106,554	—	106,554
Modification of Warrants	—	—	—	—	233,374	—	233,374
Modification of Options	—	—	—	—	21,525	—	21,525
Stock-based compensation	—	—	—	—	110,311	—	110,311
Net loss	—	—	—	—	—	(1,327,595)	(1,327,595)
September 30, 2021	1,180	$1,073,446	84,713,865	$84,711	$91,029,601	$(80,014,352)	$12,173,406

	For the three months ended September 30, 2020
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
July 1, 2020	—	$—	51,188,564	$51,189	$67,406,256	$(71,226,830)	$(3,769,385)
Sale of common stock, net of issuance costs	—	—	7,532,010	7,532	2,992,468	—	3,000,000
Stock option granted to employees and consultants	—	—	—	—	420,990	—	420,990
Net loss	—	—	—	—	—	(574,460)	(574,460)
September 30, 2020	—	$—	58,720,574	$58,721	$70,819,714	$(71,801,290)	$(922,855)

	For the nine months ended September 30, 2021
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2021	—	$—	60,813,673	$60,813	$75,891,414	$(74,951,436)	$1,000,791
Common stock issued to consultants	—	—	146,499	146	119,996	—	120,142
Common stock issued upon exercise of stock options	—	—	366,760	367	194,267	—	194,634
Common stock issued for acquisition of Trees Colorado LLC	—	—	22,380,310	22,380	10,384,464	—	10,406,844
Warrants issued with 10% Notes	—	—	—	—	1,239,300	—	1,239,300
Beneficial conversion feature	—	—	—	—	1,110,039	—	1,110,039
Cashless exercise of warrants	—	—	1,006,623	1,005	1,556,073	—	1,557,078
Stock-based compensation	—	—	—	—	172,595	—	172,595
Preferred shares issued	1,180	1,073,446	—	—	—	—	1,073,446
Warrants issued with preferred stock	—	—	—	—	106,554	—	106,554
Modification of Warrants	—	—	—	—	233,374	—	233,374
Modification of Options	—	—	—	—	21,525	—	21,525
Net loss	—	—	—	—	—	(5,062,916)	(5,062,916)
September 30, 2021	1,180	$1,073,446	84,713,865	$84,711	$91,029,601	$(80,014,352)	$12,173,406

	For the nine months ended September 30, 2020
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2020	—	$—	39,497,480	$39,498	$61,468,034	$(67,271,744)	$(5,764,212)
Sale of common stock, net of issuance costs	—	—	7,574,745	7,575	3,092,425	—	3,100,000
Common stock issued upon conversion of debt	—	—	2,215,892	2,215	954,841	—	957,056
Common stock issued for acquisition of SevenFive Farm	—	—	8,859,117	8,859	1,894,522	—	1,903,381
Stock options granted to employees and consultants	—	—	—	—	1,347,688	—	1,347,688
Beneficial conversion feature	—	—	—	—	233,500	—	233,500
Warrants exercised	—	—	200,000	200	172,041	—	172,241
Warrants issued with the 15% Notes	—	—	—	—	835,499	—	835,499
Cashless exercise of warrants	—	—	373,340	374	821,164	—	821,538
Net loss	—	—	—	—	—	(4,529,546)	(4,529,546)
September 30, 2020	—	$—	58,720,574	$58,721	$70,819,714	$(71,801,290)	$(922,855)

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corp, a Colorado Corporation (the “Company,” “we,” “us,” or “our,”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry. We currently trade on the OTCQB® Market under the trading symbol CANN. As of September 30, 2021, our operations are segregated into the following segments:

Retail (“Retail Segment”)

Through our acquisition of TDM, LLC (“TREES Englewood”) in September 2021, we operate a retail dispensary store in Englewood, Colorado.

Cultivation (“Cultivation Segment”)

Through our acquisition of SevenFive Farm ("SevenFive") in May 2020, we operate a 17,000 square foot licensed light deprivation greenhouse cultivation facility.

During the three and nine months ended September 30, 2021, 24% and 12% of SevenFive’s revenue was with two and one customers, respectively.

Discontinued Operations - Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we delivered comprehensive consulting services to the cannabis industry that included obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.

NBC oversaw our wholesale equipment and supply business, operating under the name “GC Supply,” which provided turnkey sourcing and stocking services to cultivation, retail and infused products manufacturing facilities. Our products included building materials, equipment, consumables and compliance packaging. NBC also provided operational support for our internal cultivation. On July 16, 2021, we entered into an Asset Purchase Agreement with an individual to sell substantially all of the assets of NBC for a total of $150,000 and 10% of profits generated by the buyer in the states of Michigan, Mississippi, and Massachusetts for a period of twelve months from the closing. On August 2, 2021, the sale of NBC was completed.

Basis of Presentation

The accompanying condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America ("U.S. GAAP") can be condensed or omitted. The condensed consolidated balance sheet for the year ended December 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2020, which were included in the annual report on Form 10-K filed by the Company on April 1, 2021.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the year ending December 31, 2021, or any other interim or future periods. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

Discontinued Operations

On July 16, 2021, we entered into an Asset Purchase Agreement with an individual to sell substantially all of the assets of NBC for a total of $150,000 and 10% of profits generated by the buyer in the states of Michigan, Mississippi, and Massachusetts for a period of twelve months from the closing. On August 2, 2021, the sale of NBC was completed.

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

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. As of September 30, 2021, and December 31, 2020, there are $5,101 and $5,551, respectively, of cash and cash equivalents included in assets of discontinued operations on the balance sheet.

Going Concern

The Company incurred net losses of $1.3 million and $5.1 million in three and nine months ended September 30, 2021, respectively, and $0.6 million and $4.5 million for the three and nine months ended September 30, 2020, respectively, and had an accumulated deficit of $80 million as of September 30, 2021. The Company had cash and cash equivalents of $2.5 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively.

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

The Company believes that its cash and cash equivalents as of September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q due to the receipt of an additional $2.3 million of cash in April 2021 from the issuance of a convertible note offering, the receipt of an additional $1.2 million of cash in September 2021 from the issuance of preferred stock and the pending acquisition of three dispensaries (See Note 13 for further information). The Company may need additional funding to support its planned investing activities. If the Company is unable to obtain additional funding, it would be forced to delay, reduce or eliminate some or all of its acquisition efforts, which could adversely affect its business prospects.

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

The table below reflects the Company’s estimates of the acquisition date fair values of the assets acquired:

Inventories	$185,261
Fixed assets	89,490
Tradename	1,050,000
Goodwill	10,100,113
$11,424,864

The accompanying condensed consolidated financial statements include the results of SevenFive from the date of acquisition for financial reporting purposes, May 13, 2020. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2020, are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2020	2020
Total revenues	$1,585,564	$4,986,077
Net loss attributable to common stockholders	$(643,465)	$(4,548,926)
Net loss per common share:	$(0.01)	$(0.09)
Weighted average number of basic and diluted common shares outstanding	58,097,819	52,704,502

The unaudited proforma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

On September 2, 2021, General Cannabis Corp. (the “Company”) completed the acquisition of substantially all of the assets of TREES Englewood, representing a portion of the overall Trees transaction (“Trees Transaction”) previously disclosed pursuant to that certain First Amended and Restated Agreement and Plan of Reorganization and Liquidation dated May 28, 2021 by and among the Company, seller and certain other sellers party thereto, that consists of the assets relating to the Trees dispensary located in Englewood, Colorado (“Englewood Closing”). The cash paid by the Company in connection with the Englewood Closing consisted of $1,155,256.09 and stock consideration of 22,380,310 shares of the Company’s Common Stock. Further, cash equal to $1,732,884.14 will be paid to the seller in equal monthly installments over a period of 24 months from the Englewood Closing.

The table below reflects the Company’s estimates of the acquisition date fair values of the assets acquired:

Cash	$32,941
Fixed assets	59,335
Inventory	586,495
Tradename	5,000,000
Goodwill	7,615,913
$13,294,684

The accompanying condensed consolidated financial statements include the results of Trees Englewood from the date of acquisition for financial reporting purposes, September 2, 2021. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2020, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Total revenues	$2,766,183	$3,757,751	$8,847,507	$10,086,668
Net income (loss) attributable to common stockholders	$254,862	$(90,229)	$749,341	$847,567
Net income (loss) per common share	$0.00	$(0.00)	$0.01	$0.01
Weighted average number of basic and diluted common shares outstanding	84,691,204	80,478,129	84,384,904	70,331,928

The unaudited proforma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

NOTE 3. DISCONTINUED OPERATIONS

On July 16, 2021, we entered into an Asset Purchase Agreement with an individual to sell substantially all of the assets of NBC for a total of $150,000 and 10% of profits generated by the buyer in the states of Michigan, Mississippi, and Massachusetts for a period of twelve months from the closing. On August 2, 2021, the sale of NBC was completed. The condensed consolidated balance sheets include 2019 discontinued operations cash balances of $5,101 and $5,551 as of September 30, 2021 and December 31, 2020, respectively, and accounts payable balances of $53,128 and $54,641 as of September 30, 2021 and December 31, 2020, respectively. The below table does not include the 2019 discontinued operations.

Assets and liabilities of discontinued operations for the Operations Segment included the following:

	September 30,	December 31,
	2021	2020
Accounts receivable, net	$3,821	$187,185
Prepaid expenses and other current assets	—	519,274
Current assets discontinued operations	3,821	706,459

Property and equipment, net	—	43,697
Noncurrent assets discontinued operations	—	43,697

Accounts payable and accrued expenses	21,235	169,492
Customer deposits	40,000	517,931
Current liabilities discontinued operations	$61,235	$687,423

A summary of the discontinued operations for the Operations Segment is presented as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Product revenues	$463	$632,623	$614,764	$3,099,113
Service revenues	4,116	132,873	523,994	495,623
Total revenues	4,579	765,496	1,138,758	3,594,736

Cost of sales	29,480	685,885	1,157,035	3,140,326
Selling, general and administrative	12,721	205,363	342,554	658,720
Professional fees	143	10,300	4,944	15,970
Depreciation and amortization	2,840	3,921	11,359	11,590
Total costs and expenses	45,184	905,469	1,515,892	3,826,606
Loss from discontinued operations	$(40,605)	$(139,973)	$(377,134)	$(231,870)

The condensed consolidated statement of operations include 2019 discontinued operations gain of $69,005 and loss of $78,620 for the three and nine months ended September 30, 2020, respectively, and are not reflected in the above table.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table provides selected information on cash flows related to discontinued operations for the Operations Segment for the nine months ended September 30, 2021 and 2020.

	Nine months ended
	September 30,
	2021	2020
Accounts receivables	$183,364	$(18,344)
Prepaid expenses and other current assets	519,274	83,168
Depreciation and amortization	11,359	11,590
Capital expenditures	—	(6,696)
Accounts payable and accrued expenses	(148,257)	(12,394)
Customer deposits	(477,931)	(259,862)

NOTE 4. INVENTORIES, NET

Our inventories consisted of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$46,411	$8,137
Work-in-progress and finished goods	839,172	363,662
Less: Inventory reserves	—	—
Inventories, net	$885,583	$371,799

NOTE 5. LEASES

On May 13, 2020, we entered into a commercial real estate lease with a related party (see Note 11) for 17,000 square feet of greenhouse space in Boulder, CO, with an initial term of five years and, at our option, two additional terms of five years each. Rent is $30,900 per month with 1.5% annual escalations. We also pay our portion of real estate taxes. In December 2020, we amended the lease to include a 3% rent escalation in 2021 and 2022. No other changes to the lease were made. We accounted for the amendment as a lease modification and remeasured the lease with an incremental borrowing rate of 20% which resulted in an increase of $246,250 to the right-of-use operating lease asset and lease liability from the initial lease valued on May 13, 2020 using an incremental borrowing rate of 22.8%. We determined the present value of the future lease payments using a discount rate of 20% over a 15 year term, our incremental borrowing rate based on outstanding debt, resulting in a right-of-use asset and lease liability of $1,877,423 which are being applied ratably over the term of the lease. As of September 30, 2021, the balance of the right-of-use asset and lease liability was $1,806,784 and $1,872,659, respectively.

On September 2, 2021, we entered into a commercial real estate lease with a related party (see Note 11) for retail space in Englewood, CO, with an initial term of five years and, at our option, two additional terms of three years each. Rent is $10,000 per month with 3% annual escalations during the initial term and 4% annual escalations during the option term. We also pay our portion of real estate taxes. We determined the present value of the future lease payments using a discount rate of 20% over a 11 year term, resulting in a right-of-use asset and lease liability of $602,140 which are being applied ratably over the term of the lease. As of September 30, 2021, the balance of the right-of-use asset and lease liability was $590,270 and $592,140, respectively.

Through the acquisition of Trees Englewood, we entered into a commercial real estate lease for office space in Denver, CO. This office space is our new principal business office. The lease has 15 months remaining. Rent is $7,150 per month with a 3% escalation beginning in November 2021. We also pay our portion of real estate taxes. We determined the present value of the future lease payments using a discount rate of 20% over a 15 month term, resulting in a right-of-use asset and lease liability of $98,211 which are being applied ratably over the term of the lease. As of September 30, 2021, the balance of the right-of-use asset and lease liability was $90,876 and $91,061, respectively.

Future remaining minimum lease payments were as follows:

Year ending December 31,	Amount
2021 (remaining six months)	$144,577
2022	583,822
2023	512,180
2024	521,731
2025	531,481
Thereafter	5,081,765
Total	7,375,556
Less: Present value adjustment	(4,819,696)
Operating lease liability	$2,555,860

NOTE 6. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2020	$94,861	359,415
Stock issued	(33,961)	(259,415)
Balance as of September 30, 2021	$60,900	100,000

In December 2020, several warrant holders exercised their 2020 A warrants through cashless exercises, and we issued 282,213 shares of common stock. 259,415 of those shares issued had not been transferred to the warrant holders as of December 31, 2020 and were included in accrued stock. During January 2021 all shares were issued. See Note 8 for further details of the cashless exercises.

NOTE 7.   NOTES PAYABLE

Our notes payable consisted of the following:

	September 30,	December 31,
	2021	2020
2020 10% Notes	$6,580,000	$2,600,000
2019 15% Notes	—	200,000
Related party note payable	320,000	340,000
Trees Acquisition Note	1,732,884	—
Unamortized debt discount	(2,130,489)	(251,456)
	6,502,395	2,888,544
Less: Current portion	(866,448)	—
Long-term portion	$5,635,947	$2,888,544

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $254,400.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $131,000. We recorded amortization of debt discount expense from the 10% Notes of $21,868 and nil for the three months ended September 30, 2021 and 2020, respectively, and $64,891 and nil during the nine months ended September 30, 2021 and 2020, respectively. We determined there was no beneficial conversion feature on the 10% Notes issued in December 2020. The 10% Notes are treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $429,300. We determined that this 10% Note had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.66 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.90, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $417,539 as additional paid in capital and a debt discount and included in our consolidated statement of operations. We recorded amortization of debt discount expense from the 10% Notes issued in February 2021 of $71,150 and nil for the three months ended September 30, 2021 and 2020, respectively, and $180,968 and nil during the nine months ended September 30, 2021 and 2020, respectively. The 10% Notes are treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $810,000. We determined that these 10% Notes had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.49 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.83, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $692,500 as additional paid in capital and a debt discount and included in our consolidated statement of operations. We recorded amortization of debt discount expense from the 10% Notes issued in April 2021 of $126,025 and nil for the three months ended September 30, 2021 and 2020, respectively, and $224,446 and nil during the nine months ended September 30, 2021 and 2020, respectively. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 10% Warrants as of April 20, 2021, were:

Current stock price	$0.83
Exercise price	$0.56
Risk-free interest rate	0.81%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	115%

15% Notes

In December 2019, we completed a private placement with certain accredited investors pursuant to an unsecured promissory note (the “15% Notes”) with an aggregate principal amount of $300,000.  In February and March 2020, we completed private placements with certain accredited investors, including some holders of our 2019 12% Notes (as defined below), of 15% Notes with an aggregate principal amount of $2,031,000 in exchange for $525,000 of new funding and the cancellation of $1,506,000 aggregate principal amount of the 2019 12% Notes.  The 15% Notes have an annual interest rate of 15% and matured on January 31, 2021. $1.0 million of the 15% Notes were exchanged for the 10% Notes (see above), $2.1 million was paid in full in December 2020 and the remaining $200,000 was paid in full in the first quarter 2021. The 15% Notes provide that they shall be repaid in full out of the proceeds of any new debt or equity capital raise with net proceeds of more than $5,000,000.  In connection with the issuance of the 15% Notes, each holder of 15% Notes received three warrants (i.e., a 2020 A Warrant, a 2020 B Warrant and a 2020 C Warrant) to acquire shares of common stock at an exercise price equal to $0.45 per share, with the number of shares subject to each warrant equal to one share for each $1.00 of principal amount of 15% Notes issued to the noteholder.  The 2020 A Warrants had an expiration date of December 31, 2020, the 2020 B Warrants have an expiration date of December 31, 2021, and the 2020 C Warrants have an expiration date of December 31, 2022 (collectively, the “15% Warrants”).  By way of example, if an investor was issued a 15% Note with a principal amount of $250,000, such noteholder would receive a 2020 A Warrant to purchase 250,000 shares of common stock, a 2020 B Warrant to purchase 250,000 shares of common stock and a 2020 C Warrant to purchase 250,000 shares of common stock.  Accordingly, the Company issued 15% Warrants to purchase a total of 6,993,000 shares of common stock to the holders of 15% Notes. The exercise price of these warrants is subject to adjustment as a result of certain future equity issuances of securities by the Company at a price below the then-effective exercise price of the 15% Warrants. As a result of such subsequent issuances of securities by the Company during the second quarter of 2020, the exercise price of the 15% Warrants had decreased to $0.3983 per share. As of September 30, 2021, the warrant holders exercised 1,131,000 of the 2020 A Warrants into 282,813 shares of our common stock through cashless exercise.

We received $300,000 of cash in December 2019 and an additional $525,000 of cash January 2020 through March 2020 for issuing the 15% Notes.  The relative fair value of the new funding on the 15% Warrants was recorded as a debt discount and additional paid-in capital of $333,056.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $668,335. We recorded amortization of debt discount expense from the 15% Notes of nil and $61,002 for the three months ended September 30, 2021 and 2020, respectively, and nil and $199,839 during the nine months ended September 30, 2021 and 2020, respectively. The 15% Notes are otherwise treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 15% Warrants as of March 2020 were:

Current stock price	$0.45 - 0.67
Exercise price	$0.45
Risk-free interest rate	0.68 - 1.62%
Expected dividend yield	—
Expected term (in years)	0.83 - 3.06
Expected volatility	112 - 119%

On September 17, 2021 we entered into warrant amendments with certain ‘A’ and ‘B’ warrant holders from the 15% Notes. Pursuant to the warrant amendment the expiration date was extended until December 31, 2024 and the exercise price thereof was increased to $1.00 per warrant share. Warrant amendments were entered into with warrant holders representing an aggregate of 400,000 A warrants and 1,211,000 B warrants. We recognized an additional expense of $233,374 in loss on extinguishment of debt as a result of the modification.

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

During the first quarter of 2021 the warrant holders exercised 1,323,000 warrants into 747,208 shares of our common stock through cashless exercise. We booked an adjustment to the derivative liability of $1,523,117 as a result. As of September 30, 2021, there were 322,807 of the 2019 Warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants

	May 31,	December 31,	September 30,
	2019	2020	2021
Number of shares underlying the warrants	3,000,000	1,645,807	322,807
Fair market value of stock	$0.95	$0.48	$0.41
Exercise price	$1.30	$0.3983	$0.3983
Volatility	133%	108%	105%
Risk-free interest rate	1.93%	0.36%	0.98%
Warrant life (years)	5.00	3.41	2.66

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Nine months ended September 30,
	2021	2020
Beginning balance	$561,368	$4,620,593
Warrant exercise	(1,523,118)	(82,241)
Change in fair value of warrants derivative liability	1,043,531	(1,375,619)
Ending balance	$81,781	$3,162,733

NOTE 9.  COMMITMENTS AND CONTINGENCIES

In July 2021, the Company was served with a Complaint in the District Court, County of Denver, Colorado, by plaintiff 2353 SB, LLC (“Plaintiff”). Plaintiff and the Company entered into a lease for the premises at 2353 South Broadway, Denver, CO with a term of three (3) years to commence on November 1, 2020. Monthly lease payments were to be $12,866.66. In 2020, the Company made initial payments (first month’s rent and security deposit) of $39,633.32; but subsequently did not take possession of the premises and has made no further payments in respect thereof, as a direct result of the COVID-19 pandemic. The lease contains a ‘force majeure’ clause which includes a provision that neither party is liable for failure to perform its obligations under the lease which have become practicably impossible because of circumstances beyond the reasonable control of the applicable party, including ‘pandemics or outbreak of communicable disease.’

The Company has taken the position that its failure to take possession and make any further payments under the lease is directly related to the COVID-19 pandemic. The Company intends to vigorously defend this action and believes that the above-referenced force majeure clause presents a complete defense to Plaintiff’s claims. Both parties have filed motions for summary judgment, and the parties are currently awaiting the decision of the court in respect thereof.

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

NOTE 10.  STOCKHOLDERS’ EQUITY

2021 Preferred stock offering

On September 10, 2021, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with various accredited investors (the “2021 Investors), pursuant to which we issued and sold Units consisting of Series A Convertible Preferred Stock (“Series A Preferred”) and warrants (the “Preferred Warrants”) to purchase shares of our common stock with a par value of $0.001 per share. The total number of Units sold was 1,180. Each Unit consists of one share of Series A Preferred and 354,000 Preferred Warrants. The purchase price of each Unit was $1,000, for an aggregate amount sold of $1,180,000. Each share of Series A Preferred is convertible into 1,000 shares of common stock upon the consummation of a capital raise of not less than $5,000,000. The Certificate of Designation of the Series A Preferred Stock (“Certificate of Designation”) was filed with the Secretary of the State of Colorado on September 14, 2021. The Certificate of Designations established the new preferred series entitled “Series A Convertible Preferred Stock” with no par value pers share, and sets forth the rights, restrictions, preferences and privileges of the Series A Preferred, summarized as follows:

●	Authorized Number of Shares – 5,000
●	Voting Rights – None
●	Dividends – 6% per annum, ‘paid in kind’ in shares of Series A Preferred
●	Conversion – Each share of Series A Preferred is mandatorily convertible into 1,000 shares of common stock upon a minimum capital raise of $5,000,000; sale, merger or business combination of the Company; or the Company listing on an exchange
●	Redemption – No rights of redemption by 2021 Investors, nor mandatory redemption

The Preferred Warrants have a five year term and an exercise price per Preferred Warrant share of $1.05. The warrants contain an anti-dilution provision pursuant to which upon we do a future capital raise at less than $1.00 per shares, each Preferred Investor will be granted additional Preferred Warrants on a ‘full-ratchet’ basis.

The proceeds received in the sale of the Series A Preferred totaled $1,180,000, for the issuance of 1,180 Series A Preferred, plus 354,000 warrants. The warrants were valued using a Black Scholes model, at $117,131 and per the relative fair value allocation, $1,073,446 was allocated to the Series A proceeds.

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

Stock-based compensation

We use the fair value method to account for stock-based compensation. We recorded $131,836 and $420,990 in compensation expense for the three months ended September 30, 2021 and 2020, respectively, and $194,120 and $1,427,931, for the nine months ended September 30, 2021 and 2020, respectively. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. Forfeited options result in a reversal in the period forfeited. The fair value of these instruments was calculated using the Black-Scholes option pricing method.

On September 3, 2021 we modified two employees stock options in conjunction with revised employment agreements. As a result of the modification, we recognized $21,525 in compensation expense for the three and nine months ended September 30, 2021 and 2020.

During the nine months ended September 30, 2021 we granted options to purchase 1,070,500 common shares to employees and directors. The options expire five years from the date of grant and vest over a period of one year. Fair value of the awards at the date of grants totaled $616,675.

The following summarizes Employee Awards activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2020	7,266,420	$1.03	5.5	$167,000
Granted	1,070,500	0.87
Exercised	(366,760)	0.53
Forfeited or expired	(1,902,800)	0.81
Outstanding as of September 30, 2021	6,067,360	$1.13	5.1	$81,000

Exercisable as of September 30, 2021	4,962,480	$1.22	5.3	$40,000

As of September 30, 2021, there was approximately $241,412 of total unrecognized compensation expense related to unvested employee awards, which is expected to be recognized over a weighted-average period of eleven months.

NOTE 11. RELATED PARTY TRANSACTIONS

On June 3, 2020, the Company entered into a consulting agreement with Adam Hershey, Interim Chief Executive Officer, board member and investor, pursuant to which he would act as a strategic consultant for the Company, including providing assistance with the sourcing and evaluation of merger and acquisition deals, strategic capital and strategic partnerships or joint ventures. Mr. Hershey is paid an initial monthly rate of $8,333 for the services, subject to certain adjustments. We paid $24,999 for the three months ended September 30, 2021 and 2020, respectively, and $74,997 and $33,332 for the nine months ended September 30, 2021 and 2020, respectively.

We currently have a lease agreement with Dalton Adventures, LLC in which we rent 17,000 square feet of greenhouse space in Boulder, Colorado for $34,636 a month, of which $30,900 is base rent and $3,736 is property taxes. The owner of Dalton Adventures, LLC is a principal shareholder and board member of the Company. We incurred approximately $115,000 and $101,000 for the three months ended September 30, 2021 and 2020, respectively, and $344,000 and $182,000 for the nine months ended September 30, 2021 and 2020.

We currently have a lease agreement with Bellewood Holdings, LLC in which we rent retail space for the Trees Englewood retail store in Englewood, Colorado for $10,000 per month. The owner of Bellewood Holdings, LLC is a principal shareholder and board member of the Company. We incurred approximately $11,871 of rent expense for the three and nine months ended September 30, 2021.

On December 23, 2020, four of our current board members purchased senior convertible promissory notes from the Company for an aggregate amount of $320,000. A board member who resigned in May 2021 purchased $30,000 of the senior convertible promissory notes from the Company. These notes are included in the 10% Notes discussed in Note 7. Accrued interest earned and owed to the board members was $25,257 as of September 30, 2021.

NOTE 12.  SEGMENT INFORMATION

Our operations are organized into two segments: Retail and Cultivation. All revenue originates, and all assets are located in the United States. Segment information is presented in accordance with ASC 280, "Segments Reporting." This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with GAAP. The following information is presented net of discontinued operations.

Three months ended September 30

2021	Retail	Cultivation	Eliminations	Total
Revenues	$855,841	$835,719	$(25,918)	$1,665,642
Costs and expenses	(891,126)	(865,490)	9,048	(1,747,568)
Segment operating income	$(35,285)	$(29,771)	$(16,870)	(81,926)
Corporate expenses				(1,205,064)
Net loss from continuing operations before income taxes				$(1,286,990)

2020	Cultivation	Total
Revenues	$798,352	$798,352
Costs and expenses	(609,381)	(609,381)
Segment operating income	$188,971	188,971
Corporate expenses		(624,267)
Net loss from continuing operations before income taxes		$(435,296)

Nine months ended September 30

2021	Retail	Cultivation	Eliminations	Total
Total revenues	$855,841	$2,183,660	$(25,918)	$3,013,583
Costs and expenses	(891,126)	(2,340,913)	25,918	(3,206,121)
Operating (loss) income	$(35,285)	$(157,253)	$—	(192,538)
Corporate expenses				(4,493,244)
Net loss from continuing operations before income taxes				$(4,685,782)

2020	Cultivation	Total
Total revenues	$1,307,527	$1,307,527
Costs and expenses	(1,025,507)	(1,025,507)
Operating income	$282,020	282,020
Corporate expenses		(4,392,345)
Net loss from continuing operations before income taxes		$(4,110,325)

	September 30,	December 31,
Total assets	2021	2020
Retail	$13,958,309	$—
Cultivation	6,464,607	6,208,222
Corporate	2,363,655	1,567,021
Discontinued operations	3,821	755,707
Total assets - segments	22,790,392	8,530,950
Intercompany eliminations	—	(12,183)
Total assets - consolidated	$22,790,392	$8,518,767

NOTE 13.  SUBSEQUENT EVENTS

On November 1, 2021, we moved our principal corporate headquarters to the lease acquired through the Trees acquisition. The new corporate address is 1901 S Navajo Street, Denver, Colorado, 80223. (See Note 5 for information regarding the lease).

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

Our Products, Services and Customers

Through our two reporting segments, Retail and Cultivation, we provide products to the regulated cannabis industry, which include the following:

Retail (“Retail Segment”)

Through our acquisition of TDM, LLC (“TREES Englewood”), we operate a retail dispensary store in Englewood, Colorado.

Cultivation (“Cultivation Segment”)

Through SevenFive Farm (“SevenFive”), we operate a 17,000 square foot licensed light deprivation greenhouse cultivation facility. We believe our production capability is sufficient to meet the diverse needs of our recreational consumers in Colorado, from cost-effective, high-yield inputs to sophisticated and dried cannabis flower.

During the three and nine months ended September 30, 2021, 24% and 12% of SevenFive’s revenue was with two and one customer, respectively.

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

	Three months ended September 30,			Percent
	2021	2020	Change	Change
Revenues	$1,665,642	$820,068	$845,574	103%
Costs and expenses	(2,537,670)	(2,185,910)	(351,760)	16%
Other expense	(414,962)	930,546	(1,345,508)	(145)%
Net loss from continuing operations before income taxes	(1,286,990)	(435,296)	(851,694)	196%
Loss from discontinued operations	(40,605)	(70,968)	30,363	(43)%
Loss from operations before income taxes	$(1,327,595)	$(506,264)	$(821,331)	162%

	Nine months ended September 30,			Percent
	2021	2020	Change	Change
Revenues	$3,028,055	$1,391,341	$1,636,714	118%
Costs and expenses	(5,653,952)	(6,342,585)	688,633	(11)%
Other expense	(2,059,885)	840,919	(2,900,804)	(345)%
Net loss from continuing operations before income taxes	(4,685,782)	(4,110,325)	(575,457)	14%
Loss from discontinued operations	(377,134)	(310,490)	(66,644)	21%
Loss from operations before income taxes	$(5,062,916)	$(4,420,815)	$(642,101)	15%

Revenues

The addition of our Retail segment contributed to the significant increase in revenues for the three and nine months ended September 30, 2021. See Segment discussions below for further details.

Costs and expenses

	Three months ended September 30,			Percent
	2021	2020	Change	Change
Cost of sales	$1,473,209	$304,031	$1,169,178	385%
Selling, general and administrative	672,981	751,211	(78,230)	(10)%
Stock-based compensation	131,836	420,992	(289,156)	(69)%
Professional fees	144,289	662,687	(518,398)	(78)%
Depreciation and amortization	115,355	46,989	68,366	145%
	$2,537,670	$2,185,910	$351,760	16%

	Nine months ended September 30,			Percent
	2021	2020	Change	Change
Cost of sales	$2,539,840	$585,274	$1,954,566	334%
Selling, general and administrative	1,853,731	2,464,476	(610,745)	(25)%
Stock-based compensation	194,120	1,427,931	(1,233,811)	(86)%
Professional fees	760,437	1,768,714	(1,008,277)	(57)%
Depreciation and amortization	305,824	96,190	209,634	218%
	$5,653,952	$6,342,585	$(688,633)	(11)%

Cost of sales increased year over year due to the addition of the Retail Segment in the third quarter. See Segment discussions below for further details.

Selling, general and administrative expense decreased for the three months and nine months ended September 30, 2021 as compared to September 30, 2020 due to a reduction in employees throughout 2021 and a concerted effort by management to reduce expenses.

Professional fees consist primarily of accounting and legal expenses and decreased for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 due to the hiring of internal counsel to be more cost effective.

Stock-based compensation included the following:

	Three months ended September 30,			Percent
	2021	2020	Change	Change
Employee awards	$131,836	$420,992	$(289,156)	(69)%
	$131,836	$420,992	$(289,156)	(69)%

	Nine months ended September 30,			Percent
	2021	2020	Change	Change
Employee awards	$194,120	$1,354,328	$(1,160,208)	(86)%
Consulting awards	—	73,603	(73,603)	(100)%
	$194,120	$1,427,931	$(1,233,811)	(86)%

Employee awards are issued under our 2020 Omnibus Incentive Plan, which was approved by shareholders on November 23, 2020 and our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015. Expense varies primarily due to the number of stock options granted and the share price on the date of grant. The decrease in expense for the three and nine months ended September 30, 2021 as compared to September 30, 2020 is due to the decrease in the number of options we grant on a quarterly basis and an increase in forfeitures in 2021 due to the departure of our Chief Executive Officer in May 2021, the departure of our Chief Financial Officer in September 2021 and a reduction in workforce in 2020 and 2021.

Other Expense

	Three months ended September 30,			Percent
	2021	2020	Change	Change
Amortization of debt discount and equity issuance costs	$216,516	$61,002	$155,514	255%
Interest expense	150,503	84,716	65,787	78%
Loss on extinguishment of debt	233,374	—	233,374	100%
(Gain) loss on derivative liability	(52,452)	(1,076,264)	1,023,812	(95)%
Gain on sale of assets	(132,979)	—	(132,979)	(100)%
	$414,962	$(930,546)	$1,345,508	(145)%

	Nine months ended September 30,			Percent
	2021	2020	Change	Change
Amortization of debt discount	$470,306	$199,839	$270,467	135%
Interest expense	444,186	359,436	84,750	24%
Loss on extinguishment of debt	233,374	1,186,336	(952,962)	(80)%
Loss (gain) on derivative liability	1,043,531	(2,447,343)	3,490,874	(143)%
Other expense (income), net	(131,512)	(139,187)	7,675	(6)%
	$2,059,885	$(840,919)	$2,900,804	(345)%

Amortization of debt discount increased during the three and nine months ended September 30, 2021 as compared to September 30, 2020 due to the senior convertible promissory notes with warrants (“10% Notes”) issued in December 2020, February 2021 and April 2021. Interest expense increased during the three and nine months ended September 30, 2021 as compared to September 30, 2020 due to the addition of the 10% Notes with an interest rate of 10%. The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants. The loss on extinguishment of debt for the three and nine months ended September 30, 2021 was due to the modification of warrants that occurred on the 15% Warrants during the third quarter. The loss on extinguishment of debt during 2020 is due to the conversion and extension of the SBI debt, and the exchange of the 12% Notes into the 15% Notes that occurred during the first quarter of 2020. See Note 7 of the accompanying unaudited condensed consolidated financial statements for further information. The other expense (income) in 2020 relates to the gain on the sale of the building we recognized as a result of the sale of our corporate office building in March 2020.

Retail

	Three months ended September 30,			Percent
	2021	2020	Change	Change
Revenues	$855,841	$—	$855,841	100%
Costs and expenses	(891,126)	—	(891,126)	100%
	$(35,285)	$—	$(35,285)	100%

	Nine months ended September 30,			Percent
	2021	2020	Change	Change
Revenues	$855,841	$—	$855,841	100%
Costs and expenses	(891,126)	—	(891,126)	100%
Segment operating income	$(35,285)	$—	$(35,285)	100%

With the addition of the TREES Englewood dispensary on September 2, 2021, we have established our retail footprint in the Colorado market and have become a vertically integrated company. The Retail Segment will provide consistent positive cash flows which will significantly contribute to our working capital position. The negative margin reported in the third quarter is primarily due to the inventory being marked to fair market value as of the acquisition date, September 2nd, 2021. The company expects this inventory to mostly turn over before year end and start recognizing a positive margin in the 4th quarter of 2021.

Cultivation

	Three months ended September 30,			Percent
	2021	2020	Change	Change
Revenues	$835,719	$798,352	$37,367	5%
Costs and expenses	(865,490)	(609,381)	(256,109)	42%
	$(29,771)	$188,971	$(218,742)	(116)%

	Nine months ended September 30,			Percent
	2021	2020	Change	Change
Revenues	$2,183,660	$1,307,527	$876,133	67%
Costs and expenses	(2,340,913)	(1,025,507)	(1,315,406)	128%
	$(157,253)	$282,020	$(439,273)	(156)%

The increase in revenues for the three and nine months ended September 30, 2021 over prior year is due to selling premium blunts that command a higher price than traditional wholesale cannabis. The decrease in gross margin is due to lower yields caused by several environmental factors.

Liquidity

Sources of liquidity

Our sources of liquidity include cash generated from operations, the cash exercise of common stock options and warrants, debt, and the issuance of common stock or other equity-based instruments. We anticipate our significant uses of resources will include funding operations and developing infrastructure.

In September 2021, we received $1,180,000 in cash in a private placement with certain accredited investors pursuant to the Series A Convertible Preferred Stock to be used for the acquisition of dispensaries and for operating capital. (See Note 10 of the accompanying unaudited condensed consolidated financial statements).

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

Sources and uses of cash

We had cash of $2,459,453 and $750,218 as of September 30, 2021 and December 31, 2020, respectively. Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(2,489,130)	$(4,384,372)
Net cash provided by investing activities	$(936,719)	$1,264,790
Net cash provided by financing activities	$5,134,634	$3,615,000

Net cash used in operating activities decreased in 2021 due to the acquisition of SevenFive Farm and TREES Englewood which provides positive operating cash flows and adjustments relating to non-cash activities.

Net cash provided by investing activities for the nine months ended September 30, 2021 decreased from September 30, 2020 due to the sale of the building in the first quarter of 2020. Net cash used in investing activities for the nine months ended September 30, 2021 consisted of purchase of, Trees Colorado, LLC and the purchase of property and equipment for SevenFive Farms, offset by the sale of our investment during the first quarter and repayment of our notes receivable in the second quarter.

Net cash provided by financing activities for the nine months ended September 30, 2021 related to the payment on notes payable of $200,000, proceeds from notes payable of $3,960,000, proceeds of the preferred stock offering of $1,180,000 and proceeds from the exercise of stock options of $194,634.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2021. Part of our growth strategy, however, is to acquire operating businesses. We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is net loss.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Loss from operations before income taxes	$(1,327,595)	$(506,264)	$(5,062,916)	$(4,420,815)
Adjustment for loss from discontinued operations	40,605	70,968	377,134	310,490
Net loss from continuing operations before income taxes	(1,286,990)	(435,296)	(4,685,782)	(4,110,325)
Adjustments:
Stock-based compensation	131,836	420,992	194,120	1,427,931
Depreciation and amortization	115,355	46,989	305,824	96,190
Amortization of debt discount and equity issuance costs	216,516	61,002	470,306	199,839
Loss on extinguishment of debt	233,374	—	233,374	1,186,336
Interest expense	150,503	84,716	444,186	359,436
Gain on sale of assets	(132,979)	—	(131,512)	(139,187)
(Gain) loss on derivative liability	(52,452)	(1,076,264)	1,043,531	(2,447,343)
Transaction costs	35,360	183,793	98,243	318,681
Total adjustments	697,513	(278,772)	2,658,072	1,001,883
Adjusted EBITDA	$(589,477)	$(714,068)	$(2,027,710)	$(3,108,442)

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that its internal control over financial reporting was effective as of September 30, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In July 2021, the Company was served with a Complaint in the District Court, County of Denver, Colorado, by plaintiff 2353 SB, LLC (“Plaintiff”). Plaintiff and the Company entered into a lease for the premises at 2353 South Broadway, Denver, CO with a term of three (3) years to commence on November 1, 2020. Monthly lease payments were to be $12,866.66. In 2020, the Company made initial payments (first month’s rent and security deposit) of $39,633.32; but subsequently did not take possession of the premises and has made no further payments in respect thereof, as a direct result of the COVID-19 pandemic. The lease contains a ‘force majeure’ clause which includes a provision that neither party is liable for failure to perform its obligations under the lease which have become practicably impossible because of circumstances beyond the reasonable control of the applicable party, including ‘pandemics or outbreak of communicable disease.’

The Company has taken the position that its failure to take possession and make any further payments under the lease is directly related to the COVID-19 pandemic. The Company intends to vigorously defend this action and believes that the above-referenced force majeure clause presents a complete defense to Plaintiff’s claims. Both parties have filed motions for summary judgment, and the parties are currently awaiting the decision of the court in respect thereof.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 10, 2021 we issued 1,180 Series A Convertible Preferred Stock to accredited investors. The Series A Convertible Preferred Stock had an issue price of $1,000 per share (previously disclosed on Form 8-K).

On September 10, 2021 we issued warrants to purchase 354,000 shares of our common stock, together with our Series A Convertible Preferred Stock, to accredited investors. The warrants have an exercise price of $1.05 per share and a life of 5 years (previously disclosed on Form 8-K).

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1	Offer Letter date September 5, 2021 between the Company and Jessica Bast (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 10, 2021)
10.2	Employment agreement dated September 9, 2021 between the Company and Timothy Brown (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on September 10, 2021)
10.3	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on September 14, 2021)
10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 14, 2021)
10.5	Form of Warrant (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on September 14, 2021)
10.6	Form of ‘A’ Warrant Amendment Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 21, 2021)
10.7	Form of ‘B’ Warrant Amendment Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on September 21, 2021)
10.8	Amendment to Employment Agreement date October 1, 2021 between the Company and John Barker Dalton (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 4, 2021)
10.9	Audited financial statements of TDM, LLC as of and for the years ended December 31, 2020 and 2019 (incorporated by reference to Exhibit 99.1 to our Form 8-K/A filed on October 19, 2021)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL CANNABIS CORP

Date: November 12, 2021	/s/ Adam Hershey
Adam Hershey, Interim Chief Executive Officer
Principal Executive Officer

/s/ Jessica Bast
Jessica Bast, Chief Financial Officer
Principal Financial and Accounting Officer