Form 10-K
period 2021-12-31
GENERAL CANNABIS CORP
filed 2022-03-25
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  000-54457

GENERAL CANNABIS CORP

(Exact name of registrant as specified in its charter)

COLORADO	90-1072649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 S Navajo Street Denver, Colorado 80223
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2021, was $36,737,102.

As of March 21, 2022, the Registrant had 96,192,184 issued and outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to in this Report) from the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders.

PART I

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future, and they are not guarantees. Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

Some factors that might cause such differences are described in the section entitled “Risk Factors” in this Report and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”), which factors include, without limitation, the following:

●	Competition from other similar companies;
●	Regulatory limitations on the products or services we can offer and markets we can serve;
●	Other changes in the regulation of medical and recreational cannabis use;
●	Changes in underlying consumer behavior, which may affect the business of our customers;
●	Our ability to access adequate financing on reasonable terms and our ability to raise additional capital in order to fund our operations;
●	Our ability to identify and successfully integrate acquisitions, and the ability of acquired businesses to perform as expected;
●	Challenges with new products, services, and markets; and
●	Fluctuations in the credit markets and demand for credit.

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

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances, or assumptions underlying such statements, or otherwise.

The following description of the business of General Cannabis Corp should be read in conjunction with the information included elsewhere in this Report. Unless the context indicates otherwise, references to the words “we,” “us,” “our,” “GCC,” and the “Company” in this Report refer to General Cannabis Corp.

ITEM 1. BUSINESS.

Business Strategy

The cannabis industry is dynamic and becoming more mature. As markets like Colorado mature, we believe that an opportunity exists for operationally excellent companies to build scale by acquiring and operating licensed cannabis businesses. Accordingly, we are focused on (1) identifying licensed cannabis assets that we can acquire, (2) focusing on execution, which will allow us to continue to generate cash and meet our financial commitments, and (3) moving with an urgency that reflects our conviction and confidence in our ability to create the customers’ loyalty and advocacy. To that end, during the years ended 2021 and 2020, we implemented the following significant actions in support of our continued growth:

●	On December 30, 2021, we completed the acquisition of substantially all the assets of Trees Portland, LLC and Trees Waterfront, LLC, representing a portion of the overall Trees transaction ("Trees Transaction”). The cash paid in connection with the Oregon Closing consisted of $331,581 and stock consideration of 6,423,575 shares of our Common Stock. Further, cash equal to $497,371 will be paid to sellers in equal monthly installments over a period of 24 months from the Oregon Closing.
●	On September 10, 2021, we entered into a Securities Purchase Agreement with various accredited investors, pursuant to which the Company issued and sold Units consisting of Series A Convertible Preferred Stock (“Series A Preferred”) and warrants (“Warrants”) to purchase shares of our common stock with a par value of $0.001 per share (the “Common Stock”). The total number of Units sold was 1,180. Each Unit consists of one (1) share of Series A Preferred and 300 Warrants. The purchase price of each Unit was $1,000, for an aggregate amount sold of $1,180,000. Each share of Series A Preferred is convertible into 1,000 shares of Common Stock upon the consummation of a capital raise of at least $5 million.
●	On September 2, 2021, we completed the acquisition of substantially all the assets of TDM, LLC, representing a portion of the overall Trees transaction. The cash paid by the Company consisted of $1,155,256. We issued 22,380,310 shares of our Common Stock. Further, cash equal to $1,732,884 will be paid to Seller in equal monthly installments over a period of 24 months.
●	On July 16, 2021, we entered into an Asset Purchase Agreement with NBC Holdings LLC and Richard Cardinal (“Buyer”) pursuant to which we agreed to sell substantially all the assets in our cultivation consulting business known as Next Big Crop (“NBC”) to Buyer. The Board of Directors approved the Agreement in furtherance of its previously disclosed plan to identify and acquire licensed cannabis assets that will allow us to continue to generate cash and meet our financial commitments. The purchase price for the sale consists of a payment by Buyer of $75,000 payable upon signing, an additional $75,000 payable within one year of the closing, and ten percent (10%) of profits generated by Buyer in the states of Michigan, Mississippi and Massachusetts for a period of twelve months from the Closing. Pursuant to amendment, Buyer paid the additional $75,000 in March 2022, and the 10% profit share described above was eliminated.
●	On April 20, 2021, we entered into an Agreement and Plan of Reorganization and Liquidation among the Company, Trees Acquisition Corp., a newly-formed indirect wholly-owned subsidiary of the Company, and TDM, LLC and Station 2, LLC (“Colorado Sellers”), as well as a separate Agreement and Plan of Reorganization and Liquidation among the Company, Trees Acquisition, and Trees Waterfront, LLC, Trees MLK Inc. and Trees Portland, LLC (“Oregon Sellers” and collectively with the Colorado Sellers, the “Sellers”) (collectively, the “Plans”). Pursuant to the Plans, we agreed to purchase substantially all the assets of each of the Colorado Sellers and Oregon Sellers. The assets principally consist of the cannabis business licenses, inventory, and intellectual property related to the Sellers’ cannabis dispensaries located in Englewood and Denver, Colorado and Portland, Oregon together with substantially all related assets. We are not assuming any liabilities of any of the Sellers. The purchase price for the transaction consists of a cash payment of $2 million at closing, and an additional $3 million in cash payable in equal monthly amounts of $125,000 for a period of 24 months from the closing. In the event we consummate a capital raise of $5 million or greater during such 24-month period, such monthly payments will increase to $200,000 per month and the payout period decreases to 15 months from the closing, with a one-time ‘catch-up’ payment such that the total additional cash consideration equals $3 million. In addition, at the closing, we will issue to the Sellers 38,745,193 shares of the Company’s common stock (“Seller Shares”).
●	On April 20, 2021, we completed an offering with accredited investors, pursuant to which the Company issued and sold convertible notes with an aggregate principal amount of $2.3 million to such Investors (“Offering”). The notes are part of an over-allotment approved by the existing noteholders in connection with the original convertible note offering (and previous over-allotment) of $4.6 million consummated on December 23, 2020, and February 8, 2021. In connection with the Offering, each holder received warrants to purchase shares of our common stock equal to 20% coverage of the aggregate principal amount at $0.56 per share, except that the warrant coverage to one investor acting as lead investor in the Offering received approximately 35.5% of the aggregate principal amount invested. The notes bear interest at an annual rate of 10% and will mature on April 20, 2024. The investors have the option to convert up to 50% of the outstanding unpaid principal and accrued interest of the notes into Common Stock at a variable price of 80% of the market price but no less than $0.65 per share and no more than $1.00 per share.
●	On December 23, 2020, and February 8, 2021, the Company issued and sold senior convertible promissory notes with an aggregate principal amount of $4,600,000 in exchange for payment to the Company by certain investors of an aggregate amount of $3,600,000 in cash, as well as cancellation of outstanding indebtedness in the aggregate amount of $1,000,000 represented by certain of the prior promissory notes issued by the Company in February 2020 to certain other investors. In connection with the issuance of the notes, the holders received warrants to purchase shares of the Company’s common stock equal to 20% coverage of the aggregate principal amount at $0.56 per share. The notes bear interest at an annual rate of 10%. Notes with an aggregate principal amount of $2,940,000 will mature on December 23, 2023, and notes with an aggregate principal amount of $1,660,000 will mature on February 8, 2024. The investors have the option at any time to convert up to 50% of the outstanding unpaid principal and accrued interest of the notes into the Company’s common stock at a variable price of 80% of the market price but no less than $0.65 per share and no more than $1.00 per share.

●	In September 2020, we added to the strength of our Board of Directors by adding Carl Williams as Chairman and Independent Director, Richard Travia as Independent Director and Barker Dalton as Director.
●	On May 29, 2020, we entered into a subscription agreement, as amended with Hershey Strategic Capital, LP and Shore Ventures III, LP (collectively the “Hershey Investor”) with respect to the sale of shares of common stock and warrants to purchase common stock. During the year ended December 31, 2020, we sold $3,000,000 of securities to the Hershey Investor, representing 7,532,010 shares of common stock and warrants to purchase 5,649,007 shares of common stock with an exercise price of $0.5565 per share. In accordance with the terms of the subscription agreement, we issued an additional 1,631,000 warrants in December 2020 to purchase common stock with an exercise price of $0.4917 to the Hershey Investor. As part of these transactions, Adam Hershey joined our Board of Directors in July 2020.

●	On May 13, 2020, we received approval of the transaction and transfer of the Dalton Adventures, LLC (“Seller”) license from the Colorado Marijuana Enforcement Division (“the MED”). On May 25, 2020, we finalized the acquisition, pursuant to which we acquired the assets of the Seller that constitute the business of SevenFive Farm, a cultivation facility located in Boulder, Colorado. The purchase price paid by the Company to the Seller was 8,859,117 shares of common stock. Barker Dalton, the sole member and owner of Dalton Adventures, LLC, joined our Board of Directors in September 2020.

●	On May 4, 2020, we received a Suitability Approval from the Colorado Marijuana Enforcement Division (“MED”), becoming one of the first, and to date, one of the only public companies pre-approved to acquire licensed cannabis facilities.

We determined the sale of our operations consulting and products segment represented a strategic shift that had a significant effect on our results of operations and, as a result, we have presented the disposal as discontinued operations in our financial statements. Unless noted otherwise, discussion in this Annual Report on Form 10-K pertains to our continuing operations.

History and Corporate Structure

The accompanying consolidated financial statements include the results of GCC and its nine wholly-owned subsidiary companies: (a) 6565 E. Evans Owner LLC, a Colorado limited liability company formed in 2014; (b) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; (c) GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015; (d) Standard Cann, Inc., a Colorado corporation formed in 2019; (e) SevenFive Farm LLC, a Colorado limited liability company formed in 2020; (f) SevenFive Farm Cultivation LLC, a Colorado limited liability company formed in 2020; (g) Trees Colorado LLC, a Colorado limited liability company formed in 2021; (h) Trees Oregon LLC, a Colorado limited liability company formed in 2021; (i) GC Corp., a Colorado corporation, originally formed in 2013 under the name ACS Corp. In 2015, the name was changed to GC Corp.

Our Products, Services and Customers

Through our reporting segments (Operations, Cultivation, and Investments), we provide products, services, and capital to the regulated cannabis industry and non-cannabis customers, which include the following:

Retail (“Retail Segment”)

Through our acquisition of TDM, LLC (“TREES Englewood”) in September 2021 and our acquisition of Trees Portland, LLC (“TREES Portland”) and Trees Waterfront, LLC (“TREES Waterfront”) in December 2021, we operate a retail dispensary store in Englewood, Colorado, and two retail stores in Portland, Oregon.

Cultivation (“Cultivation Segment”)

Through our acquisition of SevenFive Farm ("SevenFive") in May 2020, we operate a licensed light deprivation greenhouse cultivation facility. During 2021 and 2020, 31% and 28%, respectively, of SevenFive Farm’s revenue was from two customers.

Competitive Strengths

We believe we possess certain competitive strengths and advantages in the industries in which we operate:

Experience. Our management teams have extensive experience with a proven track record of success in developing, launching, and managing grow operations and retail dispensaries.

Strategic Alliances. We are dedicated to growing through strategic acquisitions, partnerships, and agreements that will enable us to enter and expand into new markets. Our strategy is to pursue alliances with potential targets that have the ability to generate positive cash flow, effectively meet customer needs, and supply desirable products, services or technologies, among other considerations.

Regulatory Compliance. The state and local laws regulating the cannabis industry change at a rapid pace. We have resources committed to ensure our operations comply with all state and local laws, policies, guidance, and regulations to which we are subject. We apply this compliance knowledge to our customers to ensure that they, too, are in full compliance.

Industry Knowledge. We continue to create, share, and leverage information and experiences with the purpose of creating awareness and identifying opportunities to increase shareholder value. Our management team has business expertise, extensive knowledge of the cannabis industry, and closely monitors changes in legislation. We work with partners who enhance the breadth of our industry knowledge.

Competition

Overall, we believe we have a competitive advantage by providing a range of goods and services to the cannabis industry. This allows us to provide integrated solutions to our customers, as well as sell additional goods and services to customers of a single segment. However, there is no aspect of our business that is protected by patents or copyrights.

Retail. We will compete with a variety of different operators across the states in which we operate. In most of such states, there are specific license caps that create high barriers to entry. However, in some markets, such as Colorado, there are few caps on licenses creating a more open marketplace.

Cultivation. The Colorado cultivation market is highly fragmented. There are over one million cannabis plants cultivated for cannabis sales each year, and a typical 15,000 to 20,000 square foot grow facility contains approximately 5,000 to 7,500 plants. We believe that there is a significant opportunity to identify and acquire additional cultivation assets, which will ultimately supply our own proprietary brands and retail locations.

Government and Industry Regulation

Cannabis is currently a Schedule I controlled substance under the Controlled Substances Act (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession, and/or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) describes Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in Colorado with respect to state-regulated cannabis activities in Colorado and other states, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

Considering the conflict between federal laws and state laws regarding cannabis, the administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations (see “-- FinCEN”). The policies of the Obama administration concerning federal law enforcement regarding cannabis, notwithstanding the rescission of the Cole Memo (see below), continued during the Trump administration and we expect them to be continued during the Biden administration.

Congress previously enacted an omnibus spending bill that included a provision (the “Rohrabacher-Blumenauer Amendment”) prohibiting the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. This provision is renewed annually by Congress and is current through September 30, 2021. In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Blumenauer Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer, or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil, and criminal penalties of the CSA.

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

In response to the Sessions Memo, U.S. Attorney Bob Troy for the District of Colorado, the state in which our principal business operations are presently located, issued a statement on January 4, 2018, stating that the United States Attorney’s Office in Colorado is already guided by the well-established principles referenced in the Sessions Memo, “focusing in particular on identifying and prosecuting those who create the greatest safety threats to our communities around the state. We will, consistent with the Attorney General’s latest guidance, continue to take this approach in all our work with our law enforcement partners throughout Colorado.”

It is unclear at this time whether the Sessions Memo will be rescinded by the Biden administration; nor is it clear whether the Biden administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. We currently cultivate, distribute, and sell cannabis. We may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change. As of the date of this Report, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. Accordingly, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

Recent legislative proposals have been introduced:

●	Marijuana Opportunity Reinvestment & Expungement Act (MORE Act). Reintroduced in 2021, the MORE Act aims to end criminalization of cannabis related past criminal penalties and convictions, and provide criminal justice reform, social justice, and economic development for those affected by the ‘war on drugs.’ The MORE Act would also tax cannabis products starting at 5% to 8% (increasing by 1% over five years).
●	States Reform Act. This also seeks to decriminalize cannabis and provide retroactive expungement for non-violent federal cannabis offenses (except for persons involved in a drug cartel).
●	Sensible Enforcement of Cannabis Act. This would protect cannabis businesses and consumers in states where cannabis has been legalized, while continuing the federal cannabis prohibition to remain in place in states where cannabis has not been legalized.
●	Marijuana Revenue and Regulation Act. This would create a nationwide regulatory structure for legalizing cannabis and removing it from the CSA.

●	SAFE Banking Act. This would protect financial institutions that offer services to state-legal cannabis-related businesses.
●	Marijuana Opportunity, Reinvestment, and Expungement Act (MORE Act). This would end the criminalization of cannabis at the federal level by removing it from the list of controlled substances in the CSA, as well as eliminating related criminal penalties.

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

At the time of its issuance, the Cole Memo reiterated Congress’s determination that cannabis is a dangerous drug and that the illegal distribution and sale of cannabis is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo noted that the DOJ was committed to enforcement of the CSA consistent with those determinations. It also noted that the DOJ was committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provided guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Enforcement Priorities”) in preventing:

●	the distribution of cannabis to minors;
●	revenue from the sale of cannabis from going to criminal enterprises, gangs, and cartels;
●	the diversion of cannabis from states where it is legal under state law to other states;
●	state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
●	violence and the use of firearms in the cultivation and distribution of cannabis;
●	drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;
●	the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and
●	cannabis possession or use on federal property.

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

In general, the decision to open, close, or refuse any particular account or relationship should be made by each financial institution based on several factors specific to that institution. These factors may include its particular business objectives, an evaluation of the risks associated with offering a particular product or service, and its capacity to manage those risks effectively. Thorough customer due diligence is a critical aspect of making this assessment.

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

While we believe we do not qualify as a financial institution in the United States, we cannot be certain that we do not fall under the scope of the FinCEN guidelines. We plan to use the FinCEN Guidelines, as may be amended, as a basis for assessing our relationships with potential tenants, clients, and customers. As such, as we engage in financing activities, we intend to adhere to the guidance of FinCEN in conducting and monitoring our financial transactions. Because this area of the law is uncertain and is expected to evolve rapidly, we believe that FinCEN’s guidelines will help us best operate in a prudent, reasonable, and acceptable manner. There is no assurance, however, that our activities will not violate some aspect of the CSA. If we are found to violate the federal statute or any other in connection with our activities, our company could face serious criminal and civil sanctions.

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

On May 1, 2020, the MED granted regulatory approval to the Company as a qualified and suitable buyer of licensed cannabis operations in the State. This authorization, known as a Suitability Approval, establishes the Company as one of the first public companies authorized to acquire licensed cultivation, manufacturing, and retail operations throughout Colorado.

Local laws at the county and municipal level add an additional layer of complexity to legalized cannabis. Despite a state’s adoption of legislation legalizing cannabis, counties and municipalities within the state may have the ability to otherwise restrict cannabis activities, including but not limited to cultivation, retail, distribution, manufacturing or consumption.

Zoning sets forth the approved use of land in any given city, county, or municipality. Zoning is set by local governments or local voter referendum and may otherwise be restricted by state laws. For example, under certain state laws a seller of liquor may not be allowed to operate within 1,000 feet of a school. There may be similar restrictions imposed on cannabis operators, which will restrict where cannabis operations may be located and the manner and size to which they can grow and operate. Zoning can be subject to change or withdrawal, discretionary approvals may be required for certain uses, and properties can be re-zoned. The zoning of our properties will have a direct impact on our business operations.

Human Capital

We are managed and operated by the Board of Directors and executive officers of General Cannabis Corp. As of December 31, 2021, we had 77 full-time employees. Executing our strategic vision requires that we attract and retain the best talent. The Company must appropriately reward high-performers and offer competitive benefits.  The Company offers comprehensive benefits, including medical, dental and vision insurance for employees, their spouses or domestic partners, and their dependents. We also provide retirement programs, life insurance, family assistance, short-term disability and paid vacation and sick time. As a people-first company, our values help us achieve our purpose of cultivating an inclusive environment by hiring world-class individuals dedicated to fostering a culture that champions diversity, ensures equity, and celebrates inclusion. We provide opportunities for our employees to drive our strategy by creating programs that raise awareness, allowing courageous conversations and a more inclusive culture.

Corporate Contact Information

Our principal executive offices are located at 1901 S Navajo Street, Denver, Colorado 80223; Telephone No.: (303) 759-1300. Our website is http://www.treescann.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Available Information

We maintain a website at www.treescann.com and make available, free of charge, on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including any amendments thereto), registration statements and other information filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, as well as our Code of Ethics. Any materials we file with the SEC, including our annual reports, quarterly reports, current reports, proxy statements, information statements and other information, are also available at the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

We operate in an evolving industry that may not develop as expected. Furthermore, our operations continue to evolve under our business plan as we continually assess new strategic opportunities for our business within our industry. Assessing the future prospects of our business is challenging considering both known and unknown risks and difficulties we may encounter. Growth prospects in our industry can be affected by a wide variety of factors including:

●	Competition from other similar companies;
●	Regulatory limitations on the products we can offer and markets we can serve;
●	Other changes in the regulation of medical and recreational cannabis use;
●	Changes in underlying consumer behavior, which may affect the business of our customers;
●	Our ability to access adequate financing on reasonable terms and our ability to raise additional capital to fund our operations;
●	Challenges with new products, services, and markets; and
●	Fluctuations in the credit markets and demand for credit.

We may not be able to successfully address these factors, which could negatively impact our growth, harm our business, and cause our operating results to be worse than expected.

We have a history of losses and may not achieve profitability in the future.

We generated net losses of approximately $8.9 million and $7.7 million, respectively, in the years ended December 31, 2021, and 2020. As of December 31, 2021, we had an accumulated deficit of approximately $83.8 million. We will need to generate and sustain increased revenues in future periods to become profitable, and, even if we do, we may not be able to maintain or increase any such level of profitability.

As we grow, we expect to continue to expend substantial financial and other resources on:

●	personnel, including significant increases to the total compensation we pay our employees as we grow our employee headcount;
●	expenses relating to increased marketing efforts;
●	strategic acquisitions of businesses and real estate; and
●	general administration, including legal, accounting, and other compliance expenses related to being a public company.

These expenditures are expected to increase and may adversely affect our ability to achieve and sustain profitability as we grow. Our efforts to grow our business may also be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur losses in the future for several reasons, including the other risks described in this Report, unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

Cannabis remains illegal under federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

The cultivation, manufacture, distribution, and possession of marijuana continues to be illegal under U.S. federal law. The Supremacy Clause of the United States Constitution establishes that the US Constitution and federal laws made pursuant to it are paramount and, in case of conflict between federal and state law, the federal law must be applied. Accordingly, federal law applies even in those states in which the use of marijuana has been legalized. Enforcement of federal law regarding marijuana would harm our business, prospects, results of operation, and financial condition.

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

Currently, numerous U.S. states, the District of Columbia and U.S. territories have legalized cannabis for medical and/or recreational adult use. Such state and territorial laws conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level. Because cannabis is a Schedule I controlled substance, however, the development of a legal cannabis industry under the laws of these states conflicts with the CSA, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis.

Considering such conflict between federal laws and state laws regarding cannabis, the administration under President Obama had effectively stated that it was not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA (see “Business—Government and Industry Regulation—The Cole Memo”). In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act obligations (see “Business—Government and Industry Regulation—FinCEN”).

Congress previously enacted an omnibus spending bill that included a provision (the “Rohrabacher-Blumenauer Amendment”) prohibiting the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. This provision is renewed annually by Congress and is current through March 11, 2022. In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Blumenauer Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer, or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil, and criminal penalties of the CSA.

These developments previously were met with a certain amount of optimism in the cannabis industry, but (i) neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted, (ii) the Rohrabacher-Blumenauer Amendment, being an amendment to an appropriations bill that must be renewed annually, has not currently been renewed beyond March 11, 2022, and (iii) the ruling in United States v. McIntosh is only applicable precedent in the Ninth Circuit, which does not include Colorado, the state where we currently primarily operate.

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

In response to the Sessions Memo, U.S. Attorney Bob Troy for the District of Colorado, the state in which our principal business operations are presently located, issued a statement on January 4, 2018, stating that the United States Attorney’s Office in Colorado is already guided by the well-established principles referenced in the Sessions Memo, “focusing in particular on identifying and prosecuting those who create the greatest safety threats to our communities around the state. We will, consistent with the Attorney General’s latest guidance, continue to take this approach in all our work with our law enforcement partners throughout Colorado.”

It is unclear at this time whether the Sessions Memo will be rescinded by the Biden administration, and/or the Cole Memo reinstated; nor is it clear whether the Biden administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. US Attorney General Merrick Garland has indicated his desire to reinstitute a version of the Cole Memo; however, this has not yet occurred. Any significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. We may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change.  As of the date of this Report, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. As a result, strict enforcement of federal prohibitions regarding cannabis could subject the Company to criminal prosecution.

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

Federal prosecutors have significant discretion, and no assurance can be given that the federal prosecutor in each judicial district where we operate our business will not choose to strictly enforce the federal laws governing cannabis production or distribution. Any change in the federal government's enforcement posture with respect to state-licensed cultivation of medical-use cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government's enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

The potential regulation of cannabis by the US Food and Drug Administration could subject us to additional costs and regulatory requirements

Should the federal government legalize cannabis, it is possible that the US Food and Drug Administration (FDA), would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations. If some or all of these regulations are imposed, the impact they would have on the cannabis industry is unknown, including what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the regulations or registration as prescribed by the FDA it may have an adverse effect on our business, operating results, and financial condition.

Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

Continued development of the cannabis industry is dependent upon continued legislative legalization of cannabis at the state level, and a number of factors could slow or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, or its cultivation, sale and distribution, or the re-criminalization or restriction of cannabis at the state level could negatively impact our business. Additionally, changes in applicable state and local laws or regulations, including zoning restrictions, permitting requirements, and fees, could restrict the products and services we offer or impose additional compliance costs on us or our customers and tenants. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. We cannot predict the nature of any future laws, regulations, interpretations, or applications, and it is possible that regulations may be enacted in the future that will have be material adverse effects on our business.

Our business, results of operations and financial condition may be adversely affected by pandemic infectious diseases, particularly COVID-19.

Pandemic infectious diseases, such as COVID-19 and its variants, such as Omicron, may adversely impact our business, consolidated results of operations and financial condition. The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand our services, products, and solutions; our ability to sell and provide its services and solutions, including as a result of travel restrictions and people working from home; the ability of our customers to pay for our services and solutions; and any closures of our offices and the offices and facilities of our customers.  COVID-19, as well as measures taken by governmental authorities to limit the spread of this virus, may interfere with the ability of our employees, suppliers, and other business providers to carry out their assigned tasks or supply materials or services at ordinary levels of performance relative to the requirements of our business, which may cause us to materially curtail certain of our business operations.  We require additional funding and such funding, may not be available to us because of contracting capital markets resulting from the COVID-19 pandemic. Any of these events could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

The recreational cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the recreational cannabis produced. Cannabis is a controversial topic, and consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of recreational cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the recreational cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition, and cash flows. Dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, regardless of accuracy or merit, could have a material adverse effect on our business and results of operations. Further, adverse publicity reports or other media attention regarding the safety, efficacy, and quality of recreational cannabis in general, or our products specifically, or associating the consumption of recreational cannabis with illness or other negative effects or events, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

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

The markets for ancillary businesses in the medical marijuana and recreational marijuana industries are competitive and evolving. There is no material aspect of our business that is protected by patents, copyrights, trademarks, or trade names, and we face strong competition from larger companies that may offer similar products and services to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources, and larger client bases than us, and there can be no assurance that we will be able to successfully compete against these or other competitors.

Given the rapid changes affecting the global, national, and regional economies generally and the medical marijuana and recreational marijuana industries, specifically, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to keep pace with any changes in our markets, particularly, legal, and regulatory changes. Our success will also depend on our ability to respond to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition and results of operations.

Unfavorable tax treatment of cannabis businesses

Under Section 280E of the United States Internal Revenue Code of 1986 as amended (“Section 280E”), “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the Controlled Substances Act) which is prohibited by Federal law or the law of any state in which such trade or business is conducted.” This provision has been applied by the U.S. Internal Revenue Service to cannabis operations, prohibiting them from deducting expenses directly associated with the sale of cannabis. Although the IRS issued a clarification allowing the deduction of certain expenses that can be categorized as cost of sales, the scope of such items is interpreted very narrowly and include the cost of seeds, plants, and labor related to cultivation, while the bulk of operating costs and general administrative costs are not permitted to be deducted. Section 280E therefore has a significant impact on the retail side of cannabis, but a lesser impact on cultivation, processing, production, and packaging operations. A result of Section 280E is that an otherwise profitable business may, in fact, operate at a loss, after taking into account its U.S. income tax expenses.

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

Continued development of the cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the cannabis industry is not assured, and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the manufacture and use of cannabis, numerous factors impact the legislative process. For example, many states that voted to legalize medical and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. In addition, burdensome regulation at the state level could slow or stop further development of the medical-use cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth of the cannabis industry and making it difficult for cannabis businesses, including our tenants, to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of cannabis, which could harm our results of operations, business, and prospects.

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

Any assets used in conjunction with the violation of federal law are potentially subject to federal forfeiture, even in states where cannabis is legal. In July 2017, the U.S. Department of Justice issued a new policy directive regarding asset forfeiture, referred to as the "equitable sharing program." Under this new policy directive, federal authorities may adopt state and local forfeiture cases and prosecute them at the federal level, allowing for state and local agencies to keep up to 80% of any forfeiture revenue. This policy directive represents a reversal of the U.S. Department of Justice's policy under the Obama administration and allows for forfeitures to proceed that are not in accord with the limitations imposed by state-specific forfeiture laws. This new policy directive may lead to increased use of asset forfeitures by local, state, and federal enforcement agencies. If the federal government decides to initiate forfeiture proceedings against cannabis businesses, our investment in those businesses may be lost.

Our operating locations could be targets for theft and our physical security measures may not prevent all security breaches

Our operating locations could be targets for theft. While we have implemented security measures at our operating locations and we continue to monitor and improve security measures, our cultivation and processing facilities could be subject to break-ins, robberies, and other breaches in security. If there is a breach in security and we fall victim to a robbery or theft, the loss of cannabis plants, cannabis oils, cannabis flowers and cultivation and processing equipment could have a material adverse impact on our business, financial condition, and results of operations.

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

Operating in new markets may expose us to new operational, regulatory, or legal risks and subject us to increased compliance costs. We may need to modify our existing business model and cost structure to comply with local regulatory or other requirements. Facilities we open in new markets may take longer to reach expected revenue and profit levels on a consistent basis, may have higher construction, occupancy, or operating costs, and may present different competitive conditions, consumer preferences and spending patterns than we anticipate. Any of the above could materially impair our ability to increase sales and revenue.

We and our existing and potential customers, clients, and tenants have difficulty accessing the service of banks, which may make it difficult for them to operate.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the Bank Secrecy Act. Previous guidance issued by the FinCen, a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Prior to the DOJ’s announcement in January 2018 of the rescission of the Cole Memo and related memoranda, supplemental guidance from the DOJ directed federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It is unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities. The increased uncertainty surrounding financial transactions related to cannabis activities may also result in financial institutions discontinuing services to the cannabis industry.

Because the use, sale, and distribution of cannabis remains illegal under federal law, many banks will not accept deposits from or provide other bank services to businesses involved with cannabis. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships, which may increase over time. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan. Furthermore, the inability to open bank accounts may make it difficult for our existing and potential customers, clients, and tenants to operate and may make it difficult for them to contract with us.

Conditions in the economy, the markets we serve, and the financial markets generally may adversely affect our business and results of operations.

Our business is sensitive to general economic conditions. We believe that the state of global economic conditions is particularly uncertain due to recent and expected shifts in political, legislative, and regulatory conditions concerning, among other matters, international trade and taxation, and the impact of recent or future natural disasters and/or health and safety epidemics, including the outbreak of COVID-19. An uneven recovery or a renewed global downturn may put pressure on our sales due to reductions in customer demand as well as customers deferring purchases. Slower economic growth, volatility in the credit markets, high levels of unemployment, and other challenges that affect the economy adversely could affect us and our customers and suppliers. If growth in the economy or in any of the markets we serve slows for a significant period, if there is a significant deterioration in the economy or such markets or if improvements in the economy do not benefit the markets we serve, our business and results of operations could be adversely affected.

We depend on our management, certain key personnel, and board of directors, as well as our ability to attract, retain and motivate qualified personnel.

Our future success depends largely upon the experience, skill, and contacts of our key personnel, officers and directors, and the loss of the services of these key personnel, officers, or directors, particularly our chief executive officer and chairman of our board of directors, may have a material adverse effect upon our business. Additionally, our revenues are largely driven by several employees with particular expertise in cannabis retail and operations. If one of these key employees were to leave, it would negatively impact our short and long-term results from operations. Shortages in qualified personnel could also limit our ability to successfully implement our growth plan. As we grow, we will need to attract and retain highly skilled experts in the cannabis industry, as well as managerial, sales and marketing, and finance personnel. There can be no assurance, however, that we will be able to attract and retain such personnel.

Our reputation and ability to do business may be negatively impacted by the improper conduct by our business partners, employees, or agents.

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

Furthermore, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners in violation of U.S. federal or state laws. Any improper acts or allegations could damage our reputation and subject us to civil or criminal investigations and related shareholder lawsuits, could lead to substantial civil and criminal monetary and non-monetary penalties, and could cause us to incur significant legal and investigatory fees.

Due to our involvement in the cannabis industry, we may have difficulty obtaining various insurance policies that are desired to operate our business, which may expose us to additional risks and financial liabilities.

Insurance that is otherwise readily available, such as workers’ compensation, general liability, and directors’ and officers’ insurance, is more difficult for us to find and more expensive, because of our involvement in the cannabis industry. There are no guarantees that we will be able to find such insurance in the future, or that the cost will be affordable to us. If we are forced to go without such insurance, it may prevent us from entering certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon its financial performance and results of operations.

We may be subject to product liability claims

We face an inherent risk of exposure to product liability claims, regulatory action, and litigation if its products are alleged to have caused significant loss or injury. In addition, the sale of our products would involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of marijuana alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury or illness or death, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with its clients and consumers generally, and could have a material adverse effect on our business, results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our current or potential products.

A cybersecurity incident and other technology disruptions could result in a violation of law or negatively impact our reputation and relationships, our business operations, and our financial condition.

Information and security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. We use computers in substantially all aspects of our business operations, and we also use mobile devices and other online activities to connect with our employees, customers, tenants, suppliers, and other parties. Such uses give rise to cybersecurity risks, including the risk of security breaches, espionage, system disruption, theft, and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including employees’, customers’, tenants’ and suppliers’ personally identifiable information and financial and strategic information about us.

If we fail to adequately assess and identify cybersecurity risks associated with our business operations, we may become increasingly vulnerable to such risks. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we, our customers and our suppliers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us, our customers, and our suppliers to entirely mitigate this risk. Further, in the future we may be required to expend additional resources to continue to enhance information security measures and/or to investigate and remediate any information security vulnerabilities. We can provide no assurances that the measures we have implemented to prevent security breaches and cyber incidents will be effective in the event of a cyber-attack.

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

Our management uses significant judgment, estimates, and assumptions in applying GAAP. New accounting standards that may be applicable to our financial statements, or changes in the interpretation of existing standards, could have a significant effect on our reported results of operations for the affected periods.

Risks Related to the Securities Markets and Ownership of Our Common Stock

The price of our common stock is volatile and the value of your investment could decline.

The market price of our common stock has been, and may in the future, be volatile. Between January 1, 2015, and December 31, 2021, the closing price of our stock has ranged from a low of $0.22 per share to a high of $10.35 per share. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

●	regulatory developments at the federal, state or local level;
●	announcements of new products, services, relationships with strategic partners, acquisitions, or other events by us or our competitors;
●	changes in general economic conditions;
●	price and volume fluctuations in the overall stock market from time to time;
●	significant volatility in the market price and trading volume of similar companies in our industry;
●	fluctuations in the trading volume of our shares or the size of our public float;
●	actual or anticipated changes in our operating results or fluctuations in our operating results;
●	major catastrophic events;
●	sales of large blocks of our stock; or
●	changes in senior management or key personnel.

In addition, if the market for cannabis company stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results, or financial condition. The trading price of our common stock might decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price continues to be volatile, we may become the target of securities litigation, which could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, operating results, and financial condition.

Trading and listing of securities of cannabis related businesses, including our common stock, may be subject to restrictions.

In the United States, many clearing houses for major broker-dealer firms, including Pershing LLC, the largest clearing, custody, and settlement firm in the United States, have refused to handle securities or settle transactions of companies engaged in cannabis related business. This means that certain broker-dealers cannot accept for deposit or settle transactions in the securities of cannabis related businesses.  Further, national securities exchanges in the United States, including Nasdaq and the New York Stock Exchange, have historically refused to list cannabis related businesses, including cannabis retailers, that operate primarily in the United States; there is no indication that this proscription will change any time soon.  Our existing operations, and any future operations or investments, may become the subject of heightened scrutiny by clearing houses and stock exchanges, in addition to regulators and other authorities in the United States.  Any existing or future restrictions imposed by Pershing LLC, or any other applicable clearing house, stock exchange or other authority, on trading in our common stock could have a material adverse effect on the liquidity of our common stock.

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

We may from time to time finance our future operations or acquisitions through the issuance of equity securities, which securities may also have rights and preferences senior to the rights and preferences of our common stock. We may also grant options to purchase shares of our common stock to our directors, employees, and consultants, the exercise of which would also result in dilution to our stockholders.

We have incurred and will continue to incur increased costs due to operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company we have incurred, and particularly after we are no longer a smaller reporting company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the OTCQB Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements and will make some activities more time-consuming and costly.

We are evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located in Denver, Colorado, and our Cultivation facility is located in Boulder Colorado. We have one dispensary located in Englewood, Colorado, and two dispensaries located in Portland, Oregon. All locations are leased by the Company. For additional information regarding the lease terms and provisions, see Note 10. “Leases” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. Other than as set forth below, we are not currently involved in any material legal proceedings outside the ordinary course of our business.

In July 2021, 2353 SB, LLC (“Plaintiff”) filed an action in the District Court, County of Denver, Colorado, for breach of contract relating to a written lease between the Company and Plaintiff, the term of which is November 1, 2020, to October 31, 2023 (“Lease”). Plaintiff’s action relates to the Company’s alleged failure to remit continuing lease payments under the Lease and sets forth in the complaint that the Company owes approximately $123,000 for unpaid rent and utilities, plus late fees and accrued interest in respect thereof. In August 2021, the Company filed a Motion to Dismiss or, in the Alternative, Motion for Summary Judgment, asserting that as a result of the continuing COVID-19 pandemic, it was practically impossible for the Company to perform under the Lease in accordance with the force majeure clause contained therein; and therefore the Company properly exercised its rights to rent abatement. In October 2021, Plaintiff filed a Cross-Motion for Summary Judgment. All motions are fully briefed, and the court has yet to rule on the motions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

General Cannabis Corp common stock (CANN) is listed for trading on the OTC Market’s OTCQB.

Holders

As of March 21, 2022, we had approximately 68 holders of record of our common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. In addition, our Articles of Incorporation authorize the Board to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to stockholders, generally, and will have the effect of limiting stockholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

Dividend Policy

Holders of our common stock are entitled to receive dividends as may be declared by the Board. The Board is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will be paid in the near future. We currently intend to retain any future earnings to finance future growth. Any future determination to pay dividends will be at the discretion of the Board and will depend on our financial condition, results of operations, capital requirements, and other factors the Board considers relevant.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K (annual report), which include additional information about our accounting policies, practices, and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts, circumstances, and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Our MD&A contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations, and financial condition. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended. We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations, events or circumstances after the date of this Report is filed. General Cannabis Corp and its subsidiaries are referred to collectively as “GCC” “the Company,” “we, “us” or “our” in the following discussion and analysis.

Going Concern

The consolidated financial statements included elsewhere in this Form 10-K, have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. Our cash of $2,054,050 as of December 31, 2021 is not sufficient to absorb our operating losses and retire our debt of $8,913,644 and other obligations as they come due.  Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful obtaining additional capital and (b) actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of Operations

The following tables set forth, for the periods indicated, are statements of operations data. The tables and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto appearing in Item 8 in this Report.

Consolidated Results

	Year ended December 31,			Percent
	2021	2020	Change	Change
Revenues	$5,927,199	$2,383,704	$3,543,495	149%
Costs and expenses	(8,940,185)	(8,258,346)	(681,839)	8%
Other expense	(5,414,165)	(1,553,043)	(3,861,122)	249%
Net loss from continuing operations before income taxes	(8,427,151)	(7,427,685)	(999,466)	13%
Loss from discontinued operations	(442,228)	(252,007)	(190,221)	75%
Loss from operations before income taxes	$(8,869,379)	$(7,679,692)	$(1,189,687)	15%

The following discussion of our results of operations relates to our continuing operations. See Note 3 to the consolidated financial statements for information concerning discontinued operations.

Revenues

The addition of our Retail segment and a full year of our Cultivation segment contributed to the significant increase in revenues for the year ended December 31, 2021. See Segment discussions below for further details.

Costs and expenses

	Year ended December 31,			Percent
	2021	2020	Change	Change
Cost of sales	$4,439,478	$1,388,626	$3,050,852	220%
Selling, general and administrative	2,764,780	2,901,931	(137,151)	(5)%
Stock-based compensation	307,963	1,504,389	(1,196,426)	(80)%
Professional fees	927,390	2,263,717	(1,336,327)	(59)%
Depreciation and amortization	500,574	199,683	300,891	151%
	$8,940,185	$8,258,346	$681,839	8%

Cost of sales increased year over year due to the addition of our Retail Segment and a full year of expenses in relation to our Cultivation Segment. See Segment discussions below for further details.

Selling, general and administrative expense decreased by $0.1 million to $2.8 million for the year ended December 31, 2021 from $2.9 million for the year ended December 31, 2020, primarily due to management’s emphasis on cost controls and decreases in salary expense due to the discontinuation of certain business operations.

Stock-based compensation included the following:

	Year ended December 31,			Percent
	2021	2020	Change	Change
Employee awards	$307,963	$1,411,442	$(1,103,479)	(78)%
Consulting awards	—	92,947	(92,947)	(100)%
	$307,963	$1,504,389	$(1,196,426)	(80)%

Employee awards are issued under our 2020 Omnibus Incentive Plan, which was approved by shareholders on November 23, 2020 and our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015. Expense varies primarily due to the number of stock options granted and the share price on the date of grant. The decrease in expense for the year ended December 31, 2021 as compared to December 31, 2020 is due to the decrease in the number of options we grant on a quarterly basis and an increase in forfeitures in 2021 due to the departure of our Chief Executive Officer in May 2021, the departure of our Chief Financial Officer in September 2021 and a reduction in workforce in 2020 and 2021. Consulting awards are granted to third parties in lieu of cash for services provided.

Professional fees consist primarily of accounting and legal expenses and have decreased from 2020 due to the addition of internal counsel.

Depreciation and amortization expense increased in 2021 due to the acquisition of TREES Englewood, TREES Portland and TREES Waterfront. We also recognized a full year of depreciation and amortization expense in 2021, in relation to our acquisition of SevenFive Farm in May of 2020.

Other Expense

	Year ended December 31,			Percent
	2021	2020	Change	Change
Amortization of debt discount	$689,348	$295,256	$394,092	133%
Interest expense	622,469	453,522	168,947	37%
Loss on extinguishment of debt	233,374	1,638,009	(1,404,635)	(86)%
Loss on impairment of assets	3,010,420	—	3,010,420	100%
Loss (gain) on derivative liability	990,066	(735,796)	1,725,862	(235)%
Other expense (income), net	(131,512)	(139,187)	7,675	(6)%
Loss on investment	—	41,239	(41,239)	100%
	$5,414,165	$1,553,043	$3,861,122	249%

Amortization of debt discount increased during the year ended December 31, 2021 as compared to December 31, 2020 due to the senior convertible promissory notes with warrants (“10% Notes”) issued in December 2020, February 2021 and April 2021. Interest expense increased during the year ended December 31, 2021 as compared to December 31, 2020 due to the addition of the 10% Notes with an interest rate of 10%. The loss on warrant derivative liability reflects the change in the fair value of the 2019 Warrants. The loss on extinguishment of debt for the year ended December 31, 2021 was due to the modification of warrants that occurred on the 15% Warrants during the third quarter. The loss on extinguishment of debt during 2020 is due to the conversion and extension of the SBI debt, and the exchange of the 12% Notes into the 15% Notes that occurred during the first quarter of 2020. See Note 13 of the accompanying audited consolidated financial statements for further information. The loss on impairment of assets is due to a goodwill impairment and intangible impairment adjustment on our Cultivation Segment. The other expense (income) in 2020 relates to the gain on the sale of the building we recognized as a result of the sale of our corporate office building in March 2020.

Retail

	Year ended December 31,			Percent
	2021	2020	Change	Change
Revenues	$3,515,761	$—	$3,515,761	100%
Costs and expenses	(3,112,595)	—	(3,112,595)	100%
Segment operating income	$403,166	$—	$403,166	100%

With the addition of the TREES Englewood dispensary on September 2, 2021 and the addition of TREES Portland and TREES Waterfront on December 30, 2021, we have established our retail footprint in the Colorado and Oregon markets and have become a vertically integrated company. The Retail Segment will provide consistent positive cash flows which will significantly contribute to our working capital position.

Cultivation

	Year ended December 31,			Percent
	2021	2020	Change	Change
Revenues	$2,722,059	$2,279,867	$442,192	19%
Costs and expenses	(6,273,162)	(1,865,399)	(4,407,763)	236%
	$(3,551,103)	$414,468	$(3,965,571)	(957)%

This increase in revenues for the year ended December 31, 2021 as compared to December 31, 2020, is due to owning SevenFive Farm for a full year. We also started selling premium cannabis blunts that command a higher price than the traditional wholesale cannabis. The decrease in gross margin is due to lower yields caused by several environmental factors. The additional increase in costs and expenses is due to a goodwill impairment and intangible impairment adjustment.

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

	Year ended December 31,
	2021	2020
Loss from operations before income taxes	$(8,427,151)	$(8,510,186)
Adjustment for loss from discontinued operations	442,228	252,007
Net loss from continuing operations before income taxes	(7,984,923)	(8,258,179)
Adjustments:
Deemed dividend	—	830,494
Stock-based compensation	307,963	1,504,389
Depreciation and amortization	500,574	199,683
Amortization of debt discount and equity issuance costs	689,348	295,256
Loss on extinguishment of debt	233,374	1,638,009
Loss on impairment of assets	3,010,420	—
Interest expense	622,469	453,522
Gain on sale of assets	(131,512)	(139,187)
Loss on investment	—	41,239
(Gain) loss on derivative liability	990,066	(735,796)
Severance	40,962	103,302
Acquisition related expenses	264,312	326,095
Nonrecurring professional services	115,054	1,348,598
Total adjustments	6,643,030	5,865,604
Adjusted EBITDA	$(1,341,893)	$(2,392,575)

Liquidity

Sources of liquidity

Our sources of liquidity include cash generated from operations, the cash exercise of common stock options and warrants, debt, and the issuance of common stock or other equity-based instruments. We anticipate our more significant uses of resources will include funding operations, developing infrastructure, and business acquisitions.

In September 2021, we received $1,180,000 in cash by issuing 1,180 shares of our preferred stock and 354,000 warrants to purchase common stock.

In February and April 2021, we received $3,960,000 in cash in a private placement with certain accredited investors pursuant to which we issued and sold 10% senior convertible promissory notes.

Sources and uses of cash

We had cash of approximately $2,054,050 and $750,218, respectively, on December 31, 2021 and 2020. Our cash flows from operating, investing, and financing activities were as follows:

	Year ended December 31,
	2021	2020
Net cash used in operating activities	$(2,651,889)	$(5,000,388)
Net cash provided by investing activities	$(978,739)	$1,107,163
Net cash provided by financing activities	$4,928,909	$4,424,000

Net cash used in operating activities decreased in 2021 due to an increase in revenue as well as the acquisition of three dispensaries which provides positive operating cash flows.

Net cash used by investing activities for the year ended December 31, 2021 consisted of $1,439,027 from the purchase of the three dispensaries and purchase of equipment of $331,834. This is offset by the sale of our investment for $208,761, the sale of Next Big Crop in the amount of $150,000 and collection of notes receivables in the amount of $591,717.

Net cash provided by financing activities are primarily related to the sale of common stock and warrants and proceeds from notes payable. This is offset by paying off debt.

Capital Resources

We have no material commitments for capital expenditures as of December 31, 2021. Part of our growth strategy, however, is to acquire businesses. We would anticipate funding such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Actual results may differ from these estimates.

We define critical accounting policies as those that are reflective of significant judgments and uncertainties, and which may potentially result in materially different results under different assumptions and conditions. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. These estimates are subject to an inherent degree of uncertainty.

Business Combinations

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows. We allocate any excess purchase price over the fair value of the net assets and liabilities acquired to goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill and Intangibles

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, Intangibles-Goodwill and Other (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or on level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry value. Application of the goodwill impairment test requires judgement, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We test goodwill annually in

December, unless an event occurs that would cause the us to believe the value is impaired at an interim date. See Notes 1 and 9 to our consolidated financial statements for a description of our goodwill and intangible asset valuation and impairment policies and associated impacts for the reported periods.

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

Convertible Debt - When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative. If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance, using the stock price on the date of issuance, the risk-free interest rate associated with the life of the debt, and the estimated volatility of our stock. If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”). A BCF exists if the effective conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the effective conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the effective conversion price and the fair value of the common stock into which it is convertible.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

General Cannabis Corp.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3 – Discontinued Operations, the accompanying consolidated balance sheet of General Cannabis Corp. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the 2020 financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3 – Discontinued Operations, present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 3 – Discontinued Operations and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Haynie & Company.  The 2020 financial statements before the effects of the adjustments discussed in Note 3 are not presented herein.

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

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2019 to 2021.

Melville, NY

April 1, 2021

(PCAOB ID 688)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of General Cannabis Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of General Cannabis Corp. (the Company) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. As part of our audit of the financial statements for the ended December 31, 2021, we have also audited the retrospective adjustments to the financial statements of the Company for the presentation of discontinued operations as of December 31, 2020. In our opinion, the retrospective adjustments have been fairly applied to present discontinued operations.

As described in Note 3, the sale of the Company’s Operations segment closed on August 2, 2021. As a result, the business revenues and expenses were classified as discontinued operations and the related assets and liabilities were classified as available for sale in the financial statements as of December 31, 2020, which are shown comparatively. Except for the effects of the retrospective presentation for discontinued operations, we were not engaged to audit, review, or apply any procedures to the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, other than stated above and, accordingly, we do not express an opinion or any other form of assurance about whether such financial position have been fairly stated as of December 31, 2020. Those balances were audited by Marcum LLP.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Business Combination – Refer to Note 2 to the financial statements

As discussed in Note 2 to the financial statements, on September 2, 2021, the Company acquired TREES Englewood and on December 30, 2021, the Company acquired Trees Portland, LLC and Trees Waterfront, LLC in a business combination. Management of the Company allocated the purchase price to cash, fixed assets, inventory, licenses, trade names, and goodwill. The accounting for the purchase price allocation is complex due to the significant estimation uncertainty in determining the fair values of identified intangibles and the Company’s third-party valuation is yet to be completed.

We considered the purchase price allocation as a significant audit matter because of the significant estimates and assumptions made by management to estimate fair value of trade names and allocation to goodwill. These estimates include impact of forecasted growth and the consideration of comparable transactions in their industry. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve the expertise of our in-house valuation professionals.

Addressing the matter involved obtaining the purchase agreements and interpreting the terms are in agreement with the estimate assumptions used by the Company. We obtained the Company’s purchase price allocation and tested the inputs used in their calculation. In evaluating the Company’s assumptions, we compared them to other similar transactions in their industry. Finally, we used professionals inside our firm with specialized skills and knowledge to assess the Company’s methodology.

Goodwill — Refer to Note 9 to the consolidated financial statements

As discussed in Note 9 to the financial statements, the Company has recognized goodwill of $8,799,657 as of December 31, 2021, after recognizing impairment expense of $2,484,200 during the year then ended. The Company evaluates its goodwill at least annually or more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed a goodwill analysis by calculating the fair value by operating segment, using primarily an income approach, and comparing it to the carrying amount of its goodwill. The income approach employed a discounted cash flow using a forecast developed by management. This valuation method requires management to make significant estimates and assumptions related to projected cash flows.

We identified goodwill as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value, including the impact of forecasted growth, and the difference between the fair values and the carrying values as of December 31, 2021. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialist, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to certain assumptions within the projected cash flows.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, gaining an understanding of management's process for developing the fair value estimate. We also evaluated the expertise, qualifications, and independence of management’s specialist engaged to complete the evaluation.

We used professionals inside our firm with specialized skills and knowledge to assess the Company’s methodology and assumptions used such as discount rate used. In evaluating the Company’s assumptions, we compared them to historical results.

/s/ Haynie & Company

We have served as the Company’s auditor since 2021. Salt Lake City, Utah

March 25, 2022

(PCAOB ID 457)

GENERAL CANNABIS CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$2,054,050	$750,218
Accounts receivable, net of allowance of $61,000 and $9,000, respectively	80,188	140,605
Current portion of notes receivable, net of allowance of $43,108 and $125,000, respectively	73,000	350,000
Inventories, net	1,123,083	371,799
Prepaid expenses and other current assets	149,075	225,122
Assets of discontinued operations - current portion	—	712,010
Total current assets	3,479,396	2,549,754

Right-of-use operating lease asset	3,065,152	1,836,455
Property and equipment, net	680,327	411,525
Investment, held for sale	—	208,761
Intangible assets, net	5,999,813	984,375
Goodwill	8,799,657	2,484,200
Assets of discontinued operations	—	43,697
Total assets	$22,024,345	$8,518,767

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$1,170,708	$1,344,269
Interest payable	621,085	16,790
Operating lease liability, current	721,809	370,800
Accrued stock payable	444,894	94,861
Warrant derivative liability	28,317	561,368
Notes payable - current	1,094,398	—
Liabilities of discontinued operations	—	742,064
Total current liabilities	4,081,211	3,130,152

Operating lease liability, non-current	2,427,762	1,499,280
Notes payable - long term (net of discount)	5,619,570	2,598,965
Related party long-term notes payable (net of discount)	288,229	289,579
Total liabilities	12,416,772	7,517,976
Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; 1,180 and nil issued and outstanding, respectively	1,073,446	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 89,551,993 shares and 60,813,673 shares issued and outstanding, respectively	89,550	60,813
Additional paid-in capital	92,265,392	75,891,414
Accumulated deficit	(83,820,815)	(74,951,436)
Total stockholders’ equity	9,607,573	1,000,791
Total liabilities and stockholders’ equity	$22,024,345	$8,518,767

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2021	2020
Revenue
Retail sales	$3,515,761	$—
Cultivation sales	2,396,966	2,279,867
Interest	14,472	103,837
Total revenue	5,927,199	2,383,704

Costs and expenses
Cost of sales	4,439,478	1,388,626
Selling, general and administrative	2,764,780	2,901,931
Stock-based compensation	307,963	1,504,389
Professional fees	927,390	2,263,717
Depreciation and amortization	500,574	199,683
Total costs and expenses	8,940,185	8,258,346

Operating loss	(3,012,986)	(5,874,642)

Other expenses (income)
Amortization of debt discount and equity issuance costs	689,348	295,256
Interest expense	622,469	453,522
Loss on extinguishment of debt	233,374	1,638,009
Loss on impairment of assets	3,010,420	—
(Gain) loss on derivative liability	990,066	(735,796)
Other expense (income), net	(131,512)	(97,948)
Total other expenses (income), net	5,414,165	1,553,043

Net loss from continuing operations before income taxes	(8,427,151)	(7,427,685)

Provision for income taxes	—	—
Loss from continuing operations	(8,427,151)	(7,427,685)

Loss from discontinued operations, net of tax	(442,228)	(252,007)
Net loss	(8,869,379)	(7,679,692)

Deemed dividend	—	(830,494)

Net loss attributable to common stockholders	$(8,869,379)	$(8,510,186)

Per share data - basic and diluted
Net loss from continuing operations per share	$(0.12)	$(0.15)
Net loss from discontinued operations per share	$(0.01)	$0.00
Net loss attributable to common stockholders per share	$(0.13)	$(0.17)
Weighted average number of common shares outstanding	69,537,731	50,895,301

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(8,869,379)	$(7,679,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	689,348	295,256
Depreciation and amortization	511,933	217,635
Amortization of loan origination fees	—	(6,667)
Loss on extinguishment of debt	233,374	1,638,009
Non-cash lease expense	490,622	286,228
Bad debt expense	45,837	134,059
Impairment of assets	3,010,420	—
Loss on disposal of property and equipment	1,467	37,193
(Gain) loss on warrant derivative liability	990,066	(735,796)
Stock-based compensation	307,963	1,504,389
Loss on investment	(132,979)	41,239
Gain on sale of building	—	(139,187)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	45,402	36,249
Prepaid expenses and other assets	595,324	(165,252)
Inventories	37,257	(186,538)
Accounts payable and accrued liabilities	(168,716)	(24,910)
Operating lease liabilities	(439,828)	(252,603)
Net cash used in operating activities:	(2,651,889)	(5,000,388)

Cash flows from investing activities
Purchase of property and equipment	(331,834)	(314,771)
Lending on note receivable	(158,356)	—
Proceeds on notes receivable	591,717	—
Acquisition of TREES Englewood, net of cash acquired	(1,122,015)	—
Acquisition of TREES Portland, net of cash acquired	(238,187)	—
Acquisition of TREES Waterfront, net of cash acquired	(78,825)	—
Net proceeds from sale of Next Big Crop	150,000	—
Proceeds from sale of building	—	1,421,934
Proceeds from sale of investment	208,761	—
Net cash (used in) provided by investing activities	(978,739)	1,107,163

Cash flows from financing activities
Proceeds from the sale of common stock and warrants - accrued stock payable	—	3,000,000
Proceeds from the exercise of warrants	—	90,000
Proceeds from exercise of stock options	205,519	—
Proceeds from preferred stock offering	1,180,000	—
Proceeds from notes payable	3,960,000	3,440,000
Payments on notes payable	(416,610)	(2,106,000)
Net cash provided by financing activities	4,928,909	4,424,000

Net increase in cash and cash equivalents	1,298,281	530,775
Cash and cash equivalents, beginning of period	755,769	224,994
Cash and cash equivalents, end of period	$2,054,050	$755,769

Supplemental schedule of cash flow information
Cash paid for interest	$18,174	$530,107

Non-cash investing & financing activities
Operating lease right-of-use asset/Operating lease liability	$1,311,124	$2,721,069
10% Warrants recorded as a debt discount and additional paid-in capital	$1,239,300	$221,601
Beneficial conversion feature	$1,110,039	$233,500
Cashless warrant and option exercises	$1,557,078	$3,357,412
Issuance of common stock to a consultant	$142,614	$—
Deemed dividend from warrant repricing	$—	$830,494
15% Warrants recorded as a debt discount and additional paid-in capital	$—	$167,163
15% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	$—	$668,336
10% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	$—	$163,800
Modification of warrants associated with debt	$—	$320,673
Debt converted to equity	$—	$957,056
Issuance of common stock to an employee	$—	$100,000
Stock issued in connection with SevenFive Farm acquisition	$—	$3,366,464

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL CANNABIS CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2020	—	$—	39,497,480	$39,498	$61,468,034	$(67,271,744)	$(5,764,212)
Sale of common stock, net of issuance costs	—	—	7,532,010	7,532	2,992,468	—	3,000,000
Common stock issued to employees	—	—	42,735	43	99,957	—	100,000
Common stock issued upon conversion of debt	—	—	2,215,892	2,215	954,841	—	957,056
Common stock issued for acquisition of SevenFive Farm	—	—	8,859,117	8,859	3,800,092	—	3,808,951
Stock options granted to employees and consultants	—	—	—	—	1,424,146	—	1,424,146
Beneficial conversion feature	—	—	—	—	233,500	—	233,500
Warrants exercised	—	—	200,000	200	172,041	—	172,241
Warrants issued with the 15% Notes	—	—	—	—	835,499	—	835,499
Warrants issued with the 10% Notes	—	—	—	—	385,400	—	385,400
Modification of warrants	—	—	—	—	320,673	—	320,673
Cashless exercise of warrants	—	—	2,466,439	2,466	3,204,763	—	3,207,229
Net loss	—	—	—	—	—	(7,679,692)	(7,679,692)
December 31, 2020	—	—	60,813,673	60,813	75,891,414	(74,951,436)	1,000,791
Common stock issued to consultants	—	—	202,679	203	142,412	—	142,615
Common stock issued upon exercise of stock options	—	—	394,670	395	205,124	—	205,519
Common stock issued for acquisition of TREES Englewood	—	—	22,380,310	22,380	10,384,464	—	10,406,844
Common stock issued for acquisition of TREES Portland	—	—	4,754,038	4,754	1,088,675	—	1,093,429
Warrants issued with 10% Notes	—	—	—	—	1,239,300	—	1,239,300
Beneficial conversion feature	—	—	—	—	1,110,039	—	1,110,039
Cashless exercise of warrants	—	—	1,006,623	1,005	1,556,073	—	1,557,078
Stock-based compensation	—	—	—	—	286,438	—	286,438
Preferred shares issued	1,180	1,073,446	—	—	—	—	1,073,446
Warrants issued with preferred stock	—	—	—	—	106,554	—	106,554
Modification of Warrants	—	—	—	—	233,374	—	233,374
Modification of Options	—	—	—	—	21,525	—	21,525
Net loss	—	—	—	—	—	(8,869,379)	(8,869,379)
December 31, 2021	1,180	$1,073,446	89,551,993	$89,550	$92,265,392	$(83,820,815)	$9,607,573

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL CANNABIS CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

General Cannabis Corp, a Colorado Corporation (the “Company,” “we,” “us,” “our,” or “GCC”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry. We currently trade on the OTCQB® Market under the trading symbol CANN. As of December 31, 2021, our operations are segregated into the following segments:

Retail (“Retail Segment”)

Through our acquisition of TREES Englewood in September 2021 and our acquisition of TREES Portland and TREES Waterfront in December 2021, we operate a retail dispensary store in Englewood, Colorado and two retail stores in Portland, Oregon.

Cultivation (“Cultivation Segment”)

Through our acquisition of SevenFive Farm in May 2020, we operate a licensed 17,000 square foot light deprivation greenhouse cultivation facility. During 2021 and 2020, 31% and 28%, respectively, of SevenFive Farm’s revenue was from two customers.

Discontinued Operations - Operations Consulting and Products (“Operations Segment”)

Through Next Big Crop (“NBC”), we delivered comprehensive consulting services to the cannabis industry that included obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.

NBC oversaw our wholesale equipment and supply business, operating under the name “GC Supply,” which provided turnkey sourcing and stocking services to cultivation, retail, and infused products manufacturing facilities. Our products included building materials, equipment, consumables, and compliance packaging. NBC also provided operational support for our internal cultivation. On July 16, 2021, we entered into an Asset Purchase Agreement with an individual to sell substantially all the assets of NBC for a total of $150,000 and 10% of profits generated by the buyer in the states of Michigan, Mississippi, and Massachusetts for a period of twelve months from the closing. On August 2, 2021, the sale of NBC was completed.

Basis of Presentation

The accompanying consolidated financial statements include the results of GCC and its nine wholly-owned subsidiary companies: (a) 6565 E. Evans Owner LLC, a Colorado limited liability company formed in 2014; (b) General Cannabis Capital Corporation, a Colorado corporation formed in 2015; (c) GC Security LLC (“GCS”), a Colorado limited liability company formed in 2015; (d) Standard Cann, Inc., a Colorado corporation formed in 2019; (e) SevenFive Farm LLC, a Colorado limited liability company formed in 2020; (f) SevenFive Farm Cultivation LLC, a Colorado limited liability company formed in 2020; (g) Trees Colorado LLC, a Colorado limited liability company formed in 2021; (h) Trees Oregon LLC, a Colorado limited liability company formed in 2021; (i) GC Corp., a Colorado corporation, originally formed in 2013 under the name ACS Corp. In 2015, the name was changed to GC Corp. Intercompany accounts and transactions have been eliminated.

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. Our cash of $2,054,050 as of December 31, 2021 is not sufficient to absorb our operating losses and retire our debt of $8,913,644 and other obligations as they come due.  Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful obtaining additional capital and (b) actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Liquidity

The Company incurred net losses of $8.9 million and $7.7 million in the years ended December 31, 2021 and 2020, respectively, and had an accumulated deficit of $83.8 million as of December 31, 2021. The Company had cash, cash equivalents, and short-term and long-term investments of $2.1 million and $1.0 million as of December 31, 2021 and 2020, respectively.

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

The Company believes that its cash and cash equivalents as of December 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Annual Report on Form 10-K due to the receipt of an additional $2.3 million of cash in April 2021 from the issuance of a convertible note offering, the receipt of an additional $1.2 million of cash in September 2021 from the issuance of preferred stock and the acquisition of three dispensaries (See Note 2 for further information). The Company may need additional funding to support its planned investing activities. If the Company is unable to obtain additional funding, it would be forced to delay, reduce, or eliminate some or all of its acquisition efforts, which could adversely affect its business prospects.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits with banks, and investments that are highly liquid and have maturities of three months or less at the date of purchase. As of December 31, 2021 and 2020 there are nil and $5,551 of cash and cash equivalents included in assets of discontinued operations on the balance sheet.

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

Accounts Receivable, net

Accounts receivable are recorded at the original invoiced amount due from our customers less an allowance for any potential uncollectible amounts. We control credit risk related to accounts receivable through credit approvals, credit limits, and monitoring processes. In making the determination of the appropriate allowance for doubtful accounts, management considers prior experience with customers, analysis of accounts receivable aging reports, changes in customer payment patterns, and historical write-offs.

Notes Receivable

Notes receivable consist primarily of amounts due to us related to the financing of different business ventures. Direct loan origination costs we incur are netted with loan origination fees we receive and the net amount, loan origination fees, or costs, is included in notes receivable on the consolidated balance sheets. The loan origination fees or costs are amortized over the term of the underlying note receivable and included in interest income in the consolidated statements of operations. We report notes receivable at the principal balance outstanding less an allowance for losses. We monitor the financial condition of the notes receivable and record provisions for estimated losses when we believe it is probable that the holders of the notes receivable will be unable to make their required payments. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance.

Right-of-use Asset / Lease Liability

Right of use (“ROU”) assets represent our right to use an underlying asset in which we obtain substantially all the economic benefits and the right to direct the use of the asset during the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We recognize ROU assets and lease liabilities on the balance sheet for leases with a lease term of greater than one year. Payments that are not fixed at the commencement of the lease are considered variable and are excluded from the ROU asset and lease liability calculations. In the measurement of our ROU assets and lease liabilities, the fixed lease payments in the agreement are discounted using a secured incremental borrowing rate for a term similar to the duration of the lease, as our leases do not provide implicit rates. Operating lease expense is recognized on a straight-line basis over the lease term.

Property and Equipment, net

Property and equipment are recorded at historical cost, less accumulated depreciation. Major additions and improvements are capitalized, while replacements, maintenance, and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets: thirty years for buildings, the lesser of ten years or the life of the lease for leasehold improvements, and one to fifteen years for furniture, fixtures and equipment, software, vehicles, and biological assets. Land is not depreciated. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Business Combinations

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management, including expected future cash flows. We allocate any excess purchase price over the fair value of the net assets and liabilities acquired to goodwill. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs, including advisory, legal, accounting, valuation, and other costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Goodwill and Intangibles

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, Intangibles-Goodwill and Other (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or on level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry value. Application of the goodwill impairment test requires judgement, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We test goodwill and long-lived intangible assets annually in December, unless an event occurs that would cause us to believe the value is impaired at an interim date. The price of flower has substantially decreased over the year ending December 31, 2021, as a result we tested for impairment of the Cultivation Segment’s goodwill on December 31, 2021. We recognized a full impairment of goodwill in the amount of $2,484,200. No impairment was recognized as of December 31, 2020.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. As a result of the full impairment of goodwill above, we tested for impairment on intangibles with finite useful lives under our Cultivation Segment. We recognized an impairment of $526,220 on December 31, 2021. No impairment was recognized as of December 31, 2020.

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

Modification and Extinguishment of Debt - When we change the terms of existing notes payable, we evaluate the amendments under ASC 470-50, Debt Modification and Extinguishment to determine whether the change should be treated as a modification or as a debt extinguishment. This evaluation includes analyzing whether there are significant and consequential changes to the economic substance of the note. If the change is deemed insignificant then the change is considered a debt modification, whereas if the change is substantial the change is reflected as a debt extinguishment.

Convertible Debt - When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative. If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance, using the stock price on the date of issuance, the risk-free interest rate associated with the life of the debt, and the estimated volatility of our stock. If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”). A BCF exists if the effective conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the effective conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the effective conversion price and the fair value of the common stock into which it is convertible.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities. There are no fair valued assets or liabilities classified under Level 1 as of December 31, 2021 and 2020.

Level 2 – Observable prices that are based on inputs not quoted on active markets but corroborated by market data. There are no fair valued assets or liabilities classified under Level 2 as of December 31, 2021 and 2020.

Level 3 – Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 14).

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting, and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

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

Revenue Recognition

We have two main revenue streams: (i) product sales; and (ii) cultivation sales.

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

Identification of the contract, or contracts, with a customer

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance, and (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

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

Stock-based Payments

Employee and non-employee awards – We account for stock-based compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all stock-based compensation to employees and non-employees, including grants of employee stock options, to be recognized as an expense in the consolidated financial statements based on their fair values. The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate, and the expected term of the option. The Company accounts for forfeitures of stock-based grants as they occur. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Income Taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities and would be recorded in income tax expense. Our assessment of tax positions as of December 31, 2021 and 2020, determined that there were no material uncertain tax positions.

In general, the tax returns for the years ending December 31, 2018 through 2020 are open to examination by federal and state authorities.

Reportable Segments

Our reporting segments consist of: a) Retail; and b) Cultivation. Our Chief Executive Officer has been identified as the chief decision maker. Our operations are conducted within the United States of America.

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

NOTE 2. ACQUISITIONS

SevenFive Farm

On May 13, 2020, we received approval of the transaction and transfer of the Dalton Adventures, LLC license from the Colorado Marijuana Enforcement Division. On May 25, 2020, we finalized the acquisition, pursuant to which we acquired the assets of the seller that constitute the business of SevenFive Farm, a cultivation facility in Boulder, Colorado, whereby we acquired fixed assets, inventory, a cultivation license, and the tradename. The purchase price paid by the Company to the seller was 8,859,117 shares of common stock. The closing price of our common stock on May 13, 2020, the date of license transfer, was $0.38 per share, as such, fair value of consideration is $3,808,951. The purchase agreement had a provision whereby the Seller may require us to repurchase in cash 25% of the shares issued to the owner of Dalton Adventures, LLC at a repurchase price equal to the same volume weighted average price used to determine the number of shares issued to the owner of Dalton Adventures, LLC at closing. As a result, we recorded a liability using Black-Scholes in the amount of $442,487 and reduced additional paid-in capital. In December 2020, the seller waived his right to this provision in the purchase agreement and no longer has the possibility of the buyback of the shares. Therefore, no stock put liability is recorded as of December 31, 2020 and the liability was reversed into equity. We completed the allocation of the purchase price in the first quarter of 2021.

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
$3,808,951

The accompanying consolidated financial statements include the results of SevenFive Farm from the date of acquisition for financial reporting purposes, May 13, 2020. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2020, are as follows:

2020
Total revenues	$8,074,268
Net loss attributable to common stockholders	$(8,332,387)
Net loss per common share:	$(0.16)
Weighted average number of basic and diluted common shares outstanding	50,895,301

The unaudited proforma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

Trees

On September 2, 2021, we completed the acquisition of substantially all of the assets of TREES Englewood, representing a portion of the overall Trees transaction (“Trees Transaction”) previously disclosed pursuant to that certain First Amended and Restated Agreement and Plan of Reorganization and Liquidation dated May 28, 2021 by and among the Company, seller and certain other sellers party thereto, that consists of the assets relating to the Trees dispensary located in Englewood, Colorado (“Englewood Closing”). We paid $1,155,256 in cash in connection with the Englewood Closing and stock consideration of 22,380,310 shares of our Common Stock. The closing price of our common stock on September 2, 2021, the date of license transfer, was $0.47 per share, as such, fair value of consideration is $10,518,746. Further, cash equal to $1,732,884 will be paid to the seller in equal monthly installments over a period of 24 months from the Englewood Closing.

The table below reflects the Company’s estimates of the acquisition date fair values of the assets acquired:

Cash	$32,941
Fixed assets	59,335
Inventory	586,495
Tradename	5,000,000
Goodwill	7,615,913
$13,294,684

The accompanying consolidated financial statements include the results of TREES Englewood from the date of acquisition for financial reporting purposes, September 2, 2021. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2020, are as follows:

	Year ended
	December 31,
	2021	2020
Total revenues	$13,918,865	$15,884,322
Net income (loss) attributable to common stockholders	$(8,110,671)	$(7,218,878)
Net income (loss) per common share	$(0.10)	$(0.10)
Weighted average number of basic and diluted common shares outstanding	84,560,130	73,275,611

The unaudited proforma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

On December 30, 2021, we completed the acquisition of substantially all the assets of Trees Portland, LLC and Trees Waterfront, LLC, representing a portion of the overall Trees Transaction, that consists of the assets relating to certain Trees dispensaries located in Portland, Oregon ("Oregon Closing”). We paid cash in the amount of $331,581 in connection with the Oregon Closing and stock consideration of 6,423,575 shares of our Common Stock. The closing price of our common stock on December 30, 2021, the date of license transfer, was $0.23 per share, as such, fair value of consideration is $1,477,422. Further, cash equal to $497,371 will be paid to the sellers in equal monthly installments over a period of 24 months from the Oregon Closing.

The table below reflects the Company’s estimates of the acquisition date fair values of the assets acquired:

Cash	$14,568
Fixed assets	56,015
Inventory	202,046
Tradename	850,000
Goodwill	1,183,744
$2,306,373

The accompanying consolidated financial statements include the results of Trees Oregon from the date of acquisition for financial reporting purposes, December 30, 2021. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2020, are as follows:

	Year ended
	December 31,
	2021	2020
Total revenues	$10,606,719	$6,830,005
Net income (loss) attributable to common stockholders	$(8,664,841)	$(8,666,967)
Net income (loss) per common share	$(0.11)	$(0.15)
Weighted average number of basic and diluted common shares outstanding	75,948,281	57,318,876

The unaudited proforma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

We have not completed the allocation of the purchase price for the Trees acquisition. As of December 31, 2021, the consolidated balance sheet includes a preliminary allocation of fixed assets, inventory, intangible assets, and goodwill. Management anticipates completing the purchase price allocation as soon as possible, but no later than one year from the acquisition dates.

NOTE 3. DISCONTINUED OPERATIONS

On July 16, 2021, we entered into an Asset Purchase Agreement with an individual to sell substantially all the assets of our Operations Segment for a total of $150,000 and 10% of profits generated by the buyer in the states of Michigan, Mississippi, and Massachusetts for a period of twelve months from the closing. On August 2, 2021, the sale of the Operations Segment was completed. Pursuant to amendment, the buyer paid the additional $75,000 in March 2022, and the 10% profit share described above was eliminated.

Assets and liabilities of discontinued operations for the Operations Segment included the following:

	December 31,
	2021	2020
Accounts receivable, net	$—	$187,185
Prepaid expenses and other current assets	—	519,274
Current assets discontinued operations	—	706,459

Property and equipment, net	—	43,697
Noncurrent assets discontinued operations	—	43,697

Accounts payable and accrued expenses	—	169,492
Customer deposits	—	517,931
Current liabilities discontinued operations	$—	$687,423

A breakdown of the discontinued operations for the Operations Segment is presented as follows:

	Year ended
	December 31,
	2021	2020
Product revenues	$614,764	$3,655,045
Service revenues	523,994	1,081,291
Total revenues	1,138,758	4,736,336

Cost of sales	1,157,035	4,078,571
Selling, general and administrative	407,648	797,148
Professional fees	4,944	35,976
Depreciation and amortization	11,359	15,778
Total costs and expenses	1,580,986	4,927,473
Loss from discontinued operations	$(442,228)	$(191,137)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table provides selected information on cash flows related to discontinued operations for the Operations Segment for the years ended December 31, 2021 and 2020.

	Year ended
	December 31,
	2021	2020
Accounts receivables	$187,185	$(101,981)
Prepaid expenses and other current assets	519,274	(212,624)
Depreciation and amortization	11,359	15,778
Capital expenditures	—	(9,489)
Accounts payable and accrued expenses	(169,492)	5,641
Customer deposits	(517,931)	(44,872)

Security Segment

On December 26, 2019, the board of directors and management made the strategic decision to investigate a possible buyer for the Security Segment and if no buyer could be found, cease operations of the Security Segment. We transferred all our Colorado security contracts and employees to a company on January 16, 2020. On February 6, 2020 we cancelled all our security contracts in California. The assets and liabilities classified as discontinued operations for the Security Segment are presented separately in the balance sheet and the operating results for the years ended December 31, 2021 and 2020 are presented as discontinued operations.

Assets and liabilities of discontinued operations for the Security Segment included the following:

	December 31,
	2021	2020
Cash and cash equivalents	$—	$5,551
Current assets discontinued operations	—	5,551

Accounts payable and accrued expenses	—	1,513
Current liabilities discontinued operations	$—	$1,513

A breakdown of the discontinued operations for the Security Segment is presented as follows:

	Year ended
	December 31,
	2021	2020
Service revenues	—	120,207
Total revenues	—	120,207

Cost of sales	—	88,541
Selling, general and administrative	—	83,829
Depreciation and amortization	—	2,174
Total costs and expenses	—	174,544
Loss from discontinued operations	$—	$(54,337)

The cash flows related to discontinued operations have not been segregated, and are included in the consolidated statements of cash flows. The following table provides selected information on cash flows related to discontinued operations for the Security Segment for the years ended December 31, 2021 and 2020.

	Year ended
	December 31,
	2021	2020
Accounts receivables	$—	$280,058
Prepaid expenses and other current assets	—	17,780
Depreciation and amortization	—	2,174
Accounts payable and accrued expenses	—	(86,796)
Customer deposits	—	(60,940)

Consumer Goods Segment

On December 26, 2019, the board of directors and management made the strategic move to cease operations of Chiefton. On December 26, 2019, the board of directors committed to a plan to cease operations of STOA Wellness. We transferred all assets of STOA Wellness to an individual on January 10, 2020, in exchange for the release on the outstanding lease. The assets and liabilities classified as discontinued operations for the Consumer Goods Segment are presented separately in the balance sheet and the operating results for the years ended December 31, 2021 and 2020 are presented as discontinued operations.

Assets and liabilities of discontinued operations for the Consumer Goods Segment included the following:

	December 31,
	2021	2020

Accounts payable and accrued expenses	$—	$53,128
Current liabilities discontinued operations	$—	$53,128

A breakdown of the discontinued operations for the Consumer Goods Segment is presented as follows:

	Year ended
	December 31,
	2021	2020
Product revenues	—	33
Total revenues	—	33

Selling, general and administrative	—	5,582
Total costs and expenses	—	5,582
Loss from discontinued operations	$—	$(5,549)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table provides selected information on cash flows related to discontinued operations for 2021 and 2020.

	Year ended
	December 31,
	2021	2020
Accounts receivables	$—	$7,836
Prepaid expenses and other current assets	—	14,394
Accounts payable and accrued expenses	—	(71,340)

NOTE 4. ACCOUNTS RECEIVABLE

Our accounts receivable consisted of the following:

	December 31,
	2021	2020
Accounts receivable	$141,188	$149,605
Less: Allowance for doubtful accounts	(61,000)	(9,000)
Total	$80,188	$140,605

We record bad debt expense when we conclude the credit risk of a customer indicates the amount due under the contract is not collectible. We recorded bad debt expense of $53,386, of which $43,000 was related to accounts receivable and the remaining recovery amount is in relation to our notes receivable, and $136,000, of which $9,000 was related to accounts receivable, respectively, during the years ended December 31, 2021 and 2020.

NOTE 5. NOTES RECEIVABLE

Our notes receivable consisted of the following:

	December 31,
	2021	2020
CCR Note	$1,608	$375,000
BB Note	40,000	100,000
NBC Note	75,000	—
Total Principal	116,608	475,000
Allowance for doubtful accounts	(43,608)	(125,000)
Unamortized loan origination fee	—	—
	73,000	350,000
Less: Current portion	(73,000)	(350,000)
Long-term portion	$—	$—

On August 2, 2021, as part of the closing of the sale of NBC, we agreed to a note receivable of $75,000 due August 2, 2022. There is no interest associated with this receivable per the agreement. This note receivable was collected in full as of the issuance of these financial statements.

In March 2019, we agreed to loan an aggregate of up to $375,000 to Consolidated C.R., LLC (“CCR”) pursuant to the terms of a convertible promissory note (“CCR Note”), bearing interest at 12% per annum, collateralized by substantially all the assets of CCR and subject to a maturity date of September 2020. As of May 30, 2019, we had loaned the entire available amount of $375,000 to CCR pursuant to the CCR Note. CCR is a vertically integrated medical cannabis company located in San Juan, Puerto Rico. The CCR Note included a loan origination fee of $15,000, which was being recognized as interest income over the term of the agreement and has been fully amortized. This loan went into default in April 2020, which increased the interest rate to 18% per annum. As of December 31, 2021 we received the majority of the payment of the outstanding principal and interest of the note receivable.

On January 3, 2019, the Company authorized an unsecured loan of $100,000 to Beacher Brewing, LLC (“BB”) pursuant to the terms of a promissory note (“BB Note”), bearing interest at 11% per annum and a maturity date of January 3, 2020. Interest is due in advance at the beginning of each quarter. On December 13, 2019, the Company agreed to extend the maturity date to January 3, 2021. During 2021 we negotiated a payment amount of $60,000 and wrote off the remaining balance to allowance for doubtful accounts. Payment was considered to be in full as of December 31, 2021.

NOTE 6. INVENTORIES, NET

Our inventories consistent of the following:

	December 31,
	2021	2020
Raw materials	$13,343	$8,137
Work-in-progress and finished goods	1,109,740	363,662
Less: Inventory reserves	—	—
Inventories, net	$1,123,083	$371,799

NOTE 7. PREPAIDS AND OTHER CURRENT ASSETS

Our prepaids and other current assets consist of the following:

	December 31,
	2021	2020
Prepaid insurance	$79,897	$73,827
Other	69,178	151,295
	$149,075	$225,122

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2021	2020
Furniture, fixtures and equipment	$950,380	$514,369
Software	103,817	103,817
Biological assets	13,000	13,000
Total	1,067,197	631,186
Less: Accumulated depreciation	(386,870)	(219,661)
	$680,327	$411,525

Depreciation expense was $192,232 and $134,058, respectively, for the years ended December 31, 2021 and 2020.

NOTE 9. INTANGIBLE ASSETS AND GOODWILL

Intangible assets

Intangible assets as of December 31 consist of:

	2021				2020
				Estimated				Estimated
		Accumulated		Life		Accumulated		Life
	Gross	Amortization	Net	(in years)	Gross	Amortization	Net	(in years)
Tradename	$6,323,780	$323,967	$5,999,813	10	$1,050,000	$65,625	$984,375	10

Estimated amortization expense for the next five years is as follows:

Year ending December 31,	Amount
2022	$622,602
2023	622,602
2024	622,602
2025	622,602
2026	622,602
Thereafter	2,886,803
Total	$5,999,813

Amortization expense was $308,342 and $65,625 for the years ended December 31, 2021 and 2020, respectively.

Goodwill

The following represents a summary of changes in the carry amount of goodwill for the years ended December 31, 2021 and 2020:

Balance as of December 31, 2019	$—
Goodwill acquired	2,484,200
Balance as of December 31, 2020	$2,484,200
Goodwill acquired	8,799,657
Impairment	(2,484,200)
Balance as of December 31, 2021	$8,799,657

NOTE 10. LEASES

On May 13, 2020, we entered into a commercial real estate lease with a related party (see Note 19) for 17,000 square feet of greenhouse space in Boulder, CO, with an initial term of five years and, at our option, two additional terms of five years each. Rent is $30,000 per month with 1.5% annual escalations. We also pay our portion of real estate taxes. In December 2020, we amended the lease to include a 3% rent escalation in 2021 and 2022. No other changes to the lease were made. We accounted for the amendment as a lease modification and remeasured the lease with an incremental borrowing rate of 20% which resulted in an increase of $246,250 to the right-of-use operating lease asset and lease liability from the initial lease valued on May 13, 2020 using an incremental borrowing rate of 22.8%. We determined the present value of the future lease payments using a discount rate of 20% over a 15-year term, our incremental borrowing rate based on outstanding debt, resulting in a right-of-use asset and lease liability of $1,877,423 which are being applied ratably over the term of the lease. As of December 31, 2021 and 2020, the balance of the right-of-use asset and lease liability was $1,796,983 and $1,873,607, respectively.

On September 2, 2021, we entered into a commercial real estate lease with a related party (see Note 19) for retail space in Englewood, CO, with an initial term of five years and, at our option, two additional terms of three years each. Rent is $10,000 per month with 3% annual escalations during the initial term and 4% annual escalations during the option term. We also pay our portion of real estate taxes. We determined the present value of the future lease payments using a discount rate of 20% over a 11-year term, resulting in a right-of-use asset and lease liability of $602,140 which are being applied ratably over the term of the lease. As of December 31, 2021, the balance of the right-of-use asset and lease liability was $584,258 and $591,741, respectively.

Through the acquisition of TREES Englewood, we entered into a commercial real estate lease for office space in Denver, CO. This office space is our new principal business office. The lease has 15 months remaining. Rent is $7,150 per month with a 3% escalation beginning in November 2021. We also pay our portion of real estate taxes. We determined the present value of the future lease payments using a discount rate of 20% over a 15-month term, resulting in a right-of-use asset and lease liability of $98,211 which are being applied ratably over the term of the lease. As of December 31, 2021, the balance of the right-of-use asset and lease liability was $73,138 and $73,451, respectively.

Through the acquisition of TREES Portland, we entered into a commercial real estate lease in Portland, OR. The lease has 5.5 years remaining. Rent is $5,124 per month with a 5% annual escalation beginning in May 2022. The rent includes payment of property taxes. We determined the present value of the future lease payments using a discount of 20% over a 5.5-year term, resulting in a right-of-use asset and lease liability of $229,501. As of December 31, 2021, the balance of the right-of-use asset and lease liability was $229,501.

Through the acquisition of TREES Waterfront, we entered into a commercial real estate lease in Portland, OR. The lease has an initial term of 5 years and, at our option an additional term of 5 years. Rent is $6,683 per month with a 3% annual escalation. The rent includes payment of property taxes. We determined the present value of the future lease payments using a discount rate of 20% over a 10-year term, resulting in a right-of-use asset and lease liability of $381,272. As of December 31, 2021, the balance of the right-of-use asset and lease liability was $381,271.

Future remaining minimum lease payments were as follows:

Year ending December 31,	Amount
2022	$729,356
2023	663,351
2024	678,771
2025	694,633
2026	711,290
Thereafter	4,990,009
Total	8,467,410
Less: Present value adjustment	(5,317,839)
Operating lease liability	$3,149,571

Rent expense was approximately $614,953 and $380,607 for the years ended December 31, 2021 and 2020, respectively.

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Our accounts payable and accrued expenses consist of the following:

	December 31,
	2021	2020
Accounts payable	$621,603	$1,051,653
Accrued payroll, taxes, and vacation	403,136	176,702
Other	145,969	115,914
	$1,170,708	$1,344,269

NOTE 12. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2019	$80,657	34,469
Employee stock award accrual	19,343	8,267
Consultant stock award	60,900	100,000
Investor stock award accrual	2,185,000	5,485,814
Warrant cashless exercises	33,961	259,415
Stock issued	(2,285,000)	(5,528,550)
Balance as of December 31, 2020	$94,861	359,415
TREES Waterfront acquisition stock accrual	383,994	1,669,537
Stock issued	(33,961)	(259,415)
Balance as of December 31, 2021	$444,894	1,769,537

On February 18, 2020 we granted a consultant 100,000 fully vested shares for consulting services.  Based on a stock price of $0.61 on the date of grant, the consultant will receive $60,900 worth of our common stock.   As of December 31, 2021, none of the stock had been issued.

In December 2020, several warrant holders exercised their 2020 A warrants through cashless exercises, and we issued 282,213 shares of common stock. 259,415 of those shares issued had not been transferred to the warrant holders as of December 31, 2020 and are included in accrued stock payable. See Note 13 for further details of the cashless exercises.

In December 2021, we completed the acquisition of TREES Waterfront. As part of the transaction, we granted 1,669,537 shares of our common stock. As of December 31, 2021 this stock had not been issued. The stock was subsequently issued on January 6, 2022.

NOTE 13. NOTES PAYABLE

Our notes payable consisted of the following:

	December 31,	December 31,
	2021	2020
2020 10% Notes	$6,580,000	$2,600,000
2019 15% Notes	—	200,000
Related party note payable	320,000	340,000
Trees Acquisition Notes	2,013,644	—
Unamortized debt discount	(1,911,447)	(251,456)
	7,002,197	2,888,544
Less: Current portion	(1,094,398)	—
Long-term portion	$5,907,799	$2,888,544

Aggregate Maturities

As of December 31, 2021, aggregate future contractual maturities of long-term debt (excluding issue discounts) are as follows:

Year ending December 31,	Amount
2022	$1,094,398
2023	3,838,524
2024	3,980,722
$8,913,644

TREES Notes

In September 2021, with the completion of the Englewood acquisition, we are to pay the Seller cash equal to $1,732,884 in equal monthly installments over a period of 24 months. The monthly payments began on October 15, 2021, and the payment is equal to $72,204 per month. There is no interest associated with this note.

In December 2021, with the completion of the TREES Portland and TREES Waterfront acquisitions, we are to pay the Seller cash equal to $497,371 in equal monthly installments over a period of 24 months. The payments began on February 15, 2022, and the payment is equal to $20,724 per month.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $254,400.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $131,000.  For the years ended December 31, 2021 and 2020, amortization of debt discount expense was $86,759 and $2,944, respectively, from the 10% Notes.  We determined there was no beneficial conversion feature on the 10% Notes. The 10% Notes are treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $429,300. We determined that this 10% Note had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.66 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.90, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  For the years ended December 31, 2021 and 2020, amortization of debt discount expense was $252,118 and nil, respectively. The 10% Notes are treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $810,000. We determined that these 10% Notes had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.49 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.83, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $692,500 as additional paid in capital and a debt discount and included in our consolidated statement of operations. For the years ended December 31, 2021 and 2020, amortization of debt discount expense was $350,471 and nil, respectively. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 10% Warrants as of April 20, 2021, were:

Current stock price	$0.83
Exercise price	$0.56
Risk-free interest rate	0.81%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	115%

SBI Debt

On February 18, 2020, we entered into a promissory note exchange agreement with SBI pursuant to which the original SBI Note was exchanged for a new convertible promissory note (the “Convertible Note”).  The Convertible Note has a principal amount of $934,000, an interest rate of 10% per annum and a maturity date of February 18, 2021.  The Convertible Note may be converted at the option of SBI into shares of common stock at a conversion price equal to 80% of the Market Price, provided that the conversion price shall in no event be less than $0.45 per share. If at any time, the borrower issues or sells any shares of common stock for a consideration per share less than the conversion price in effect on the date of such issuance, the holder shall have the right to utilize the price per share of the dilutive issuance as the conversion price for such conversion. On May 29, 2020, we issued shares at $0.40 per share, and as such, the conversion price was decreased to a floor of $0.40 per share.  The exchange of the SBI Note for the Convertible Note is treated as a debt extinguishment.  The additional $184,000 of principal was treated as a debt extinguishment and included in our consolidated statement of operations.  We determined that the Convertible Note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features”.  The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.49 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.61, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $233,500 as additional paid in capital and as a debt extinguishment and included in our consolidated statement of operations. As of December 31, 2020, SBI converted all of the $934,000 aggregate principal amount of the Convertible Note and approximately $23,000 of accrued interest into 2,215,892 shares of our common stock.

15% Notes

In December 2019, we completed a private placement with certain accredited investors pursuant to an unsecured promissory note (the “15% Notes”) with an aggregate principal amount of $300,000.  In February and March 2020, we completed private placements with certain accredited investors, including some holders of our 2019 12% Notes (as defined below), of 15% Notes with an aggregate principal amount of $2,031,000 in exchange for $525,000 of new funding and the cancellation of $1,506,000 aggregate principal amount of the 2019 12% Notes.  The 15% Notes have an annual interest rate of 15% and mature on January 31, 2021. $1.0 million of the 15% Notes were exchanged for the 10% Notes (see above), $2.1 million was paid in full in December 2020 and the remaining $200,000 was paid in full in the first quarter 2021. The 15% Notes provide that they shall be repaid in full out of the proceeds of any new debt or equity capital raise with net proceeds of more than $5,000,000.  In connection with the issuance of the 15% Notes, each holder of 15% Notes received three warrants (i.e., a 2020 A Warrant, a 2020 B Warrant and a 2020 C Warrant) to acquire shares of common stock at an exercise price equal to $0.45 per share, with the number of shares subject to each warrant equal to one share for each $1.00 of principal amount of 15% Notes issued to the noteholder.  The 2020 A Warrants have an expiration date of December 31, 2020, the 2020 B Warrants have an expiration date of December 31, 2021, and the 2020 C Warrants have an expiration date of December 31, 2022 (collectively, the “15% Warrants”).  By way of example, if an investor was issued a 15% Note with a principal amount of $250,000, such noteholder would receive a 2020 A Warrant to purchase 250,000 shares of common stock, a 2020 B Warrant to purchase 250,000 shares of common stock and a 2020 C Warrant to purchase 250,000 shares of common stock.  Accordingly, as of March 31, 2020, the Company has issued 15% Warrants to purchase a total of 6,993,000 shares of common stock to the holders of 15% Notes. As of December 31, 2021, the warrant holders exercised 1,131,000 of the 2020 A warrants into 282,813 shares of our common stock through cashless exercise. We recorded $3,653 to additional paid in capital and $33,961 to accrued stock, as 259,415 shares needed to be issued as of December 31, 2020. All shares were issued as of December 31, 2021.

We received $300,000 of cash in December 2019 and an additional $525,000 of cash January 2020 through March 2020 for issuing the 15% Notes.  The relative fair value of the new funding on the 15% Warrants was recorded as a debt discount and additional paid-in capital of $333,056.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $668,335.  For the year ended December 31, 2021 and 2020, amortization of debt discount expense was nil and $279,676, respectively, from the 15% Notes. The 15% Notes are otherwise treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 15% Warrants as of March 2020, were:

Current stock price	$0.45 - 0.67
Exercise price	$0.45
Risk-free interest rate	0.68 - 1.62%
Expected dividend yield	—
Expected term (in years)	0.83 - 3.06
Expected volatility	112 - 119%

On September 17, 2021, we entered into warrant amendments with certain ‘A’ and ‘B’ warrant holders from the 15% Notes. Pursuant to the warrant amendment the expiration date was extended until December 31, 2024 and the exercise price thereof was increased to $1.00 per warrant share. Warrant amendments were entered into with warrant holders representing an aggregate of 400,000 A warrants and 1,211,000 B warrants. We recognized an additional expense of $233,374 in loss on extinguishment of debt as a result of the modification.

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

We issued an aggregate of $1,506,000 under the 2019 12% Notes and warrants to purchase an aggregate of 1,506,000 shares of common stock. We received $400,000 in cash and $1,106,000 from modifying the outstanding principal under previous notes.

The relative fair value of the 2019 12% Warrants was recorded as a debt discount and additional paid-in capital of $93,500. For the years ended December 31, 2021 and 2020, amortization of debt discount includes nil and $12,635. The 2019 12% Notes are otherwise treated as conventional debt.

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

NOTE 14. WARRANT DERIVATIVE LIABILITY

On May 31, 2019, we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants (“2019 Warrants”) to purchase shares of our common stock (“2019 Units”) in a registered direct offering for $1.00 per 2019 Unit (collectively defined as the “2019 Capital Raise”). The 2019 Warrants, issued with the 2019 Capital Raise, are accounted for as a derivative liability. The 2019 Warrant agreements contain a cash settlement provision whereby the holders could settle the warrants for cash based on the Black-Scholes value, upon certain fundamental transactions, as defined in the 2019 Warrant agreement, that are considered outside of the control of management, such as a change of control. The original exercise price of the 2019 Warrants was $1.30 per share. The 2019 Warrants contain certain anti-dilution adjustment provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants. As a result of such subsequent issuances of securities by the Company through 2020, at a price lower than the original exercise price, the exercise price of the 2019 Warrants had decreased to $0.40 per share and the number of shares subject to the 2019 Warrants increased to 9,591,614 shares of common stock as of December 31, 2020.

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

During the year ended December 31, 2021 and 2020, we recognized a $990,066 loss on the fair value of derivative liability and a $735,796 gain on the fair value of derivative liability, respectively, in the consolidated statements of operations. As of December 31, 2021, there were 322,807 of the 2019 Warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants:

	December 31,	December 31,
	2020	2021
Number of shares underlying the warrants	1,645,807	322,807
Fair market value of stock	$0.48	$0.22
Exercise price	$0.40	$0.40
Volatility	108%	94%
Risk-free interest rate	0.36%	1.26%
Warrant life (years)	3.41	2.41

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	December 31,
	2021	2020
Beginning balance	$561,368	$4,620,593
Warrant exercise	(1,523,117)	(3,323,429)
Change in fair value of warrants derivative liability	990,066	(735,796)
Ending balance	$28,317	$561,368

NOTE 15. COMMITMENTS AND CONTINGENCIES

Legal

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

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business. The Company is not presently a party to any legal proceedings that would have a material adverse effect on its business, operating results, financial condition, or cash flows.

NOTE 16. DEFERRED TAXES

The income tax was $0 as of December 31, 2021 and 2020.

Significant components of the Company’s deferred tax assets at December 31, 2021 and 2020 are shown below. A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement. The Company has determined it is not more likely than not that its deferred tax assets will be recovered. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense.

As of December 31, 2021 and 2020, the Company had federal and state net operating loss carryforwards of approximately $36 million and $41 million, respectively. Of the current net operating loss carryforwards, $27 million expire starting in 2033 through 2037 and $7 million will expire starting in 2041, and $43 million do not expire. The Company is currently evaluating whether there have been one or more ownership changes pursuant to IRC Sections 382 and 383.  If the Company determines there were one or more ownership changes under these rules, the use of its U.S. federal and state net operating loss carryforwards may be limited and/or otherwise expire unused. The Company believes that any limitation as a result of IRC Section 382 and 383 would be immaterial to the financial statements due to the full valuation allowance on its deferred tax assets.

The components of net deferred tax assets are as follows:

	December 31,
	2021	2020
Net operating loss carryforwards	$9,113,554	$8,438,428
Equity-based instruments	1,991,225	2,883,318
Long-lived assets and other	192,201	203,274
Capital loss carryforward	93,218	119,915
Deferred tax asset valuation allowance	(11,390,198)	(11,644,935)
	$—	$—

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year ended December 31,
	2021	2020
Income tax benefit at statutory rate	$(1,862,570)	$(1,607,608)
State income tax benefit, net of Federal benefit	(88,898)	(178,226)
280E Disallowance	946,481	94,178
Equity-based instruments	64,735	103,372
Fair market value adjustment/loss on extinguishment – derivative liabilities	312,590	(154,517)
Amortization of debt discount	176,128	412,823
Other	706,270	47,946
Valuation allowance	(254,736)	1,282,032
	$—	$—

NOTE 17. STOCKHOLDERS’ EQUITY

2021 Preferred stock offering

On September 10, 2021, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with various accredited investors (the “2021 Investors), pursuant to which we issued and sold Units consisting of Series A Convertible Preferred Stock (“Series A Preferred”) and warrants (the “Preferred Warrants”) to purchase shares of our common stock with a par value of $0.001 per share. The total number of Units sold was 1,180. Each Unit consists of one share of Series A Preferred and 354,000 Preferred Warrants. The purchase price of each Unit was $1,000, for an aggregate amount sold of $1,180,000. Each share of Series A Preferred is convertible into 1,000 shares of common stock upon the consummation of a capital raise of not less than $5,000,000. The Certificate of Designation of the Series A Preferred Stock (“Certificate of Designation”) was filed with the Secretary of the State of Colorado on September 14, 2021. The Certificate of Designations established the new preferred series entitled “Series A Convertible Preferred Stock” with no par value per share, and sets forth the rights, restrictions, preferences, and privileges of the Series A Preferred, summarized as follows:

●	Authorized Number of Shares – 5,000
●	Voting Rights – None
●	Dividends – 6% per annum, ‘paid in kind’ in shares of Series A Preferred
●	Conversion – Each share of Series A Preferred is mandatorily convertible into 1,000 shares of common stock upon a minimum capital raise of $5,000,000; sale, merger, or business combination of the Company; or the Company listing on an exchange

●	Redemption – No rights of redemption by 2021 Investors, nor mandatory redemption

The Preferred Warrants have a five-year term and an exercise price per Preferred Warrant share of $1.05. The warrants contain an anti-dilution provision pursuant to which upon we do a future capital raise at less than $1.00 per shares, each Preferred Investor will be granted additional Preferred Warrants on a ‘full-ratchet’ basis.

The proceeds received in the sale of the Series A Preferred totaled $1,180,000, for the issuance of 1,180 Series A Preferred, plus 354,000 warrants. The warrants were valued using a Black Scholes model, at $117,131 and per the relative fair value allocation, $1,073,446 was allocated to the Series A proceeds

2020 Capital Raise

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

The Hershey Subscription Agreement also provides the Hershey Investor with certain participation rights in future financings of the Company until the one-year anniversary of the second closing. The Hershey Subscription Agreement further provides that the Company shall, during a negotiation period ending October 4, 2020, endeavor to cause the existing holders of the promissory notes of the Company having an outstanding balance in the amount of approximately $2,331,000 as of June 1, 2020 that are due on or about January 31, 2021, to extend the maturity date of such notes to a date that is not earlier than January 31, 2022. As of October 4, 2020, $600,000 of the $2,331,000 outstanding notes have extended the maturity date. If, at the end of the negotiation period per the contract, all the existing notes have not been amended to extend the maturity dates thereof, then the Company shall issue to the Hershey Investor additional warrants to purchase shares of common stock. Any such additional warrants will be for a number of shares of common stock based on the dollar amount of the outstanding balance of the existing notes that were not extended, with each one dollar of existing notes that were not extended representing one share subject to such additional warrant. The exercise price of any such additional warrants will be equal to 100% of the 30-day volume weighted average price of the Company’s common stock on the last day of the negotiation period, provided that such exercise price shall not be lower than $0.45 per share nor higher than $0.56 per share. The Hershey Investor extended the negotiation period to December 11, 2020. As of December 11, 2020, no existing holders had extended their promissory notes, therefore, we issued the Hershey Investor additional warrants in accordance with the agreement. On December 14, 2020 we issued an additional 1,631,000 warrants to purchase common stock at an exercise price of $0.4917 to the Hershey Investor. These warrants expire on December 11, 2025. The warrants were recorded as a deemed dividend in the amount of $732,494.

Stock-based compensation

Stock-based compensation expense consisted of the following:

	Year ended December 31,
	2021	2020
Employee Awards	$307,963	$1,411,442
Consulting Awards	—	92,947
	$307,963	$1,504,389

Employee Stock Options

In November 2020, the Board authorized the adoption of and, on November 23, 2020, our stockholders ratified our 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan became effective immediately and will expire on November 23, 2030, unless terminated earlier by the Board of Directors. The 2020 Plan will permit the Board of Directors, or a committee or subcommittee thereof, to grant to eligible employees, non-employee directors, and consultants of the Company and its subsidiaries non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock to be authorized for issuance under the 2020 Plan is 10 million shares. As of the date of this filing a Registration Statement on Form S-8 has not been filed. As of December 31, 2021, there was 9,100,000 shares available to issue under the 2020 Plan.

On October 29, 2014, the Board authorized the adoption of and, on June 26, 2015, our stockholders ratified our 2014 Equity Incentive Plan for the issuance of 10 million shares of our common stock and, in April 2018, stockholders approved an increase of 5 million shares of common stock that may be granted (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 15 million shares of our common stock and is designed to provide an additional incentive to executives, employees, directors, and key consultants, aligning our long-term interests with participants. A Registration Statement on Form S-8 for the initial 10 million shares automatically became effective in May 2016, and a Registration Statement on Form S-8 for the additional 5 million shares and 900,000 shares under the Feinsod Agreement automatically became effective in June 2018 (collectively, the “Registration Statements”). The Registration Statements relate to 15,000,000 shares of our common stock, which are issuable pursuant to or, upon exercise of, options that have been granted or may be granted under our Incentive Plan. As of December 31, 2021, there were 6,600,271 shares available to issue under the Incentive Plan.

Stock-based compensation costs for award grants to employees and directors (“Employee Awards”) are recognized on a straight-line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested. The following summarizes the Black-Scholes assumptions used to value the Employee Awards granted:

Year ended December 31,
	2021	2020
Exercise price	$0.22 - 0.95	$0.31 - 0.67
Stock price on date of grant	$0.22 - 0.95	$0.27 - 0.67
Volatility	100 - 111%	111 - 114%
Risk-free interest rate	0.29 - 0.97%	0.16 - 1.53%
Expected life (years)	3.0	3.0
Dividend yield	—	—

On September 3, 2021 we modified two employees stock options in conjunction with revised employment agreements. As a result of the modification, we recognized $21,525 in compensation expense for the year ended December 31, 2021.

During the year ended December 31, 2021 we granted options to purchase 1,158,000 common shares to employees and directors. The options expire five years from the date of grant and vest over a period of one year. Fair value of the awards at the date of grants totaled $628,496.

The following summarizes Employee Awards activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2020	7,266,420	$1.03	5.5	$167,000
Granted	1,158,000	0.82
Exercised	(394,670)	0.52
Forfeited or expired	(3,126,205)	1.04
Outstanding as of December 31, 2021	4,903,545	$1.11	5.3	$22,000

Exercisable as of December 31, 2021	3,893,665	$1.21	5.6	$4,000

As of December 31, 2021, there was approximately $132,816 of total unrecognized compensation expense related to unvested Employee Awards, which is expected to be recognized over a weighted-average period of two months.

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

The fair value of each warrant grant is estimated using Black-Scholes. We use historical data to estimate the expected price volatility. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of valuation for the estimated life of the option. The following summarizes the Black-Scholes assumptions to value the Consulting Awards granted:

	Year ended December 31,
	2021	2020
Exercise price	$—	$0.61
Stock price, date of valuation	$—	$0.61
Volatility	—%	101%
Risk-free interest rate	—%	1.47%
Expected life (years)	—	1.0
Dividend yield	—	—

The following summarizes Consulting Awards activity:

			Weighted-
		Weighted-	average
		average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2020	100,000	$1.22	2.3
Granted	—
Exercised	—
Forfeited or expired	(40,000)	0.61
Outstanding and exercisable as of December 31, 2021	60,000	$1.55	2.3	$—

Feinsod Employment Agreement

On August 6, 2019, we entered into an agreement (the “Feinsod Agreement”) with Michael Feinsod for his permanent service as our Chief Executive Officer. Pursuant to the agreement, Mr. Feinsod received 1,000,000 stock options that vest when our stock price has a trading price of equal to or above $4.51 per share for five consecutive days. The options have an exercise price of $0.83 per share and a ten-year life. These options were issued under the Incentive Plan. The options were valued using the Monte Carlo method. For the year ended December 31, 2021 and 2020, we recognized approximately nil and $57,342, respectively, of stock-based compensation expense related to these options. These options were forfeited in July 2020, with Mr. Feinsod’s resignation.

Warrants with Debt

The following summarizes warrants issued with debt activity:

			Weighted-
		Weighted-	average
		average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2019	8,473,214	$0.64
Granted	7,143,011	0.42
Exercised	(1,131,000)	0.40
Expired	(7,064,214)	0.63
Outstanding as of December 31, 2020	7,421,011	0.46	2.0	$478,925
Granted	1,868,518	0.56
Exercised	—	—
Expired	(1,204,000)	0.65
Outstanding and exercisable as of December 31, 2021	8,085,529	$0.58	2.8	$—

In May 2020, we issued common stock at a price $0.3983. These triggered the “downround” feature on the 2019 Units and the 15% Notes. The difference in fair value of the effect of the down round feature for the 15% Warrants is reflected in our consolidated financial statements as a deemed dividend and as a reduction to income available to common stockholders in the basic earnings per share calculation. The difference in the fair value of the effect of the down round feature for the 2019 Warrants are reflected in the gain/loss on derivative instrument in our consolidated statement of operations.

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2021	2020
Stock options	4,963,545	7,366,420
Warrants	16,117,343	16,531,825
Accrued stock payable	1,769,537	359,415
Convertible notes	5,785,450	2,261,538
Preferred stock	1,180,000	—
	29,815,875	26,519,198

NOTE 19. RELATED PARTY TRANSACTIONS

On June 3, 2020, the Company entered into a consulting agreement with Adam Hershey, a board member and investor, pursuant to which he would act as a strategic consultant for the Company, including aiding with the sourcing and evaluation of merger and acquisition deals, strategic capital and strategic partnerships or joint ventures. Mr. Hershey is paid an initial monthly rate of $8,333 for the services, subject to certain adjustments. We paid $99.996 and $58,333 during the years ended December 31, 2021 and 2020, respectively. In addition, the Hershey Subscription Agreement between the Company and Hershey Strategic Capital, LP and Shore Ventures III, LP provides that the Company will during a negotiation period endeavor to cause the existing holders of the promissory notes of the Company having an outstanding balance in the amount of approximately $2,331,000 as of June 1, 2020 that are due on or about January 31, 2021, to extend the maturity date of such notes to a date that is not earlier than January 31, 2022. All of the existing notes were not amended to extend the maturity dates thereof, resulting in the Company issuing to the Hershey Investor 1,631,000 additional warrants to purchase shares of common stock. See Note 17, “2020 Capital Raise”.

We currently have a lease agreement with Dalton Adventures, LLC in which we rent 17,000 square foot of greenhouse space in Boulder, Colorado for $34,636 a month, of which $30,900 is base rent and $3,736 is property taxes. The owner of Dalton Adventures, LLC is a principal shareholder and board member of the Company. We incurred approximately $458,000 and $286,000 of rent expense for the years ended December 31, 2021 and 2020, respectively.

We currently have a lease agreement with Bellewood Holdings, LLC in which we rent retail space for the TREES Englewood retail store in Englewood, Colorado, for $10,000 per month. The owner of Bellewood Holdings, LLC is a principal shareholder and board member of the Company. We incurred approximately $47,482 of rent expense for the year ended December 31, 2021.

On December 23, 2020, four of our current board members purchased senior convertible promissory notes from the Company for an aggregate amount of $320,000. A board member who resigned in May 2021 purchased $30,000 of the senior convertible promissory notes from the Company. These notes are included in the 10% Notes discussed in Note 13. Accrued interest earned and owed to the board members was $33,435 as of December 31, 2021.

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

Year ended December 31

2021	Retail	Cultivation	Eliminations	Total
Revenues	$3,515,761	$2,722,059	$(325,093)	$5,912,727
Costs and expenses	(3,112,595)	(6,273,162)	325,093	(9,060,664)
Segment operating income	$403,166	$(3,551,103)	$—	(3,147,937)
Corporate expenses				(5,279,214)
Net loss from continuing operations before income taxes				$(8,427,151)

2020	Cultivation	Eliminations	Total
Revenues	$2,279,867	$—	$2,279,867
Costs and expenses	(1,865,399)	61,526	(1,803,873)
Segment operating income	$414,468	$61,526	475,994
Corporate expenses			(7,903,679)
Net loss from continuing operations before income taxes			$(7,427,685)

	December 31,
Total assets	2021	2020
Retail	$16,831,580	$—
Cultivation	3,483,269	6,208,222
Corporate	1,709,496	1,567,021
Discontinued operations	—	755,707
Total assets - segments	22,024,345	8,530,950
Intercompany eliminations	—	(12,183)
Total assets - consolidated	$22,024,345	$8,518,767

NOTE 21. SUBSEQUENT EVENTS

On January 5, 2022, the Company completed the acquisition of substantially all the assets of Trees MLK Inc. (“MLK”), representing the remaining Oregon dispensary in connection with the overall Trees transaction (“MLK Closing”).  The cash paid by the Company in connection with the MLK Closing consisted of $256,582 and stock consideration of 4,970,654 shares of the Company’s Common Stock.  Further, cash equal to $384,873 will be paid to Sellers in equal monthly installments over a period of 24 months from the MLK Closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the sections entitled “Proposal One.  Election of Directors,” “Corporate Governance and Board Matters,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the sections entitled “Executive Compensation” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the section entitled “Proposal Two.  Ratification of Appointment of Independent Auditors” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed with this Report:

Exhibit Number	Exhibit Name
2.1	Articles of Merger (Acquisition of shares in Advanced Cannabis Solutions) (Incorporated by reference to Exhibit 2 to our registration statement on Form S-1, File No. 333-193890)
2.2	Asset Purchase Agreement dated as of January 24, 2020, by and between the Company and Dalton Adventures, LLC (incorporated by reference to Exhibit 2.2 to our Form 10-K filed May 14, 2020)
2.3	Asset Purchase Agreement, dated as of April 7, 2020, between the Company and the Organic Seed, LLC (incorporated by reference to Exhibit 2.3 to our Form 10-K filed May 14, 2020)
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1, File No. 333-163342)
3.2	Articles of Amendment (name change) (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on June 18, 2015)
3.3	Amendment to Amended and Restated Articles of Incorporation effective November 23, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on November 25, 2020)
3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on February 1, 2017)
4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Form 8-K filed September 14, 2021)
4.6**	Description of Company’s Common Stock
10.1	Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.2 to our Form 8-K filed on April 6, 2016)
10.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 4, 2019)
10.3†	Executive Chairman of the Board and Director Agreement between the Company and Michael Feinsod dated August 4, 2014 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 5, 2014)
10.4	Form of Employee Nonstatutory Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 16, 2015)
10.5	Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 3, 2015)
10.6	Option for the Company to Purchase Note and Equity Interest (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 9, 2015)
10.7	Form of Amendment to Option to Purchase Note and Equity Interest (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 8, 2016)
10.8	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 8, 2016)
10.9†	Employment Agreement, dated as of December 8, 2017, among the Company and Michael Feinsod (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 14, 2017)
10.10†	Form of Time-Based Options Award (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 14, 2017)
10.11†	Form of Performance-Based Options Award (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on December 14, 2017)
10.12†	Amended and Restated 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on November 8, 2018)

Exhibit Number	Exhibit Name
10.13	Agreement with Flowhub Holdings, LLC Safe dated November 5, 2018 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 9, 2018)
10.14	Form of First Amendment to Secured Promissory Note (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 6, 2019)
10.15	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 4, 2019)
10.16	Promissory Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 24, 2019)
10.17	Form of Promissory Note (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed July 24, 2019)
10.18†	Amendment to Agreements, dated August 6, 2019 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 6, 2019)
10.19	Form of Securities Exchange Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 17, 2019)
10.20	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 26, 2019)
10.21	Contract to Buy and Sell Real Estate (Commercial) (Incorporated by reference to Exhibit 10.5 to our Form 8-K filed November 20, 2019)
10.22	Deed of Trust Note dated December 31, 2019 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 14, 2020)
10.23	Deed of Trust, Assignment of Leases and rents, Security Agreement and Fixture Filing dated January 8, 2020 (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed January 14, 2020)
10.24	Form of Unsecured Promissory Note (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 24, 2020)
10.25	Form of 2020 A Warrant to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 24, 2020)
10.26	Convertible Promissory Note (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed February 24, 2020)
10.27	Promissory Note Exchange Agreement (Incorporated by reference to Exhibit 10.4 to our Form 8-K filed February 24, 2020)
10.28†	Employment Agreement, dated December 13, 2019, between Steve Gutterman and the Company (incorporated by reference to Exhibit 10.28 to our Form 10-K filed May 14, 2020)
10.29†	Amendment to Employment Agreement, dated April 29, 2020, between Steve Gutterman and the Company (incorporated by reference to Exhibit 10.29 to our Form 10-K filed May 14, 2020)
10.30†	Amendment to Employment Agreement, dated April 24, 2020, between Michael Feinsod and the Company (incorporated by reference to Exhibit 10.30 to our Form 10-K filed May 14, 2020)
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

10.34	General Cannabis Corp 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 25, 2020)
10.35	Form of Senior Convertible Promissory Note issued by General Cannabis Corp to certain investors (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 30, 2020)
10.36	Form of Warrant issued by General Cannabis Corp to certain investors(incorporated by reference to Exhibit 10.2 to our Form 8-K filed December 30, 2020)

Exhibit Number	Exhibit Name
10.37	Form of Securities Purchase Agreement between General Cannabis Corp and certain investors (incorporated by reference to Exhibit 10.3 to our Form 8-K filed December 30, 2020)
10.38

Form of Supplemental Note Exchange Agreement for 15% Note Holders between General Cannabis Corp and certain investors (incorporated by reference to Exhibit 10.4 to our Form 8-K filed December 30, 2020)

10.39	Agreement and Plan of Reorganization and Liquidation dated April 18, 2021 (Colorado) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 21, 2021)
10.40	Agreement and Plan of Reorganization and Liquidation dated April 18, 2021 (Oregon) (incorporated by reference to Exhibit 10.2 to our Form 8-K filed April 21, 2021)
10.41	Asset Purchase Agreement between General Cannabis Corp, NBC Holdings LLC and Richard Cardinal dated July 16, 2021 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 21, 2021)
10.42†	Offer Letter dated September 5, 2021 between the Company and Jessica Bast (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 10, 2021)
10.43†	Employment Agreement dated September 9, 2021 between the Company and Timothy Brown (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 10, 2021)
10.44	Form of Securities Purchase Agreement – Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 14, 2021)
10.45	Form of Warrant (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 14, 2021)
10.46	Form of ‘A’ Warrant Amendment Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 21, 2021)
10.47	Form of ‘B’ Warrant Amendment (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 21, 2021)
10.48†	Amendment to Employment Agreement dated October 1 2021 between the the Company and John Barker Dalton (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 4, 2021)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Form 10-K filed March 31, 2017)
16.1	Letter from Marcum LLP dated July 20, 2021 (incorporated by reference to our Form 8-K filed July 22, 2021)
21.1**	Subsidiaries
23.1**	Consent of Marcum LLP
23.2**	Consent of Haynie & Company
31.1**	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 of Principal Executive Officer
31.2**	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 of Principal Financial and Accounting Officer
32.1**	Certification pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 of the Principal Executive and Financial Officers
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(**)   Filed herewith.

(†)   Denotes management contract, or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Adam Hershey	Interim Chief Executive Officer	March 25, 2022
Adam Hershey

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam Hershey	Principal Executive Officer and Director	March 25, 2022
Adam Hershey

/s/ Jessica Bast	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2022
Jessica Bast

/s/ Carl J. Williams	Director	March 25, 2022
Carl J. Williams

/s/ John Barker Dalton	Director	March 25, 2022
John Barker Dalton

/s/ Richard C. Travia	Director	March 25, 2022
Richard C. Travia

/s/ Tim Brown	Director	March 25, 2022
Tim Brown