Form 10-Q
period 2022-03-31
GENERAL CANNABIS CORP
filed 2022-05-13
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2022.

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

As of May 9, 2022, there were 96,192,184 issued and outstanding shares of the Company's common stock.

GENERAL CANNABIS CORP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,651,063	$2,054,050
Accounts receivable, net of allowance of $43,000 and $61,000, respectively	69,381	80,188
Current portion of notes receivable, net of allowance of nil and $43,108, respectively	—	73,000
Inventories, net	1,182,361	1,123,083
Prepaid expenses and other current assets	166,218	149,075
Total current assets	3,069,023	3,479,396

Right-of-use operating lease asset	3,176,007	3,065,152
Property and equipment, net	662,852	680,327
Intangible assets, net	6,819,163	5,999,813
Goodwill	9,758,038	8,799,657
Total assets	$23,485,083	$22,024,345

Liabilities and Stockholders' Equity

Current liabilities
	$1,368,282	$1,170,708
Interest payable	793,585	621,085
Operating lease liability, current	745,844	721,809
Accrued stock payable	60,900	444,894
Warrant derivative liability	88,981	28,317
Notes payable - current	1,259,449	1,094,398
Total current liabilities	4,317,041	4,081,211

Operating lease liability, non-current	2,535,492	2,427,762
Notes payable - long-term (net of discount)	5,791,658	5,619,570
Related party long-term notes payable (net of discount)	292,188	288,229
Total liabilities	12,936,379	12,416,772
Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; 1,180 issued and outstanding, respectively	1,073,446	1,073,446
Common stock, $0.001 par value; 200,000,000 shares authorized; 96,192,184 shares and 89,551,993 shares issued and outstanding, respectively	96,191	89,550
Additional paid-in capital	94,060,938	92,265,392
Accumulated deficit	(84,681,871)	(83,820,815)
Total stockholders’ equity	10,548,704	9,607,573
Total liabilities and stockholders’ equity	$23,485,083	$22,024,345

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Revenue
Retail sales	$3,297,546	$—
Cultivation sales	275,762	649,333
Interest	—	14,472
Total revenue	3,573,308	663,805

Costs and expenses
Cost of sales	2,074,888	555,205
Selling, general and administrative	1,326,116	598,691
Stock-based compensation	76,117	103,932
Professional fees	281,384	262,315
Depreciation and amortization	231,846	117,681
Total costs and expenses	3,990,351	1,637,824

Operating loss	(417,043)	(974,019)

Other expenses (income)
Amortization of debt discount and equity issuance costs	214,281	68,330
Interest expense	174,351	103,056
Loss on derivative liability	60,664	1,198,744
Other expenses, net	—	1,467
Total other expenses, net	449,296	1,371,597

Net loss from continuing operations before income taxes	(866,339)	(2,345,616)

Provision for income taxes	—	—
Loss from continuing operations	(866,339)	(2,345,616)

Income (loss) from discontinued operations, net of tax	5,283	(13,452)
Net loss	$(861,056)	$(2,359,068)

Per share data - basic and diluted
Net loss from continuing operations per share	$(0.01)	$(0.04)
Net loss from discontinued operations per share	$0.00	$0.00
Net loss attributable to common stockholders per share	$(0.01)	$(0.04)
Weighted average number of common shares outstanding	95,749,505	61,563,379

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(861,056)	$(2,359,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	214,281	68,330
Depreciation and amortization	231,846	121,941
Non-cash lease expense	298,484	103,450
Bad debt expense	(5,085)	(39,463)
Loss on disposal of property and equipment	—	2,964
Loss on warrant derivative liability	60,664	1,198,744
Stock-based compensation	76,117	103,932
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	13,892	157,369
Prepaid expenses and other assets	(17,142)	367,486
Inventories	(59,278)	(48,026)
Accounts payable and accrued liabilities	370,074	(1,034,883)
Operating lease liabilities	(277,574)	(92,701)
Net cash provided by (used) in operating activities:	45,223	(1,449,925)

Cash flows from investing activities
Purchase of property and equipment	(8,571)	(264,114)
Proceeds on notes receivable	75,000	—
Acquisition of TREES MLK	(256,582)	—
Proceeds from sale of investment	—	208,761
Net cash used in investing activities	(190,153)	(55,353)

Cash flows from financing activities
Proceeds from exercise of stock options	—	135,002
Proceeds from notes payable	—	1,660,000
Payments on notes payable	(258,057)	(200,000)
Net cash provided by (used in) financing activities	(258,057)	1,595,002

Net increase (decrease) in cash and cash equivalents	(402,987)	89,724
Cash and cash equivalents, beginning of period	2,054,050	755,769
Cash and cash equivalents, end of period	$1,651,063	$845,493

Supplemental schedule of cash flow information
Cash paid for interest	$1,851	$13,705

Non-cash investing & financing activities
Operating lease right-of-use asset/Operating lease liability	$172,053	$—
Issuance of accrued stock	$383,994	$—
Cashless warrant exercise	$—	$1,557,078
Beneficial conversion feature	$—	$417,539
10% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	$—	$429,300
Issuance of common stock to a consultant	$—	$100,000

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the three months ended March 31, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2022	1,180	$1,073,446	89,551,993	$89,550	$92,265,392	$(83,820,815)	$9,607,573
Common stock issued for acquisition of Trees Waterfront LLC	—	—	1,669,537	1,670	382,324	—	383,994
Common stock issued for acquisition of Trees MLK LLC	—	—	4,970,654	4,971	1,337,105	—	1,342,076
Share-based compensation	—	—	—	—	76,117	—	76,117
Net loss	—	—	—	—	—	(861,056)	(861,056)
March 31, 2022	1,180	$1,073,446	96,192,184	$96,191	$94,060,938	$(84,681,871)	$10,548,704

	For the three months ended March 31, 2021
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2021	—	$—	60,813,673	$60,813	$75,891,414	$(74,951,436)	$1,000,791
Common stock issued to a consultant	—	—	112,359	112	99,888	—	100,000
Common stock issued upon exercise of stock options	—	—	213,860	214	134,788	—	135,002
Warrants issued with 10% Notes			—	—	429,300	—	429,300
Beneficial conversion feature			—	—	417,539	—	417,539
Cashless exercise of warrants			1,006,623	1,005	1,556,073	—	1,557,078
Share-based compensation			—	—	103,932	—	103,932
Net loss	—	—	—	—	—	(2,359,068)	(2,359,068)
March 31, 2021	—	$—	62,146,515	$62,144	$78,632,934	$(77,310,504)	$1,384,574

See Notes to condensed consolidated financial statements.

GENERAL CANNABIS CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  NATURE OF OPERATIONS, HISTORY, AND PRESENTATION

Nature of Operations

General Cannabis Corp, a Colorado Corporation (the “Company,” “we,” “us,” or “our,”) (formerly, Advanced Cannabis Solutions, Inc.), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry. We currently trade on the OTCQB® Market under the trading symbol CANN. As of March 31, 2022, our operations are segregated into the following segments:

Retail (“Retail Segment”)

Through our acquisition of TDM, LLC (“TREES Englewood”) in September 2021, our acquisition of Trees Portland, LLC, Trees Waterfront, LLC in December 2021 and our acquisition of Trees MLK, LLC in January 2022, we operate a retail dispensary store in Englewood, Colorado and three retail stores in Portland, Oregon. The Trees MLK location, located in Portland, Oregon, is currently not in operation. This location should be operational in the second quarter of 2022.

Cultivation (“Cultivation Segment”)

Through our acquisition of SevenFive Farm ("SevenFive") in May 2020, we operate a 17,000 square foot licensed light deprivation greenhouse cultivation facility.

During the three months ended March 31, 2022 and 2021, 45% and 18% of SevenFive’s revenue was with one customer, respectively.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America ("U.S. GAAP") can be condensed or omitted. The condensed consolidated balance sheet for the year ended December 31, 2021, was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2021, which were included in the annual report on Form 10-K filed by the Company on March 25, 2022.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three months ended March 31, 2022, are not necessarily indicative of the operating results for the year ending December 31, 2022, or any other interim or future periods. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result. In particular, the COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company's business and markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations, and financial condition, including revenues, expenses, reserves and allowances, fair value measurements and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

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

Going Concern

We incurred net losses of $861,056 and $2,359,068 during the three months ended March 31, 2022, and 2021, respectively, and had an accumulated deficit of $84,681,871 as of March 31, 2022. We had cash and cash equivalents of $1,651,063 and $2,054,050 as of March 31, 2022, and December 31, 2021, respectively.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. We have incurred recurring losses and negative cash flows from operations since inception and have primarily funded our operations with proceeds from the issuance of convertible debt. We expect our operating losses to continue into the foreseeable future as we continue to execute our acquisition and growth strategy.

We believe that our cash and cash equivalents as of March 31, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q due to the receipt of an additional $1.2 million of cash in September 2021 from the issuance of preferred stock and the acquisition of three dispensaries (See Note 2 for further information). We may need additional funding to support our planned investing activities. If we are unable to obtain additional funding, we would be forced to delay, reduce, or eliminate some or all of our acquisition efforts, which could adversely affect our growth plans.

Summary of Significant Accounting Policies

See our Annual Report on Form 10-K for the year ended December 31, 2021, for discussion of the Company's significant accounting policies.

Recently Issued Accounting Standards

FASB ASU 2020-06 – “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”- In June 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Accounting Standards Updates (“ASU”) also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2021, although early adoption is permitted. We adopted this ASU in the first quarter of 2022. This ASU did not have a material effect on our condensed consolidated financial statements.

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

NOTE 2. BUSINESS ACQUISITION

On September 2, 2021, we completed the acquisition of substantially all of the assets of TREES Englewood, representing a portion of the overall Trees transaction (“Trees Transaction”) previously disclosed pursuant to that certain First Amended and Restated Agreement and Plan of Reorganization and Liquidation dated May 28, 2021, by and among the Company, seller and certain other sellers party thereto, that consists of the assets relating to the Trees dispensary located in Englewood, Colorado (“Englewood Closing”). We paid $1,155,256 in cash in connection with the Englewood Closing and stock consideration of 22,380,310 shares of our Common Stock. The closing price of our common stock on September 2, 2021, the date of license transfer, was $0.47 per share, as such, fair value of consideration is $10,518,746. Further, cash equal to $1,732,884 will be paid to the seller in equal monthly installments over a period of 24 months from the Englewood Closing.

The table below reflects the Company’s estimates of the acquisition date fair values of the assets acquired:

Cash	$32,941
Fixed assets	59,335
Inventory	586,495
Tradename	5,000,000
Goodwill	7,615,913
$13,294,684

The accompanying condensed consolidated financial statements include the results of Trees Englewood from the date of acquisition for financial reporting purposes, September 2, 2021. The pro-forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2020, are as follows:

Three months ended
March 31,
2021
Total revenues	$3,135,130
Net income (loss) attributable to common stockholders	$410,591
Net income (loss) per common share	$0.00
Weighted average number of basic and diluted common shares outstanding	83,943,689

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

On December 30, 2021, we completed the acquisition of substantially all the assets of Trees Portland, LLC and Trees Waterfront, LLC, representing a portion of the overall Trees Transaction, which consists of the assets relating to certain Trees dispensaries located in Portland, Oregon ("Oregon Closing”). We paid cash in the amount of $331,581 in connection with the Oregon Closing and stock consideration of 6,423,575 shares of our Common Stock. The closing price of our common stock on December 30, 2021, the date of license transfer, was $0.23 per share, as such, fair value of consideration is $1,477,422. Further, cash equal to $497,371 will be paid to the sellers in equal monthly installments over a period of 24 months from the Oregon Closing.

The table below reflects the Company’s estimates of the acquisition date fair values of the assets acquired:

Cash	$14,568
Fixed assets	56,015
Inventory	202,046
Tradename	850,000
Goodwill	1,183,744
$2,306,373

The accompanying consolidated financial statements include the results of Trees Oregon from the date of acquisition for financial reporting purposes, December 30, 2021. The pro-forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2020, are as follows:

Three months ended
March 31,
2021
Total revenues	$1,255,095
Net income (loss) attributable to common stockholders	$50,622
Net income (loss) per common share	$0.00
Weighted average number of basic and diluted common shares outstanding	67,986,954

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

On January 5, 2022, we completed the acquisition of substantially all of the assets of Trees MLK Inc. (“MLK”), representing the remaining Oregon dispensary in connection with the overall Trees transaction. We paid cash in the amount of $256,582 and stock consideration of 4,970,654 shares of our Common Stock. The closing price of our common stock on January 5, 2022, the date of license transfer, was $0.27 per share, as such, fair value of consideration is $1,342,076. Further, cash equal to $384,873 will be paid to the sellers in equal monthly installments over a period of 24 months from the MLK closing. The dispensary is a non-operating dispensary. We will be opening the store in the second quarter of 2022.

The table below reflects the Company’s estimates of the acquisition date fair values of the assets acquired:

Fixed assets	$25,150
Tradename	1,000,000
Goodwill	958,381
$1,983,531

The accompanying consolidated financial statements include the results of Trees MLK from the date of acquisition for financial reporting purposes, January 5, 2022. The pro-forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2021, are as follows:

	Three months ended
	March 31,
	2022	2021
Total revenues	$—	$—
Net income (loss) attributable to common stockholders	$(45,587)	$(31,332)
Net income (loss) per common share	$(0.00)	$(0.00)
Weighted average number of basic and diluted common shares outstanding	96,080,882	66,534,033

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2021, or to project potential operating results as of any future date or for any future periods.

We have not completed the allocation of the purchase price for the Trees acquisition. As of March 31, 2022, the consolidated balance sheets include a preliminary allocation of fixed assets, inventory, intangible assets, and goodwill. Management anticipates completing the purchase price allocation as soon as possible, but no later than one year from the acquisition dates.

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

Assets and liabilities of discontinued operations for the Operations Segment included the following:

	March 31,	December 31,
	2022	2021
Accounts receivable, net	$—	$—
Prepaid expenses and other current assets	—	—
Current assets discontinued operations	—	—

Property and equipment, net	—	—
Noncurrent assets discontinued operations	—	—

Accounts payable and accrued expenses	—	—
Customer deposits	—	—
Current liabilities discontinued operations	$—	$—

A summary of the discontinued operations for the Operations Segment is presented as follows:

	Three months ended March 31,
	2022	2021
Product revenues	$3,438	$984,185
Service revenues
Total revenues

Cost of sales	—	840,892
Selling, general and administrative	(1,845)	151,886
Professional fees	—	599
Depreciation and amortization	—	4,260
Total costs and expenses	(1,845)	997,637
Income (loss) from discontinued operations	$5,283	$(13,452)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table provides selected information on cash flows related to discontinued operations for the Operations Segment for the three months ended March 31, 2022 and 2021.

	Three months ended
	March 31,
	2022	2021
Accounts receivables	$—	$(204,044)
Prepaid expenses and other current assets	—	487,415
Depreciation and amortization	—	4,260
Capital expenditures	—	(32,108)
Accounts payable and accrued expenses	—	(56,410)
Customer deposits	—	(35,906)

NOTE 4. INVENTORIES, NET

Our inventories consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$11,096	$13,343
Work-in-progress and finished goods	1,171,265	1,109,740
Less: Inventory reserves	—	—
Inventories, net	$1,182,361	$1,123,083

NOTE 5. LEASES

On September 2, 2021, we entered into a commercial real estate lease with a related party (see Note 11) for retail space for our dispensary in Englewood, CO, with an initial term of five years and, at our option, two additional terms of three years each. Rent is $10,000 per month with 3% annual escalations during the initial term and 4% annual escalations during the option term. We also pay our portion of real estate taxes. We determined the present value of the future lease payments using a discount rate of 20% over a 11 year term, resulting in a right-of-use asset and lease liability of $602,140 which are being applied ratably over the term of the lease. As of March 31, 2022, the balance of the right-of-use asset and lease liability was $578,227 and $591,321, respectively.

Through the acquisition of Trees Englewood, we entered into a commercial real estate lease for office space in Denver, CO. This office space is our corporate office. The lease expires in November 2022. Rent is $7,150 per month with a 3% escalation beginning in November 2021. We also pay our portion of real estate taxes. We determined the present value of the future lease payments using a discount rate of 20% over a 15-month term, resulting in a right-of-use asset and lease liability of $98,211 which are being applied ratably over the term of the lease. As of March 31, 2022, the balance of the right-of-use asset and lease liability was $54,496 and $54,724, respectively.

Through the acquisition of Trees Portland, we entered into a commercial real estate lease in Portland, OR. The lease expires in April 2027. Rent is $5,124 per month with a 5% annual escalation beginning in May 2022. The rent includes payment of property taxes. We determined the present value of the future lease payments using a discount of 20% over a 5.5-year term, resulting in a right-of-use asset and lease liability of $229,501. As of March 31, 2022, the balance of the right-of-use asset and lease liability was $219,275 and $221,586, respectively.

Through the acquisition of Trees Waterfront, we entered into a commercial real estate lease in Portland, OR. The lease has an initial term of 5 years and, at our option an additional term of 5 years. The lease expires in March 2031. Rent is $6,683 per month with a 3% annual escalation. The rent includes payment of property taxes. We determined the present value of the future lease payments using a discount rate of 20% over a 10-year term, resulting in a right-of-use asset and lease liability of $381,272. As of March 31, 2022, the balance of the right-of-use asset and lease liability was $370,529 and $373,702, respectively.

Through the acquisition of Trees MLK, we entered into a commercial real estate lease in Portland, OR. The lease has an initial term of 3 years and at our option two additional terms of 3 years each. The lease expires in July 2029. Rent is $3,150 per month with a 5% annual escalation. The rent includes payment of property taxes. We determined the present value of the future lease payments using a discount rate of 20% over a 10-year term, resulting in a right-of-use asset and lease liability of $172,053. As of March 31, 2022, the balance of the right-of-use asset and lease liability was $166,297 and $168,227, respectively.

Future remaining minimum lease payments were as follows:

Year ending December 31,	Amount
2022 (remaining nine months)	$575,503
2023	703,868
2024	721,314
2025	739,303
2026	758,193
Thereafter	5,121,992
Total	8,620,173
Less: Present value adjustment	(5,338,837)
Operating lease liability	$3,281,336

NOTE 6. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2020	$94,861	359,415
Trees Waterfront acquisition stock accrual	383,994	1,669,537
Stock issued	(33,961)	(259,415)
Balance as of December 31, 2021	$444,894	1,769,537
Stock issued	(383,994)	(1,669,537)
Balance as of March 31, 2022	$60,900	100,000

In December 2021, we completed the acquisition of Trees Waterfront. As part of the transaction, we granted 1,669,537 shares of our common stock. The stock was issued on January 6, 2022.

NOTE 7.   NOTES PAYABLE

Our notes payable consisted of the following:

	March 31,	December 31,
	2022	2021
2020 10% Notes	$6,580,000	$6,580,000
Related party note payable	320,000	320,000
Trees Acquisition Notes	2,140,461	2,013,644
Unamortized debt discount	(1,697,166)	(1,911,447)
	7,343,295	7,002,197
Less: Current portion	(1,259,449)	(1,094,398)
Long-term portion	$6,083,846	$5,907,799

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $254,400.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $131,000. We recorded amortization of debt discount expense from the 10% Notes of $21,393 for the three months ended March 31, 2022 and 2021, respectively. We determined there was no beneficial conversion feature on the 10% Notes issued in December 2020. The 10% Notes are treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $429,300. We determined that this 10% Note had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.66 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.90, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $417,539 as additional paid in capital and a debt discount and included in our consolidated statement of operations. We recorded amortization of debt discount expense from the 10% Notes issued in February 2021 of $69,603 and $28,531 for the three months ended March 31, 2022 and 2021, respectively. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 10% Warrants as of February 8, 2021, were:

Current stock price	$1.12
Exercise price	$0.56
Risk-free interest rate	0.48%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	118%

On April 20, 2021, we entered into a Securities Purchase Agreement with accredited 10% Investors, pursuant to which we issued and sold 10% Notes with an aggregate principal amount of $2,300,000 to such 10% Investors. The 10% Notes are part of an over-allotment approved by the existing noteholders in connection with the original convertible note offering of $4,600,000 consummated on December 23, 2020, and February 8, 2021. In connection with the issuance of the 10% Notes, each holder received warrants to purchase shares of our common stock equal to 20% coverage of the aggregate principal amount at $0.56 per share, except that the warrants coverage to one Investor acting as lead investor in the raise received approximately 35.5% of the aggregate principal amount invested. The 10% Notes bear interest at an annual rate of 10% and will mature on April 20, 2024. The 10% Investors have the option to convert up to 50% of the outstanding unpaid principal and accrued interest of the 10% Notes into Common Stock at a variable price of 80% of the market price but no less than $0.65 per share and no more than $1.00 per share. The 10% Warrants are exercisable at an exercise price of $0.56 per warrant.

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $810,000. We determined that these 10% Notes had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.49 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.83, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $692,500 as additional paid in capital and a debt discount and included in our consolidated statement of operations. We recorded amortization of debt discount expense from the 10% Notes issued in April 2021 of $123,285 and nil for the three months ended March 31, 2022 and 2021, respectively. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 10% Warrants as of April 20, 2021, were:

Current stock price	$0.83
Exercise price	$0.56
Risk-free interest rate	0.81%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	115%

NOTE 8. WARRANT DERIVATIVE LIABILITY

On May 31, 2019, we received gross proceeds of $3 million by issuing three million shares of our common stock and three million warrants (“2019 Warrants”) to purchase shares of our common stock (“2019 Units”) in a registered direct offering for $1.00 per 2019 Unit (collectively defined as the “2019 Capital Raise”). The 2019 Warrants, issued with the 2019 Capital Raise, are accounted for as a derivative liability. The 2019 Warrant agreements contain a cash settlement provision whereby the holders could settle the warrants for cash based on the Black-Scholes value, upon certain fundamental transactions, as defined in the 2019 Warrant agreement, which are considered outside of the control of management, such as a change of control. The original exercise price of the 2019 Warrants was $1.30 per share. The 2019 Warrants contain certain anti-dilution adjustment provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants. As a result of such subsequent issuances of securities by the Company during the fourth quarter 2019, the exercise price of the 2019 Warrants decreased to $0.45 per share and the number of shares subject to the 2019 Warrants increased to 8,666,666 shares of common stock as of December 31, 2019. In May 2020, we issued securities at a price lower than the $0.45 per share above. As a result, the exercise price of the 2019 Warrants decreased to $0.3983 per share and the number of shares subject to the 2019 Warrants increased to 9,591,614 shares of common stock.

During the first quarter of 2021 the warrant holders exercised 1,323,000 warrants into 747,208 shares of our common stock through cashless exercise. We booked an adjustment to the derivative liability of $1,523,117 as a result. As of March 31, 2022, there were 322,807 of the 2019 Warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants

	December 31,	March 31,
	2021	2022
Number of shares underlying the warrants	322,807	322,807
Fair market value of stock	$0.22	$0.46
Exercise price	$0.3983	$0.3983
Volatility	94%	103%
Risk-free interest rate	1.26%	2.42%
Warrant life (years)	2.41	2.16

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three months ended March 31,
	2022	2021
Beginning balance	$28,317	$561,368
Warrant exercise	—	(1,539,981)
Change in fair value of warrants derivative liability	60,664	1,198,744
Ending balance	$88,981	$220,131

NOTE 9.  COMMITMENTS AND CONTINGENCIES

In July 2021, we were served with a Complaint in the District Court, County of Denver, Colorado, by plaintiff 2353 SB, LLC (“Plaintiff”). We entered into a lease with Plaintiff for the premises at 2353 South Broadway, Denver, CO with a term of three (3) years to commence on November 1, 2020. Monthly lease payments were to be $12,866.66. In 2020, we made initial payments (first month’s rent and security deposit) of $39,633.32; but subsequently did not take possession of the premises and have made no further payments in respect thereof, as a direct result of the COVID-19 pandemic. The lease contains a ‘force majeure’ clause which includes a provision that neither party is liable for failure to perform its obligations under the lease which have become practicably impossible because of circumstances beyond the reasonable control of the applicable party, including ‘pandemics or outbreak of communicable disease.’

We have taken the position that our failure to take possession and make any further payments under the lease is directly related to the COVID-19 pandemic. We intend to vigorously defend this action and believe that the above-referenced force majeure clause presents a complete defense to Plaintiff’s claims. Both parties have filed motions for summary judgment, and the parties are currently awaiting the decision of the court in respect thereof.

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

From time to time, we are a party to various litigation matters incidental to the conduct of its business. We are not presently a party to any legal proceedings that would have a material adverse effect on our business, operating results, financial condition, or cash flows.

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

The Preferred Warrants have a five-year term and an exercise price per Preferred Warrant share of $1.05. The warrants contain an anti-dilution provision pursuant to which upon we do a future capital raise at less than $1.00 per share, each Preferred Investor will be granted additional Preferred Warrants on a ‘full-ratchet’ basis.

The proceeds received in the sale of the Series A Preferred totaled $1,180,000, for the issuance of 1,180 Series A Preferred, plus 354,000 warrants. The warrants were valued using a Black Scholes model, at $117,131 and per the relative fair value allocation, $1,073,446 was allocated to the Series A proceeds.

Stock-based compensation

We use the fair value method to account for stock-based compensation. We recorded $76,117 and $103,932 in compensation expense for the three months ended March 31, 2022 and 2021, respectively. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. Forfeited options result in a reversal in the period forfeited. The fair value of these instruments was calculated using the Black-Scholes option pricing method.

On September 3, 2021, we modified two employees stock options in conjunction with revised employment agreements. As a result of the modification, we recognized an additional $21,525 in compensation expense during the third quarter of 2021.

During the three months ended March 31, 2022, we granted options to purchase 125,000 common shares to directors. The options expire five years from the date of grant and vest over a period of one year. Fair value of the awards at the date of grants totaled $38,041.

The following summarizes Employee Awards activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2021	4,903,545	$1.11	5.3	$22,000
Granted	125,000	0.46
Exercised	—	—
Forfeited or expired	(112,000)	0.63
Outstanding as of March 31, 2022	4,916,545	$1.11	5.1	$127,000

Exercisable as of March 31, 2022	4,331,665	$1.19	5.3	$71,000

As of March 31, 2022, there was approximately $66,574 of total unrecognized compensation expense related to unvested employee awards, which is expected to be recognized over a weighted-average period of two months.

NOTE 11. RELATED PARTY TRANSACTIONS

On June 3, 2020, we entered into a consulting agreement with Adam Hershey, Interim Chief Executive Officer, board member and investor, pursuant to which he would act as a strategic consultant for the Company, including providing assistance with the sourcing and evaluation of merger and acquisition deals, strategic capital, and strategic partnerships or joint ventures. Mr. Hershey is paid an initial monthly rate of $8,333 for the services, subject to certain adjustments. We paid $24,999 for the three months ended March 31, 2022 and 2021, respectively.

We currently have a lease agreement with Dalton Adventures, LLC in which we rent 17,000 square feet of greenhouse space in Boulder, Colorado for $34,518 a month, of which $31,827 is base rent and $2,691 is property taxes. The owner of Dalton Adventures, LLC is a principal shareholder and board member of the Company. We incurred approximately $112,000 and $115,000 in rent expense for the three months ended March 31, 2022 and 2021, respectively. In April 2022, we amended the lease agreement with Dalton Adventures, LLC. See Note 13 for discussion.

We currently have a lease agreement with Bellewood Holdings, LLC in which we rent retail space for the Trees Englewood retail store in Englewood, Colorado for $10,000 per month. The owner of Bellewood Holdings, LLC is a principal shareholder and board member of the Company. We incurred approximately $36,000 and nil of rent expense for the three months ended March 31, 2022 and 2021, respectively.

On December 23, 2020, four of our current board members purchased senior convertible promissory notes from the Company for an aggregate amount of $320,000. These notes are included in the 10% Notes discussed in Note 7. Accrued interest earned and owed to the board members was $41,435 as of March 31, 2022.

NOTE 12.  SEGMENT INFORMATION

Our operations are organized into two segments: Retail and Cultivation. All revenue originates, and all assets are located in the United States. Segment information is presented in accordance with ASC 280, "Segments Reporting." This standard is based on a management approach that requires segmentation based upon our internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with GAAP. The following information is presented net of discontinued operations.

Three months ended March 31

2022	Retail	Cultivation	Eliminations	Total
Revenues	$3,297,544	$518,280	$(242,516)	$3,573,308
Costs and expenses	(2,593,269)	(707,549)	242,516	(3,058,301)
Segment operating income	$704,275	$(189,269)	$—	515,006
Corporate expenses				(1,381,345)
Net loss from continuing operations before income taxes				$(866,339)

2021	Cultivation	Eliminations	Total
Revenues	$649,333	$—	$649,333
Costs and expenses	(786,932)	—	(786,932)
Segment operating income	$(137,599)	$—	(137,599)
Corporate expenses			(2,208,017)
Net loss from continuing operations before income taxes			$(2,345,616)

	March 31,	December 31,
Total assets	2022	2021
Retail	$18,977,570	$16,831,580
Cultivation	3,878,742	3,483,269
Corporate	628,771	1,709,496
Total assets - segments	23,485,083	22,024,345
Intercompany eliminations	—	—
Total assets - consolidated	$23,485,083	$22,024,345

NOTE 13.  SUBSEQUENT EVENTS

On April 5, 2022, we entered into an Amendment to Lease with Dalton Farms, LLC, the landlord of our grow facility. Pursuant to the Lease Amendment, commencing April 1, 2022, base rent is decreased to $27,000 per month for the remainder of 2022. Increase in base rent become effective January 1, 2023 and are as otherwise provided for in the original lease.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related notes and MD&A appearing in our Annual Report on Form 10-K as of and for the year ended December 31, 2021. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

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

Our Products, Services, and Customers

Through our two reporting segments, Retail and Cultivation, we provide products to the regulated cannabis industry and its customers, which include the following:

Through our acquisition of TDM, LLC (“TREES Englewood”) in September 2021, our acquisition of Trees Portland, LLC, Trees Waterfront, LLC in December 2021, and our acquisition of Trees MLK, LLC in January 2022, we operate a retail dispensary store in Englewood, Colorado and three retail stores in Portland, Oregon. The Trees MLK location is currently not in operation. This location should be operational in the second quarter of 2022.

Cultivation (“Cultivation Segment”)

Through our acquisition of SevenFive Farm in May 2020, we operate a 17,000 square foot licensed light deprivation greenhouse cultivation facility.

During the three months ended March 31, 2022 and 2021, 45% and 18% of SevenFive’s revenue was with one customer, respectively.

Discontinued Operations - Operations Consulting and Products

Through Next Big Crop, we delivered comprehensive consulting services to the cannabis industry that included obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.

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

	Three months ended March 31,			Percent
	2022	2021	Change	Change
Revenues	$3,573,308	$663,805	$2,909,503	438%
Costs and expenses	(3,990,351)	(1,637,824)	(2,352,527)	144%
Other expense	(449,296)	(1,371,597)	922,301	(67)%
Net loss from continuing operations before income taxes	(866,339)	(2,345,616)	1,479,277	(63)%
Loss from discontinued operations	5,283	(13,452)	18,735	(139)%
Loss from operations before income taxes	$(861,056)	$(2,359,068)	$1,498,012	(64)%

Revenues

The addition of our Retail segment contributed to the significant increase in revenues for the three months ended March 31, 2022. See Segment discussions below for further details.

Costs and expenses

	Three months ended March 31,			Percent
	2022	2021	Change	Change
Cost of sales	$2,074,888	$555,205	$1,519,683	274%
Selling, general and administrative	1,326,116	598,691	727,425	122%
Stock-based compensation	76,117	103,932	(27,815)	(27)%
Professional fees	281,384	262,315	19,069	7%
Depreciation and amortization	231,846	117,681	114,165	97%
	$3,990,351	$1,637,824	$2,352,527	144%

Cost of sales increased year over year due to the addition of the Retail Segment in the third and fourth quarters of 2021. See Segment discussions below for further details.

Selling, general and administrative expense increased for the three months ended March 31, 2022, as compared to March 31, 2021, due to the acquisition of three dispensaries in the third and fourth quarter of 2021. This resulted in an increase in employees and an increase in rent expense.

Professional fees consist primarily of accounting and legal expenses and increased slightly for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, due to the growth of our retail segment.

Stock-based compensation included the following:

	Three months ended March 31,			Percent
	2022	2021	Change	Change
Employee awards	$76,117	$103,932	$(27,815)	(27)%
	$76,117	$103,932	$(27,815)	(27)%

Employee awards are issued under our 2020 Omnibus Incentive Plan, which was approved by shareholders on November 23, 2020, and our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015. Expense varies primarily due to the number of stock options granted and the share price on the date of grant. The decrease in expense for the three months ended March 31, 2022, as compared to March 31, 2021, is due to the decrease in the number of options we grant on a quarterly basis and an increase in forfeitures in 2021 due to the departure of our Chief Executive Officer in May 2021, and the departure of our Chief Financial Officer in September 2021.

Other Expense

	Three months ended March 31,			Percent
	2022	2021	Change	Change
Amortization of debt discount	$214,281	$68,330	$145,951	214%
Interest expense	174,351	103,056	71,295	69%
Loss (gain) on derivative liability	60,664	1,198,744	(1,138,080)	(95)%
Other expenses, net	—	1,467	(1,467)	(100)%
	$449,296	$1,371,597	$(922,301)	(67)%

Amortization of debt discount increased during the three months ended March 31, 2022, as compared to March 31, 2021, due to the senior convertible promissory notes with warrants (“10% Notes”) issued in December 2020, February 2021, and April 2021. Interest expense increased during the three months ended March 31, 2022, as compared to March 31,

2021, due to the addition of the 10% Notes with an interest rate of 10%. The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants.

Retail

	Three months ended March 31,			Percent
	2022	2021	Change	Change
Revenues	$3,297,544	$—	$3,297,544	100%
Costs and expenses	(2,593,269)	—	(2,593,269)	100%
	$704,275	$—	$704,275	100%

With the addition of the TREES Englewood dispensary on September 2, 2021, Trees Portland and Trees Waterfront on December 30, 2021, and Trees MLK on January 5, 2022, we have established our retail footprint in the Colorado and Oregon markets and have become a vertically integrated company. The Retail Segment will provide consistent positive cash flows which will significantly contribute to our working capital position.

Cultivation

	Three months ended March 31,			Percent
	2022	2021	Change	Change
Revenues	$518,280	$649,333	$(131,053)	(20)%
Costs and expenses	(707,549)	(786,932)	79,383	(10)%
	$(189,269)	$(137,599)	$(51,670)	38%

The decrease in revenues for the three months ended March 31, 2022, over prior year is due to the decrease in overall market price of flower. The decrease in gross margin is due to overall increase in expenses due to inflation.

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

In April 2021, we received $2,300,000 in cash in a private placement with certain accredited investors pursuant to the 10% Notes to be used for the acquisition of dispensaries (See Note 7 of the accompanying unaudited condensed consolidated financial statements).

In February 2021, we received $1,660,000 in cash in a private placement with certain accredited investors pursuant to the 10% Notes.

Sources and uses of cash

We had cash of $1,651,063 and $2,054,050 as of March 31, 2022, and December 31, 2021, respectively. Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$45,223	$(1,449,925)
Net cash used in investing activities	$(190,153)	$(55,353)
Net cash provided by (used in) financing activities	$(258,057)	$1,595,002

Net cash provided by (used in) operating activities decreased in 2022 due to the acquisition of TREES Englewood, Trees Portland and Trees Waterfront which provides positive operating cash flows and adjustments relating to non-cash activities.

Net cash used in investing activities for the three months ended March 31, 2022, increased from March 31, 2021, due to the purchase of, Trees MLK, Inc and the purchase of property and equipment, offset by the receipt of notes receivable.

Net cash provided by (used in) financing activities for the three months ended March 31, 2022, related to the payment on notes payable of $258,057.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2022. Part of our growth strategy, however, is to acquire operating businesses. We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is net loss.

	Three months ended March 31,
	2022	2021
Loss from operations before income taxes	$(866,339)	$(2,345,616)
Adjustment for loss from discontinued operations	(5,283)	13,452
Net loss from continuing operations before income taxes	(871,622)	(2,332,164)
Adjustments:
Stock-based compensation	76,117	103,932
Depreciation and amortization	231,846	117,681
Amortization of debt discount and equity issuance costs	214,281	68,330
Interest expense	174,351	103,056
Gain on sale of assets	—	1,467
(Gain) loss on derivative liability	60,664	1,198,744
Severance	4,731	—
Acquisition related expenses	7,500	141,580
Total adjustments	769,490	1,734,790
Adjusted EBITDA	$(102,132)	$(597,374)

Off-balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, and Note 1 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that its internal control over financial reporting was effective as of March 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In July 2021, we were served with a Complaint in the District Court, County of Denver, Colorado, by plaintiff 2353 SB, LLC (“Plaintiff”). We entered into a lease with Plaintiff for the premises at 2353 South Broadway, Denver, CO with a term of three (3) years to commence on November 1, 2020. Monthly lease payments were to be $12,866.66. In 2020, we made initial payments (first month’s rent and security deposit) of $39,633.32; but subsequently did not take possession of the premises and have made no further payments in respect thereof, as a direct result of the COVID-19 pandemic. The lease contains a ‘force majeure’ clause which includes a provision that neither party is liable for failure to perform its obligations under the lease which have become practicably impossible because of circumstances beyond the reasonable control of the applicable party, including ‘pandemics or outbreak of communicable disease.’

We have taken the position that our failure to take possession and make any further payments under the lease is directly related to the COVID-19 pandemic. We intend to vigorously defend this action and believe that the above-referenced force majeure clause presents a complete defense to Plaintiff’s claims. Both parties have filed motions for summary judgment, and the parties are currently awaiting the decision of the court in respect thereof.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

GENERAL CANNABIS CORP

Date: May 13, 2022	/s/ Adam Hershey
Adam Hershey, Interim Chief Executive Officer
Principal Executive Officer

/s/ Jessica Bast
Jessica Bast, Chief Financial Officer
Principal Financial and Accounting Officer