Form 10-K/A
period 2021-12-31
TREES Corp (Colorado)
filed 2022-08-09
CIK 1477009

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

TREES CORPORATION

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm ID: 457Auditor Name: Haynie & CompanyAuditor Location: Salt Lake City, UT

EXPLANATORY NOTE

TREES Corporation (“we”, “us”, the “Company”, or “TREES”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) for the year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022 (“Original 10-K”). In response to an SEC comment letter dated June 22, 2022, this Amendment makes certain revisions to the Original 10-K to reflect the following revision:

• Amends and expands our disclosure under Item 9A. Controls and Procedures.

In addition, as required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.

Except for the foregoing amended information, we have not updated the disclosures contained in this Form 10-K/A to reflect events that have occurred subsequent to the filing date of the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our subsequent filings with the SEC.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2021, the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

The management of TREES Corporation, with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control -- Integrated Framework (2013). Based on the assessment under COSO, management determined that our internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

ITEM 15. EXHIBITS

The following Exhibits are filed with this Report:

Exhibit Number	Exhibit Name
31.1**	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 of Principal Executive Officer
31.2**	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 of Principal Financial and Accounting Officer
32.1**	Certification pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 of the Principal Executive and Financial Officers
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(**)   Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Adam Hershey	Interim Chief Executive Officer	August 9, 2022
Adam Hershey

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam Hershey	Principal Executive Officer and Director	August 9, 2022
Adam Hershey

/s/ Jessica Bast	Chief Financial Officer (Principal Financial and Accounting Officer)	August 9, 2022
Jessica Bast

/s/ Carl J. Williams	Director	August 9, 2022
Carl J. Williams

/s/ John Barker Dalton	Director	August 9, 2022
John Barker Dalton

/s/ Richard C. Travia	Director	August 9, 2022
Richard C. Travia

/s/ Tim Brown	Director	August 9, 2022
Tim Brown