Form 10-Q
period 2022-06-30
TREES Corp (Colorado)
filed 2022-08-12
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2022.

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

As of August 9, 2022, there were 96,192,184 issued and outstanding shares of the Company's common stock.

TREES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TREES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,072,896	$2,054,050
Accounts receivable, net of allowance of $34,000 and $61,000, respectively	21,061	80,188
Current portion of notes receivable, net of allowance of nil and $43,108, respectively	—	73,000
Inventories, net	1,330,784	1,123,083
Prepaid expenses and other current assets	174,169	149,075
Total current assets	2,598,910	3,479,396

Right-of-use operating lease asset	3,005,480	3,065,152
Property and equipment, net	626,399	680,327
Intangible assets, net	2,147,246	5,999,813
Goodwill	14,612,038	8,799,657
Total assets	$22,990,073	$22,024,345

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$1,394,784	$1,170,708
Interest payable	795,811	621,085
Operating lease liability, current	677,697	721,809
Accrued stock payable	60,900	444,894
Warrant derivative liability	29,723	28,317
Notes payable - current	1,307,558	1,094,398
Total current liabilities	4,266,473	4,081,211

Operating lease liability, non-current	2,357,878	2,427,762
Notes payable - long-term (net of discount)	5,661,392	5,619,570
Related party long-term notes payable (net of discount)	296,190	288,229
Total liabilities	12,581,933	12,416,772
Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; 1,180 issued and outstanding, respectively	1,073,446	1,073,446
Common stock, $0.001 par value; 200,000,000 shares authorized; 96,192,184 shares and 89,551,993 shares issued and outstanding, respectively	96,191	89,550
Additional paid-in capital	94,103,322	92,265,392
Accumulated deficit	(84,864,819)	(83,820,815)
Total stockholders’ equity	10,408,140	9,607,573
Total liabilities and stockholders’ equity	$22,990,073	$22,024,345

See Notes to condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
Retail sales	$3,158,335	$—	$6,455,881	$—
Cultivation sales	77,392	698,608	353,154	1,347,941
Interest	—	—	—	14,472
Total revenue	3,235,727	698,608	6,809,035	1,362,413

Costs and expenses
Cost of sales	1,745,575	511,426	3,820,463	1,066,631
Selling, general and administrative	1,212,796	582,059	2,538,914	1,180,750
Stock-based compensation	42,386	(41,648)	118,501	62,284
Professional fees	237,461	353,833	518,845	616,148
Depreciation and amortization	(139,991)	72,788	91,855	190,469
Total costs and expenses	3,098,227	1,478,458	7,088,578	3,116,282

Operating income (loss)	137,500	(779,850)	(279,543)	(1,753,869)

Other expenses (income)
Amortization of debt discount and equity issuance costs	216,661	185,460	430,942	253,790
Interest expense	176,045	190,627	350,396	293,683
(Gain) loss on derivative liability	(59,258)	(102,761)	1,406	1,095,983
(Gain) loss on sale of assets	(13,000)	—	(13,000)	1,467
Total other expenses, net	320,448	273,326	769,744	1,644,923

Net loss from continuing operations before income taxes	(182,948)	(1,053,176)	(1,049,287)	(3,398,792)

Provision for income taxes	—	—	—	—
Loss from continuing operations	(182,948)	(1,053,176)	(1,049,287)	(3,398,792)

Income (loss) from discontinued operations, net of tax	—	(323,077)	5,283	(336,529)
Net loss	$(182,948)	$(1,376,253)	$(1,044,004)	$(3,735,321)

Per share data - basic and diluted
Net loss from continuing operations per share	$(0.00)	$(0.02)	$(0.01)	$(0.05)
Net loss from discontinued operations per share	$0.00	$0.00	$0.00	$(0.01)
Net loss attributable to common stockholders per share	$(0.00)	$(0.02)	$(0.01)	$(0.06)
Weighted average number of common shares outstanding	96,192,184	62,183,748	95,972,067	61,972,553

See Notes to condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(1,044,004)	$(3,735,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	430,942	253,790
Depreciation and amortization	91,855	198,988
Non-cash lease expense	447,766	206,900
Bad debt expense	1,156	(21,163)
(Gain) loss on disposal of property and equipment	(13,000)	2,967
Loss on warrant derivative liability	1,406	1,095,983
Stock-based compensation	118,501	62,284
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	55,972	(175,676)
Prepaid expenses and other assets	(25,094)	529,224
Inventories	(207,701)	(219,184)
Accounts payable and accrued liabilities	398,802	(712,362)
Operating lease liabilities	(502,090)	(185,401)
Net cash used in operating activities:	(245,489)	(2,698,971)

Cash flows from investing activities
Purchase of property and equipment	(14,210)	(327,805)
Proceeds for sale of equipment	13,000	—
Proceeds on notes receivable	75,000	433,393
Acquisition of TREES MLK	(256,582)	—
Proceeds from sale of investment	—	208,761
Net cash provided by (used in) investing activities	(182,792)	314,349

Cash flows from financing activities
Proceeds from exercise of stock options	—	181,709
Proceeds from notes payable	—	3,960,000
Payments on notes payable	(552,873)	(200,000)
Net cash provided by (used in) financing activities	(552,873)	3,941,709

Net increase (decrease) in cash and cash equivalents	(981,154)	1,557,087
Cash and cash equivalents, beginning of period	2,054,050	755,769
Cash and cash equivalents, end of period	$1,072,896	$2,312,856

Supplemental schedule of cash flow information
Cash paid for interest	$175,670	$14,266

Non-cash investing & financing activities
Operating lease right-of-use asset/Operating lease liability	$172,053	$—
Issuance of accrued stock	$383,994	$—
Cashless warrant exercise	$—	$1,557,078
Beneficial conversion feature	$—	$1,110,039
10% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	$—	$1,239,300
Issuance of common stock to a consultant	$—	$100,000

See Notes to condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the three months ended June 30, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
April 1, 2022	1,180	$1,073,446	96,192,184	$96,191	$94,060,936	$(84,681,871)	$10,548,702
Share-based compensation	—	—	—	—	42,386	—	42,386
Net loss	—	—	—	—	—	(182,948)	(182,948)
June 30, 2022	1,180	$1,073,446	96,192,184	$96,191	$94,103,322	$(84,864,819)	$10,408,140

	For the three months ended June 30, 2021
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
April 1, 2021	—	$—	62,146,515	$62,144	$78,632,934	$(77,310,504)	$1,384,574
Common stock issued upon exercise of stock options	—	—	119,760	120	46,587	—	46,707
Warrants issued with 10% Notes	—	—	—	—	810,000	—	810,000
Beneficial conversion feature	—	—	—	—	692,500	—	692,500
Stock-based compensation	—	—	—	—	(41,648)	—	(41,648)
Net loss	—	—	—	—	—	(1,376,253)	(1,376,253)
June 30, 2021	—	$—	62,266,275	$62,264	$80,140,373	$(78,686,757)	$1,515,880

	For the six months ended June 30, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2021	1,180	$1,073,446	89,551,993	$89,550	$92,265,392	$(83,820,815)	$9,607,573
Common stock issued for acquisition of Trees Waterfront LLC	—	—	1,669,537	1,670	382,324	—	383,994
Common stock issued for acquisition of Trees MLK LLC	—	—	4,970,654	4,971	1,337,105	—	1,342,076
Share-based compensation	—	—	—	—	118,501	—	118,501
Net loss	—	—	—	—	—	(1,044,004)	(1,044,004)
June 30, 2022	1,180	$1,073,446	96,192,184	$96,191	$94,103,322	$(84,864,819)	$10,408,140

	For the six months ended June 30, 2021
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2020	—	$—	60,813,673	$60,813	$75,891,414	$(74,951,436)	$1,000,791
Common stock issued to a consultant	—	—	112,359	112	99,888	—	100,000
Common stock issued upon exercise of stock options	—	—	333,620	334	181,375	—	181,709
Warrants issued with 10% Notes	—	—	—	—	1,239,300	—	1,239,300
Beneficial conversion feature	—	—	—	—	1,110,039	—	1,110,039
Cashless exercise of warrants	—	—	1,006,623	1,005	1,556,073	—	1,557,078
Stock-based compensation	—	—	—	—	62,284	—	62,284
Net loss	—	—	—	—	—	(3,735,321)	(3,735,321)
June 30, 2021	—	$—	62,266,275	$62,264	$80,140,373	$(78,686,757)	$1,515,880

See Notes to condensed consolidated financial statements.

TREES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  NATURE OF OPERATIONS, HISTORY, AND PRESENTATION

Nature of Operations

TREES Corporation, a Colorado Corporation (the “Company,” “we,” “us,” or “our,”) (formerly, General Cannabis Corp), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry. On June 8, 2022, our shareholders, upon recommendation of the Board, approved an amendment to our Amended and Restated Articles of Incorporation at our 2022 Annual Meeting of Stockholders. The amendment to our Amended and Restated Articles of Incorporation was filed with the Secretary of State of the State of Colorado on June 8, 2022 and formally changed the name of the Company to TREES Corporation. We currently trade on the OTCQB® Market under the trading symbol CANN. The trading symbol did not change with the name change. As of June 30, 2022, our operations are segregated into the following segments:

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

During the three months ended June 30, 2022 and 2021, 78% and 11% of SevenFive’s revenue was with one customer, respectively. During the six months ended June 30, 2022 and 2021, 59% and 11% was with one customer, respectively. The customer is a related party dispensary and the revenues associated with this customer is eliminated in consolidation.

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three and six months ended June 30, 2022, are not necessarily indicative of the operating results for the year ending December 31, 2022, or any other interim or future periods. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

Going Concern

We incurred net losses of $182,948 and $1,044,004 during the three and six months ended June 30, 2022, respectively, and $1,376,253 and $3,735,321 for the three and six months ended June 30, 2021, respectively, and had an accumulated deficit of $84,864,819 as of June 30, 2022. We had cash and cash equivalents of $1,072,896 and $2,054,050 as of June 30, 2022, and December 31, 2021, respectively.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. We have incurred recurring losses and negative cash flows from operations since inception and have primarily funded our operations with proceeds from the issuance of convertible debt. We expect our operating losses to continue into the foreseeable future as we continue to execute our acquisition and growth strategy. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital to support our planned investing activities. If we are unable to obtain additional funding, we would be forced to delay, reduce, or eliminate some or all of our acquisition efforts, which could adversely affect our growth plans.

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

NOTE 2. BUSINESS ACQUISITION

On September 2, 2021, we completed the acquisition of substantially all of the assets of TREES Englewood, representing a portion of the overall Trees transaction (“Trees Transaction”) previously disclosed pursuant to that certain First Amended and Restated Agreement and Plan of Reorganization and Liquidation dated May 28, 2021, by and among the Company, seller and certain other sellers party thereto, that consists of the assets relating to the Trees dispensary located in Englewood, Colorado (“Englewood Closing”). We paid $1,155,256 in cash in connection with the Englewood Closing and stock consideration of 22,380,310 shares of our Common Stock. The closing price of our common stock on September 2, 2021, the date of license transfer, was $0.47 per share, as such, fair value of consideration is $10,518,746. Further, cash equal to $1,732,884 will be paid to the seller in equal monthly installments over a period of 24 months from the Englewood Closing. As of June 30, 2022, we have completed the preliminary allocation of the purchase price. Based on the preliminary purchase price, there was an adjustment from the tradename to goodwill in the amount of $3,601,000. As of June 30, 2022, the purchase price allocation is being reviewed and is not yet completed. Management anticipates completing the final review of the purchase price allocation as soon as possible. As of June 30, 2022, the condensed consolidated balance sheet includes an allocation of cash, fixed assets, inventory, intangible assets and goodwill.

The table below reflects the Company’s estimates of the acquisition date fair values of the assets acquired:

Cash	$32,941
Fixed assets	59,335
Inventory	586,495
Tradename	1,399,000
Goodwill	11,216,913
$13,294,684

The accompanying condensed consolidated financial statements include the results of Trees Englewood from the date of acquisition for financial reporting purposes, September 2, 2021. The pro-forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2020, are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2021	2021
Total revenues	$2,944,108	$6,079,238
Net income (loss) attributable to common stockholders	$228,132	$638,723
Net income (loss) per common share	$0.00	$0.01
Weighted average number of basic and diluted common shares outstanding	84,564,058	84,352,863

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

On December 30, 2021, we completed the acquisition of substantially all the assets of Trees Portland, LLC and Trees Waterfront, LLC, representing a portion of the overall Trees Transaction, which consists of the assets relating to certain Trees dispensaries located in Portland, Oregon ("Oregon Closing”). We paid cash in the amount of $331,581 in connection with the Oregon Closing and stock consideration of 6,423,575 shares of our Common Stock. The closing price of our common stock on December 30, 2021, the date of license transfer, was $0.23 per share, as such, fair value of consideration is $1,477,422. Further, cash equal to $497,371 will be paid to the sellers in equal monthly installments over a period of 24 months from the Oregon Closing. As of June 30, 2022, we have completed the preliminary allocation of the purchase price. Based on the preliminary purchase price, there was an adjustment from the tradename to goodwill in the amount of $341,000. As of June 30, 2022, the purchase price allocation is being reviewed and is not yet completed. Management anticipates completing the final review of the purchase price allocation as soon as possible. As of June 30, 2022, the condensed consolidated balance sheet includes an allocation of cash, fixed assets, inventory, intangible assets and goodwill.

The table below reflects the Company’s estimates of the acquisition date fair values of the assets acquired:

Cash	$14,568
Fixed assets	56,015
Inventory	202,046
Tradename	509,000
Goodwill	1,524,744
$2,306,373

The accompanying consolidated financial statements include the results of Trees Oregon from the date of acquisition for financial reporting purposes, December 30, 2021. The pro-forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2020, are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2021	2021
Total revenues	$1,274,029	$2,529,124
Net income (loss) attributable to common stockholders	$15,547	$66,169
Net income (loss) per common share	$0.00	$0.00
Weighted average number of basic and diluted common shares outstanding	68,607,323	68,396,128

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

On January 5, 2022, we completed the acquisition of substantially all of the assets of Trees MLK Inc. (“MLK”), representing the remaining Oregon dispensary in connection with the overall Trees transaction. We paid cash in the amount of $256,582 and stock consideration of 4,970,654 shares of our Common Stock. The closing price of our common stock on January 5, 2022, the date of license transfer, was $0.27 per share, as such, fair value of consideration is $1,342,076. Further, cash equal to $384,873 will be paid to the sellers in equal monthly installments over a period of 24 months from the MLK closing. When we closed on MLK it was a non-operating dispensary. We opened the dispensary in the second quarter of 2022. As of June 30, 2022, we have completed the preliminary allocation of the purchase price. Based on the preliminary purchase price, there was an adjustment from the tradename to goodwill in the amount of $912,000. As of June 30, 2022, the purchase price allocation is being reviewed and is not yet completed. Management anticipates completing the final review of the purchase price allocation as soon as possible. As of June 30, 2022, the condensed consolidated balance sheet includes an allocation of fixed assets, intangible assets and goodwill.

The table below reflects the Company’s estimates of the acquisition date fair values of the assets acquired:

Fixed assets	$25,150
Tradename	88,000
Goodwill	1,870,381
$1,983,531

The accompanying consolidated financial statements include the results of Trees MLK from the date of acquisition for financial reporting purposes, January 5, 2022. The pro-forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2021, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenues	$22,419	$—	$22,419	$—
Net income (loss) attributable to common stockholders	$1,999	$(46,336)	$(43,588)	$(77,668)
Net income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average number of basic and diluted common shares outstanding	96,192,184	67,154,402	96,136,840	66,943,207

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

Assets and liabilities of discontinued operations for the Operations Segment included the following:

	June 30,	December 31,
	2022	2021
Accounts receivable, net	$—	$—
Prepaid expenses and other current assets	—	—
Current assets discontinued operations	—	—

Property and equipment, net	—	—
Noncurrent assets discontinued operations	—	—

Accounts payable and accrued expenses	—	—
Customer deposits	—	—
Current liabilities discontinued operations	$—	$—

A summary of the discontinued operations for the Operations Segment is presented as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Product revenues	$—	$53,865	$3,438	$614,301
Service revenues	—	96,129	—	519,878
Total revenues	—	149,994	3,438	1,134,179

Cost of sales	—	286,663	—	1,127,555
Selling, general and administrative	—	177,947	(1,845)	329,833
Professional fees	—	4,202	—	4,801
Depreciation and amortization	—	4,259	—	8,519
Total costs and expenses	—	473,071	(1,845)	1,470,708
Income (loss) from discontinued operations	$—	$(323,077)	$5,283	$(336,529)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table provides selected information on cash flows related to discontinued operations for the Operations Segment for the six months ended June 30, 2022 and 2021.

	Six months ended
	June 30,
	2022	2021
Accounts receivables	$—	$(75,268)
Prepaid expenses and other current assets	—	502,278
Depreciation and amortization	—	8,519
Capital expenditures	—	—
Accounts payable and accrued expenses	—	(135,305)
Customer deposits	—	(466,785)

NOTE 4. INVENTORIES, NET

Our inventories consisted of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$14,027	$13,343
Work-in-progress and finished goods	1,316,757	1,109,740
Less: Inventory reserves	—	—
Inventories, net	$1,330,784	$1,123,083

NOTE 5. LEASES

On September 2, 2021, we entered into a commercial real estate lease with a related party (see Note 11) for retail space for our dispensary in Englewood, CO, with an initial term of 5 years and, at our option, two additional terms of 3 years each. Rent is $10,000 per month with 3% annual escalations during the initial term and 4% annual escalations during the option term. We also pay our portion of real estate taxes. In June 2022, we amended the lease to amend the option to renew for two additional terms of 3 years each, amended to one additional term of 5 years. No other changes to the lease were made. We accounted for the amendment as a lease modification and remeasured the lease with an incremental borrowing rate of 20% which resulted in a decrease of $25,805 to the right-of-use operating lease asset and lease liability from the initial lease valued on September 2, 2021. We determined the present value of the future lease payments using a discount rate of 20% over a 9.25 remaining year term, resulting in a right-of-use asset and lease liability of $576,335 which are being applied ratably over the remaining term of the lease. As of June 30, 2022, the balance of the right-of-use asset and lease liability was $564,568 and $566,335, respectively.

Through the acquisition of Trees Englewood, we entered into a commercial real estate lease for office space in Denver, CO. This office space is our corporate office. The lease expires in November 2022. Rent is $7,150 per month with a 3% escalation beginning in November 2021. We also pay our portion of real estate taxes. We determined the present value of the future lease payments using a discount rate of 20% over a 15-month term, resulting in a right-of-use asset and lease liability of $98,211 which are being applied ratably over the term of the lease. As of June 30, 2022, the balance of the right-of-use asset and lease liability was $34,903 and $35,046, respectively.

Through the acquisition of Trees Portland, we entered into a commercial real estate lease in Portland, OR. The lease expires in April 2027. Rent is $5,124 per month with a 5% annual escalation beginning in May 2022. The rent includes payment of property taxes. We determined the present value of the future lease payments using a discount of 20% over a 5.5-year term, resulting in a right-of-use asset and lease liability of $229,501. As of June 30, 2022, the balance of the right-of-use asset and lease liability was $212,596 and $216,706, respectively.

Through the acquisition of Trees Waterfront, we entered into a commercial real estate lease in Portland, OR. The lease has an initial term of 5 years and, at our option an additional term of 5 years. The lease expires in March 2031. Rent is $6,683 per month with a 3% annual escalation. The rent includes payment of property taxes. We determined the present value of the future lease payments using a discount rate of 20% over a 10-year term, resulting in a right-of-use asset and lease liability of $381,272. As of June 30, 2022, the balance of the right-of-use asset and lease liability was $365,959 and $371,705, respectively.

Through the acquisition of Trees MLK, we entered into a commercial real estate lease in Portland, OR. The lease has an initial term of 3 years and at our option two additional terms of 3 years each. The lease expires in July 2029. Rent is $3,150 per month with a 5% annual escalation. The rent includes payment of property taxes. We determined the present value of the future lease payments using a discount rate of 20% over a 10-year term, resulting in a right-of-use asset and lease liability of $172,053. As of March 31, 2022, the balance of the right-of-use asset and lease liability was $163,310 and $167,170, respectively.

In April 2022, we entered into an Amendment to Lease with Dalton Farms, LLC, the landlord of our grow facility. Pursuant to the Lease Amendment, commencing April 1, 2022, base rent decreases to $27,000 per month for the remainder of 2022. Increases in base rent become effective January 1, 2023 and are as otherwise provided for in the original lease. We accounted for the amendment as a lease modification and remeasured the lease with an incremental borrowing rate of 20% which resulted in a decrease of $173,716 to the right-of-use operating lease asset and lease liability from the first amended lease valued in December 2021. We determined the present value of the future lease payments using a discount rate of 20% over a 13 remaining year term, resulting in a right-of-use asset and lease liability of $1,703,707 which are being applied ratably over the remaining term of the lease. As of June 30, 2022, the balance of the right-of-use asset and lease liability was $1,664,144 and $1,678,613, respectively.

Future remaining minimum lease payments were as follows:

Year ending December 31,	Amount
2022 (remaining six months)	$352,986
2023	656,415
2024	685,056
2025	702,501
2026	720,840
Thereafter	4,632,893
Total	7,750,691
Less: Present value adjustment	(4,715,116)
Operating lease liability	$3,035,575

NOTE 6. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2020	$94,861	359,415
Trees Waterfront acquisition stock accrual	383,994	1,669,537
Stock issued	(33,961)	(259,415)
Balance as of December 31, 2021	$444,894	1,769,537
Stock issued	(383,994)	(1,669,537)
Balance as of June 30, 2022	$60,900	100,000

In December 2021, we completed the acquisition of Trees Waterfront. As part of the transaction, we granted 1,669,537 shares of our common stock. The stock was issued on January 6, 2022.

NOTE 7.   NOTES PAYABLE

Our notes payable consisted of the following:

	June 30,	December 31,
	2022	2021
2020 10% Notes	$6,580,000	$6,580,000
Related party note payable	320,000	320,000
Trees Acquisition Notes	1,845,644	2,013,644
Unamortized debt discount	(1,480,504)	(1,911,447)
	7,265,140	7,002,197
Less: Current portion	(1,307,558)	(1,094,398)
Long-term portion	$5,957,582	$5,907,799

10% Notes

In December 2020, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement’) with certain accredited investors (the “10% Investors”), pursuant to which we issued and sold senior convertible promissory notes (the “10% Notes”) with an aggregate principal amount of $2,940,000 in exchange for payment to us by certain 10% Investors of an aggregate amount of $1,940,000 in cash, as well as cancellation of outstanding indebtedness of previously issued 15% notes in the aggregate amount of $1,000,000. In connection with the issuance of the 10% Notes, the holders of the 10% Notes received warrants (the “10% Warrants”) to purchase shares of our common stock equal to 20% coverage of the aggregate principal amount at $0.56 per share. In the aggregate, this equals 1,050,011 shares of our common stock. The 10% Notes bear interest at an annual rate of 10% and will mature on December 23, 2023. The 10% Investors have the option at any time to convert up to 50% of the outstanding unpaid principal and accrued interest of the 10% Notes into Common Stock at a variable price of 80% of the market price but no less than $0.65 per share and no more than $1.00 per share. The 10% Warrants are exercisable at an exercise price of $0.56 per warrant.

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $254,400.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $131,000. We recorded amortization of debt discount expense from the 10% Notes of $21,630 for the three months ended June 30, 2022 and 2021 and $43,023 during the six months ended June 30, 2022 and 2021. We determined there was no beneficial conversion feature on the 10% Notes issued in December 2020. The 10% Notes are treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $429,300. We determined that this 10% Note had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.66 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.90, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $417,539 as additional paid in capital and a debt discount and included in our consolidated statement of operations. We recorded amortization of debt discount expense from the 10% Notes issued in February 2021 of $70,377 for the three months ended June 30, 2022 and 2021 and $139,980 and $109,818 during the six months ended June 30, 2022 and 2021, respectively. The 10% Notes are treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $810,000. We determined that these 10% Notes had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.49 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.83, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $692,500 as additional paid in capital and a debt discount and included in our consolidated statement of operations. We recorded amortization of debt discount expense from the 10% Notes issued in April 2021 of $124,654 and $100,949 for the three months ended June 30, 2022 and 2021, respectively and $247,939 and $100,949 for the six months ended June 30, 2022 and 2021, respectively. The 10% Notes are treated as conventional debt.

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

During the first quarter of 2021 the warrant holders exercised 1,323,000 warrants into 747,208 shares of our common stock through cashless exercise. We booked an adjustment to the derivative liability of $1,523,117 as a result. As of June 30, 2022, there were 322,807 of the 2019 Warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants

	December 31,	June 30,
	2021	2022
Number of shares underlying the warrants	322,807	322,807
Fair market value of stock	$0.22	$0.23
Exercise price	$0.40	$0.40
Volatility	94%	105%
Risk-free interest rate	1.26%	3.01%
Warrant life (years)	2.41	1.92

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Beginning balance	$88,981	$236,995	$28,317	$561,368
Warrant exercise	—	—	—	(1,523,117)
Change in fair value of warrants derivative liability	(59,258)	(102,761)	1,406	1,095,983
Ending balance	$29,723	$134,234	$29,723	$134,234

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

Stock-based compensation

We use the fair value method to account for stock-based compensation. We recorded $28,886 and $(41,648) in compensation expense for the three months ended June 30, 2022 and 2021, respectively and $105,001 and $62,284 for the six months ended June 30, 2022 and 2021, respectively. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. Forfeited options result in a reversal in the period forfeited. The fair value of these instruments was calculated using the Black-Scholes option pricing method.

On September 3, 2021, we modified two employees stock options in conjunction with revised employment agreements. As a result of the modification, we recognized an additional $21,525 in compensation expense during the third quarter of 2021.

During the six months ended June 30, 2022, we granted options to purchase 250,000 common shares to directors. The options expire five years from the date of grant and vest over a period of one year. Fair value of the awards at the date of grants totaled $56,348.

The following summarizes Employee Awards activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2021	4,903,545	$1.11	5.3	$22,000
Granted	250,000	0.34
Exercised	—	—
Forfeited or expired	(216,720)	0.87
Outstanding as of June 30, 2022	4,936,825	$1.08	4.9	$23,000

Exercisable as of June 30, 2022	4,314,445	$1.19	5.1	$4,000

As of June 30, 2022, there was approximately $55,997 of total unrecognized compensation expense related to unvested employee awards, which is expected to be recognized over a weighted-average period of two months.

On April 1, 2022 we entered into a Restricted Stock Unit Agreement with four participants. The Restricted Stock Unit’s (“RSU”) were granted pursuant to our 2020 Omnibus Incentive Plan. Four separate executives were each granted 300,000 RSU’s, for a total grant of 1,200,000 RSU’s. The 300,000 RSU’s are divided into three equal tranches of 100,000 RSU’s. Each tranche of RSU will vest immediately if and upon the market price reaching a certain minimum market price of our common stock as reported on the OTCQB market. Each tranche will vest as the market price reaches $1.00, $2.00 and $3.00. Upon the RSU’s vesting, the participant will be promptly issued shares of our common stock. If there is a change in control, all unvested RSU’s granted under this agreement will become fully vested and the vested RSU’s will be paid out or settled. The fair value of these instruments is $535,976 and was calculated using the Monte Carlo model. The fair value of the RSU’s is recognized over the requisite service period. As these RSU’s do not have a service period, we used the requisite service period derived from the valuation of 10 years. The expense recognized in relation to the RSU’s for the three and six months ended June 30, 2022 was $13,500. As of June 30, 2022, none of the RSU’s have vested.

NOTE 11. RELATED PARTY TRANSACTIONS

On June 3, 2020, we entered into a consulting agreement with Adam Hershey, Interim Chief Executive Officer, board member and investor, pursuant to which he would act as a strategic consultant for the Company, including providing assistance with the sourcing and evaluation of merger and acquisition deals, strategic capital, and strategic partnerships or joint ventures. Mr. Hershey is paid an initial monthly rate of $8,333 for the services, subject to certain adjustments. We paid $24,999 for the three months ended June 30, 2022 and 2021 and $49,998 for the six months ended June 30, 2022 and 2021.

We currently have a lease agreement with Dalton Adventures, LLC in which we rent 17,000 square feet of greenhouse space in Boulder, Colorado for $29,691 a month, of which $27,000 is base rent and $2,691 is property taxes. The owner of Dalton Adventures, LLC is a principal shareholder and board member of the Company. We have paid approximately $89,073 and $115,000 in rent for the three months ended June 30, 2022 and 2021, respectively and $192,627 and $230,000 in rent for the six months ended June 30, 2022 and 2021, respectively.

We had a lease agreement with Bellewood Holdings, LLC in which we rented retail space for the Trees Englewood retail store in Englewood, Colorado for $11,287 per month, of which $10,000 is base rent and $1,287 is property taxes. The owner of Bellewood Holdings, LLC is a principal shareholder and board member of the Company. In June 2022, the building was sold to an unrelated party. We paid approximately $22,574 and nil of rent expense for the three months ended June 30, 2022 and 2021, respectively and $52,287 and nil for the six months ended June 30, 2022 and 2021, respectively.

On December 23, 2020, four of our current board members purchased senior convertible promissory notes from the Company for an aggregate amount of $320,000. These notes are included in the 10% Notes discussed in Note 7. Accrued interest earned and owed to the board members was $37,344 as of June 30, 2022.

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

Three months ended June 30,

2022	Retail	Cultivation	Eliminations	Total
Revenues	$3,158,335	$349,338	$(271,946)	$3,235,727
Costs and expenses	(2,162,644)	(414,732)	271,946	(2,305,430)
Segment operating income	$995,691	$(65,394)	$—	930,297
Corporate expenses				(1,113,245)
Net loss from continuing operations before income taxes				$(182,948)

2021	Cultivation	Eliminations	Total
Revenues	$698,608	$—	$698,608
Costs and expenses	(677,715)	6,094	(671,621)
Segment operating income	$20,893	$6,094	26,987
Corporate expenses			(1,080,163)
Net loss from continuing operations before income taxes			$(1,053,176)

Six months ended June 30,

2022	Retail	Cultivation	Eliminations	Total
Total revenues	$6,455,879	$867,618	$(514,462)	$6,809,035
Costs and expenses	(4,755,913)	(1,122,281)	514,462	(5,363,732)
Operating (loss) income	$1,699,966	$(254,663)	$—	1,445,303
Corporate expenses				(2,494,590)
Net loss from continuing operations before income taxes				$(1,049,287)

2021	Cultivation	Eliminations	Total
Total revenues	$1,347,941	—	$1,347,941
Costs and expenses	(1,475,423)	16,870	(1,458,553)
Operating income	$(127,482)	$16,870	(110,612)
Corporate expenses			(3,288,180)
Net loss from continuing operations before income taxes			$(3,398,792)

	June 30,	December 31,
Total assets	2022	2021
Retail	$19,109,330	$16,831,580
Cultivation	3,700,433	3,634,406
Corporate	216,013	1,709,496
Total assets - segments	23,025,776	22,175,482
Intercompany eliminations	(35,703)	(151,137)
Total assets - consolidated	$22,990,073	$22,024,345

NOTE 13.  SUBSEQUENT EVENTS

We performed an evaluation of subsequent events through the date of filing of these condensed consolidated financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements.

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

When this report uses the words “we,” “us,” or “our,” and the “Company,” they refer to TREES Corporation (formerly, “General Cannabis Corp”).

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

During the three months ended June 30, 2022 and 2021, 78% and 11% of SevenFive’s revenue was with one customer, respectively. During the six months ended June 30, 2022 and 2021, 59% and 11% was with one customer, respectively. The customer is a related party dispensary and the revenues associated with this customer is eliminated in consolidation.

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

	Three months ended June 30,			Percent
	2022	2021	Change	Change
Revenues	$3,235,727	$698,608	$2,537,119	363%
Costs and expenses	(3,098,227)	(1,478,458)	(1,619,769)	110%
Other expense	(320,448)	(273,326)	(47,122)	17%
Net loss from continuing operations before income taxes	(182,948)	(1,053,176)	870,228	(83)%
Loss from discontinued operations	—	(323,077)	323,077	(100)%
Loss from operations before income taxes	$(182,948)	$(1,376,253)	$1,193,305	(87)%

	Six months ended June 30,			Percent
	2022	2021	Change	Change
Revenues	$6,809,035	$1,362,413	$5,446,622	400%
Costs and expenses	(7,088,578)	(3,116,282)	(3,972,296)	127%
Other expense	(769,744)	(1,644,923)	875,179	(53)%
Net loss from continuing operations before income taxes	(1,049,287)	(3,398,792)	2,349,505	(69)%
Loss from discontinued operations	5,283	(336,529)	341,812	(102)%
Loss from operations before income taxes	$(1,044,004)	$(3,735,321)	$2,691,317	(72)%

Revenues

The addition of our Retail segment contributed to the significant increase in revenues for the three and six months ended June 30, 2022. See Segment discussions below for further details.

Costs and expenses

	Three months ended June 30,			Percent
	2022	2021	Change	Change
Cost of sales	$1,745,575	$511,426	$1,234,149	241%
Selling, general and administrative	1,212,796	582,059	630,737	108%
Stock-based compensation	42,386	(41,648)	84,034	(202)%
Professional fees	237,461	353,833	(116,372)	(33)%
Depreciation and amortization	(139,991)	72,788	(212,779)	(292)%
	$3,098,227	$1,478,458	$1,619,769	110%

	Six months ended June 30,			Percent
	2022	2021	Change	Change
Cost of sales	$3,820,463	$1,066,631	$2,753,832	258%
Selling, general and administrative	2,538,914	1,180,750	1,358,164	115%
Stock-based compensation	118,501	62,284	56,217	90%
Professional fees	518,845	616,148	(97,303)	(16)%
Depreciation and amortization	91,855	190,469	(98,614)	(52)%
	$7,088,578	$3,116,282	$3,972,296	127%

Cost of sales increased for the three and six months ended June 30, 2022 due to the addition of the Retail Segment in the third and fourth quarters of 2021. See Segment discussions below for further details.

Selling, general and administrative expense increased for the three and six months ended June 30, 2022, as compared to June 30, 2021, due to the acquisition of three dispensaries in the third and fourth quarter of 2021 and one additional dispensary in the first quarter of 2022. This resulted in an increase in employees and an increase in rent expense.

Professional fees consist primarily of accounting and legal expenses and decreased slightly for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, due to a concentrated effort on reduction of expenses.

Stock-based compensation included the following:

	Three months ended June 30,			Percent
	2022	2021	Change	Change
Employee awards	$42,386	$(41,648)	$84,034	(202)%
	$42,386	$(41,648)	$84,034	(202)%

	Six months ended June 30,			Percent
	2022	2021	Change	Change
Employee awards	$118,501	$62,284	$56,217	90%
	$118,501	$62,284	$56,217	90%

Employee awards are issued under our 2020 Omnibus Incentive Plan, which was approved by shareholders on November 23, 2020, and our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015. Expense varies primarily due to the number of stock options granted and the share price on the date of grant. The increase in expense for the three and six months ended June 30, 2022, as compared to June 30, 2021, is due to the increase in forfeitures in 2021 due to the departure of our Chief Executive Officer in May 2021, and the departure of our Chief Financial Officer in September 2021.

Other Expense

	Three months ended June 30,			Percent
	2022	2021	Change	Change
Amortization of debt discount	$216,661	$185,460	$31,201	17%
Interest expense	176,045	190,627	(14,582)	(8)%
(Gain) loss on derivative liability	(59,258)	(102,761)	43,503	(42)%
Gain on sale of assets	(13,000)	—	(13,000)	(100)%
	$320,448	$273,326	$47,122	17%

	Six months ended June 30,			Percent
	2022	2021	Change	Change
Amortization of debt discount	$430,942	$253,790	$177,152	70%
Interest expense	350,396	293,683	56,713	19%
Loss (gain) on derivative liability	1,406	1,095,983	(1,094,577)	(100)%
(Gain) loss on sale of assets	(13,000)	1,467	(14,467)	(986)%
	$769,744	$1,644,923	$(875,179)	(53)%

Amortization of debt discount increased during the three and six months ended June 30, 2022, as compared to June 30, 2021, due to the senior convertible promissory notes with warrants (“10% Notes”) issued in December 2020, February 2021, and April 2021. Interest expense increased during the three and six months ended June 30, 2022, as compared to June 30, 2021, due to the addition of the 10% Notes with an interest rate of 10%. The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants.

Retail

	Three months ended June 30,			Percent
	2022	2021	Change	Change
Revenues	$3,158,335	$—	$3,158,335	100%
Costs and expenses	(2,162,644)	—	(2,162,644)	100%
	$995,691	$—	$995,691	100%

	Six months ended June 30,			Percent
	2022	2021	Change	Change
Revenues	$6,455,879	$—	$6,455,879	100%
Costs and expenses	(4,755,913)	—	(4,755,913)	100%
Segment operating income	$1,699,966	$—	$1,699,966	100%

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

Cultivation

	Three months ended June 30,			Percent
	2022	2021	Change	Change
Revenues	$349,338	$698,608	$(349,270)	(50)%
Costs and expenses	(414,732)	(677,715)	262,983	(39)%
	$(65,394)	$20,893	$(86,287)	(413)%

	Six months ended June 30,			Percent
	2022	2021	Change	Change
Revenues	$867,618	$1,347,941	$(480,323)	(36)%
Costs and expenses	(1,122,281)	(1,475,423)	353,142	(24)%
	$(254,663)	$(127,482)	$(127,181)	100%

The decrease in revenues for the three and six months ended June 30, 2022, over prior year is due to the decrease in overall market price of flower. The decrease in gross margin is due to overall increase in expenses due to inflation.

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

In February 2021, we received $1,660,000 in cash in a private placement with certain accredited investors pursuant to the 10% Notes (See Note 7 of the accompanying unaudited condensed consolidated financial statements).

Sources and uses of cash

We had cash of $1,072,896 and $2,054,050 as of June 30, 2022, and December 31, 2021, respectively. Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(245,489)	$(2,698,971)
Net cash provided by (used in) investing activities	$(182,792)	$314,349
Net cash provided by (used in) financing activities	$(552,873)	$3,941,709

Net cash used in operating activities decreased in 2022 due to the acquisition of TREES Englewood, Trees Portland, Trees Waterfront and Trees MLK which provides positive operating cash flows and adjustments relating to non-cash activities.

Net cash provided by (used in) investing activities for the six months ended June 30, 2022, increased from June 30, 2021, due to the purchase of, Trees MLK, Inc and the purchase of property and equipment, offset by the receipt of notes receivable.

Net cash provided by (used in) financing activities for the six months ended June 30, 2022, related to the payment on notes payable of $552,873.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2022. Part of our growth strategy, however, is to acquire operating businesses. We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is net loss.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Loss from operations before income taxes	$(182,948)	$(1,376,253)	$(1,049,287)	$(3,735,321)
Adjustment for loss from discontinued operations	—	323,077	(5,283)	336,529
Net loss from continuing operations before income taxes	(182,948)	(1,053,176)	(1,054,570)	(3,398,792)
Adjustments:
Stock-based compensation	42,386	(41,648)	118,501	62,284
Depreciation and amortization	(139,991)	72,788	91,855	190,469
Amortization of debt discount and equity issuance costs	216,661	185,460	430,942	253,790
Interest expense	176,045	190,627	350,396	293,683
Gain on sale of assets	(13,000)	—	(13,000)	1,467
(Gain) loss on derivative liability	(59,258)	(102,761)	1,406	1,095,983
Severance	—	—	4,731	—
Acquisition related expenses	19,563	48,029	27,063	83,659
Total adjustments	242,406	352,495	1,011,894	1,981,335
Adjusted EBITDA	$59,458	$(700,681)	$(42,676)	$(1,417,457)

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the

Exchange Act, which have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1	Amendment to Amended and Restated Articles of Incorporation effective June 8, 2022 (incorporated by reference to Exhibit 3.1 of our Form 8-K filed on June 14, 2022).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREES CORPORATION

Date: August 12, 2022	/s/ Adam Hershey
Adam Hershey, Interim Chief Executive Officer
Principal Executive Officer

/s/ Jessica Bast
Jessica Bast, Chief Financial Officer
Principal Financial and Accounting Officer