Form 10-Q
period 2022-09-30
TREES Corp (Colorado)
filed 2022-11-14
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2022.

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

As of November 7, 2022, there were 96,192,184 issued and outstanding shares of the Company's common stock.

TREES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TREES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,964,660	$2,054,050
Restricted cash	4,037,500	—
Accounts receivable, net of allowance of $38,000 and $61,000, respectively	165,217	80,188
Current portion of notes receivable, net of allowance of nil and $43,108, respectively	—	73,000
Inventories, net	1,201,293	1,123,083
Prepaid expenses and other current assets	168,553	149,075
Total current assets	7,537,223	3,479,396

Right-of-use operating lease asset	2,951,736	3,065,152
Property and equipment, net	606,474	680,327
Intangible assets, net	2,087,946	5,999,813
Goodwill	14,612,038	8,799,657
Total assets	$27,795,417	$22,024,345

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$2,195,532	$1,170,708
Interest payable	63,000	621,085
Income tax payable	254,000	—
Operating lease liability, current	663,883	721,809
Accrued stock payable	60,900	444,894
Accrued dividends	70,800	—
Warrant derivative liability	13,358	28,317
Notes payable - current	1,307,569	1,094,398
Total current liabilities	4,629,042	4,081,211

Operating lease liability, non-current	2,343,362	2,427,762
Notes payable - long-term (net of discount)	12,146,691	5,619,570
Related party long-term notes payable (net of discount)	332,204	288,229
Total liabilities	19,451,299	12,416,772

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; 1,180 issued and outstanding, respectively	1,073,446	1,073,446
Common stock, $0.001 par value; 200,000,000 shares authorized; 96,192,184 shares and 89,551,993 shares issued and outstanding, respectively	96,192	89,552
Additional paid-in capital	94,814,583	92,265,390
Accumulated deficit	(87,640,103)	(83,820,815)
Total stockholders’ equity	8,344,118	9,607,573
Total liabilities and stockholders’ equity	$27,795,417	$22,024,345

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue
Retail sales	$3,080,778	$855,841	$9,536,659	$855,841
Cultivation sales	96,399	809,801	449,553	2,157,742
Interest	—	—	—	14,472
Total revenue	3,177,177	1,665,642	9,986,212	3,028,055

Costs and expenses
Cost of sales	2,036,532	1,473,209	5,856,995	2,539,840
Selling, general and administrative	1,462,902	672,981	4,001,816	1,853,731
Stock-based compensation	38,460	131,836	156,961	194,120
Professional fees	197,565	144,289	716,410	760,437
Depreciation and amortization	98,915	115,355	190,770	305,824
Total costs and expenses	3,834,374	2,537,670	10,922,952	5,653,952

Operating loss	(657,197)	(872,028)	(936,740)	(2,625,897)

Other expenses (income)
Amortization of debt discount	1,285,392	216,516	1,716,334	470,306
Interest expense	213,833	150,503	564,229	444,186
Loss on extinguishment of debt	310,622	233,374	310,622	233,374
(Gain) loss on derivative liability	(16,365)	(52,452)	(14,959)	1,043,531
Gain on sale of assets	—	(132,979)	(13,000)	(131,512)
Total other expenses, net	1,793,482	414,962	2,563,226	2,059,885

Net loss from continuing operations before income taxes	(2,450,679)	(1,286,990)	(3,499,966)	(4,685,782)

Provision for income taxes	254,000	—	254,000	—
Loss from continuing operations	(2,704,679)	(1,286,990)	(3,753,966)	(4,685,782)

Income (loss) from discontinued operations, net of tax	195	(40,605)	5,478	(377,134)
Net loss	$(2,704,484)	$(1,327,595)	$(3,748,488)	$(5,062,916)

Accrued preferred stock dividend	(70,800)	—	(70,800)	—

Net loss attributable to common stockholders	$(2,775,284)	$(1,327,595)	$(3,819,288)	$(5,062,916)

Per share data - basic and diluted
Net loss from continuing operations per share	$(0.03)	$(0.02)	$(0.04)	$(0.07)
Net loss from discontinued operations per share	$0.00	$0.00	$0.00	$(0.01)
Net loss attributable to common stockholders per share	$(0.03)	$(0.02)	$(0.04)	$(0.08)
Weighted average number of common shares outstanding	96,192,184	69,122,293	96,046,246	64,381,989

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(3,748,488)	$(5,062,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	1,716,334	470,306
Depreciation and amortization	190,770	317,183
Loss on extinguishment of debt	310,622	233,374
Non-cash lease expense	670,685	364,520
Bad debt recovery	(10,280)	(44,163)
(Gain) loss on disposal of property and equipment	(13,000)	1,467
Loss on warrant derivative liability	(14,959)	1,043,531
Stock-based compensation	156,961	194,120
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(76,749)	258,811
Prepaid expenses and other assets	(19,478)	559,073
Inventories	(78,210)	72,711
Income taxes	254,000	—
Accounts payable and accrued liabilities	466,744	(566,932)
Operating lease liabilities	(699,595)	(330,215)
Net cash used in operating activities:	(894,643)	(2,489,130)

Cash flows from investing activities
Purchase of property and equipment	(33,903)	(323,879)
Proceeds for sale of equipment	13,000	208,761
Proceeds on notes receivable	75,000	433,393
Acquisition of TDM, LLC	—	(1,122,015)
Acquisition of TREES MLK	(256,582)	—
Net proceeds from sale of Next Big Crop	—	(132,979)
Net cash used in investing activities	(202,485)	(936,719)

Cash flows from financing activities
Proceeds from exercise of stock options	—	194,634
Proceeds from preferred stock offering	—	1,180,000
Proceeds from notes payable	9,912,250	3,960,000
Payments on notes payable	(4,867,012)	(200,000)
Net cash provided by financing activities	5,045,238	5,134,634

Net increase in cash and cash equivalents	3,948,110	1,708,785
Cash and cash equivalents, beginning of period	2,054,050	755,769
Cash and cash equivalents, end of period	$6,002,160	$2,464,554

Supplemental schedule of cash flow information
Cash paid for interest	$1,122,314	$16,224

Non-cash investing & financing activities
Operating lease right-of-use asset/Operating lease liability	$172,053	$700,351
Issuance of accrued stock	$383,994	$—
12% Warrants recorded as a debt discount and additional paid-in capital	$569,223	$—
12% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	$103,577	$—
Accrued dividends on preferred stock	$70,800	$—
Cashless warrant exercise	$—	$1,557,078
Beneficial conversion feature	$—	$1,110,039
10% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	$—	$1,239,300
Issuance of common stock to a consultant	$—	$120,142

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the three months ended September 30, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
July 1, 2022	1,180	$1,073,446	96,192,184	$96,192	$94,103,321	$(84,864,819)	$10,408,140
Warrants issued with 12% Notes	—	—	—	—	672,802	—	672,802
Share-based compensation	—	—	—	—	38,460	—	38,460
Dividends on preferred stock	—	—	—	—	—	(70,800)	(70,800)
Net loss	—	—	—	—	—	(2,704,484)	(2,704,484)
September 30, 2022	1,180	$1,073,446	96,192,184	$96,192	$94,814,583	$(87,640,103)	$8,344,118

	For the three months ended September 30, 2021
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
July 1, 2021	—	$—	62,266,275	$62,264	$80,140,373	$(78,686,757)	$1,515,880
Common stock issued upon exercise of stock options	—	—	33,140	33	12,892	—	12,925
Common stock issued to a consultant	—	—	34,140	34	20,108	—	20,142
Common stock issued for acquisition of TDM, LLC	—	—	22,380,310	22,380	10,384,464	—	10,406,844
Preferred shares issued	1,180	1,073,446	—	—	—	—	1,073,446
Warrants issued with preferred stock	—	—	—	—	106,554	—	106,554
Modification of Warrants	—	—	—	—	233,374	—	233,374
Modification of Options	—	—	—	—	21,525	—	21,525
Stock-based compensation	—	—	—	—	110,311	—	110,311
Net loss	—	—	—	—	—	(1,327,595)	(1,327,595)
September 30, 2021	1,180	$1,073,446	84,713,865	$84,711	$91,029,601	$(80,014,352)	$12,173,406

	For the nine months ended September 30, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2022	1,180	$1,073,446	89,551,993	$89,551	$92,265,391	$(83,820,815)	$9,607,573
Common stock issued for acquisition of Trees Waterfront LLC	—	—	1,669,537	1,670	382,324	—	383,994
Common stock issued for acquisition of Trees MLK LLC	—	—	4,970,654	4,971	1,337,105	—	1,342,076
Warrants issued with 12% Notes	—	—	—	—	672,802	—	672,802
Share-based compensation	—	—	—	—	156,961	—	156,961
Dividends on preferred stock	—	—	—	—	—	(70,800)	(70,800)
Net loss	—	—	—	—	—	(3,748,488)	(3,748,488)
September 30, 2022	1,180	$1,073,446	96,192,184	$96,192	$94,814,583	$(87,640,103)	$8,344,118

	For the nine months ended September 30, 2021
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2021	—	$—	60,813,673	$60,813	$75,891,414	$(74,951,436)	$1,000,791
Common stock issued to a consultant	—	—	146,499	146	119,996	—	120,142
Common stock issued upon exercise of stock options	—	—	366,760	367	194,267	—	194,634
Common stock issued for acquisition of TDM, LLC	—	—	22,380,310	22,380	10,384,464	—	10,406,844
Warrants issued with 10% Notes	—	—	—	—	1,239,300	—	1,239,300
Beneficial conversion feature	—	—	—	—	1,110,039	—	1,110,039
Cashless exercise of warrants	—	—	1,006,623	1,005	1,556,073	—	1,557,078
Stock-based compensation	—	—	—	—	172,595	—	172,595
Preferred shares issued	1,180	1,073,446	—	—	—	—	1,073,446
Warrants issued with preferred stock	—	—	—	—	106,554	—	106,554
Modification of Warrants	—	—	—	—	233,374	—	233,374
Modification of Options	—	—	—	—	21,525	—	21,525
Net loss	—	—	—	—	—	(5,062,916)	(5,062,916)
September 30, 2021	1,180	$1,073,446	84,713,865	$84,711	$91,029,601	$(80,014,352)	$12,173,406

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  NATURE OF OPERATIONS, HISTORY, AND PRESENTATION

Nature of Operations

TREES Corporation, a Colorado Corporation (the “Company,” “we,” “us,” or “our,”) (formerly, General Cannabis Corp), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry. On June 8, 2022, our shareholders, upon recommendation of the Board, approved an amendment to our Amended and Restated Articles of Incorporation at our 2022 Annual Meeting of Stockholders. The amendment to our Amended and Restated Articles of Incorporation was filed with the Secretary of State of the State of Colorado on June 8, 2022 and formally changed the name of the Company to TREES Corporation. As of September 30, 2022, our operations are segregated into the following segments:

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America ("U.S. GAAP") can be condensed or omitted. The condensed consolidated balance sheet for the year ended December 31, 2021, was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2021, which were included in the annual report on Form 10-K filed by the Company on March 25, 2022.

In the opinion of management, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results for the year ending December 31, 2022, or any other interim or future periods. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result. In particular, the COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company's business and markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations, and financial condition, including revenues, expenses, reserves and allowances, fair value measurements and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consisted primarily of cash, accounts receivable and revenue.

Customer and Revenue Concentrations

During the three months ended September 30, 2022 and 2021, 79% and 24% of SevenFive’s revenue was with one and two customers, respectively. During the nine months ended September 30, 2022 and 2021, 66% and 12% was with one customer, respectively. The customer in 2022 is a related party dispensary and the revenues associated with this customer is eliminated in consolidation.

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

On January 1, 2021, we discontinued our investments segment. As this is not a materially significant segment, we have not shown the effects of the discontinued segment separately in the financial statements.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows.

Going Concern

We incurred net losses of $2,704,484 and $3,748,488 during the three and nine months ended September 30, 2022, respectively, and $1,327,595 and $5,062,916 for the three and nine months ended September 30, 2021, respectively, and had an accumulated deficit of $87,640,103 as of September 30, 2022. We had cash and cash equivalents of $1,964,660 and $2,054,050 as of September 30, 2022, and December 31, 2021, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. We have incurred recurring losses and negative cash flows from operations since inception and have primarily funded our operations with proceeds from the issuance of convertible debt. We expect our operating losses to continue into the foreseeable future as we continue to execute our acquisition and growth strategy. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently Issued Accounting Standards

FASB ASU 2020-06 – “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”- In June 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Accounting Standards Updates (“ASU”) also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

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

NOTE 2. BUSINESS ACQUISITION

On September 2, 2021, we completed the acquisition of substantially all of the assets of TREES Englewood, representing a portion of the overall Trees transaction (“Trees Transaction”) previously disclosed pursuant to that certain First Amended and Restated Agreement and Plan of Reorganization and Liquidation dated May 28, 2021, by and among the Company, seller and certain other sellers party thereto, that consists of the assets relating to the Trees dispensary located in Englewood, Colorado (“Englewood Closing”). We paid $1,155,256 in cash in connection with the Englewood Closing and stock consideration of 22,380,310 shares of our Common Stock. The closing price of our common stock on September 2, 2021, the date of license transfer, was $0.47 per share, as such, fair value of consideration is $10,518,746. Further, cash equal to $1,732,884 will be paid to the seller in equal monthly installments over a period of 24 months from the Englewood Closing. As of September 30, 2022, we have completed the allocation of the purchase price. Based on the completed purchase price, there was an adjustment from the tradename to goodwill in the amount of

$3,601,000. As of September 30, 2022, the unaudited condensed consolidated balance sheet includes an allocation of cash, fixed assets, inventory, intangible assets and goodwill.

The table below reflects the Company’s estimates of the acquisition date fair values of the assets acquired:

Cash	$32,941
Fixed assets	59,335
Inventory	586,495
Tradename	1,399,000
Goodwill	11,216,913
$13,294,684

The accompanying unaudited condensed consolidated financial statements include the results of Trees Englewood from the date of acquisition for financial reporting purposes, September 2, 2021. The pro-forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2020, are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2021	2021
Total revenues	$2,766,183	$8,847,507
Net income (loss) attributable to common stockholders	$254,862	$749,341
Net income (loss) per common share	$0.00	$0.01
Weighted average number of basic and diluted common shares outstanding	84,691,204	84,384,904

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

On December 30, 2021, we completed the acquisition of substantially all the assets of Trees Portland, LLC and Trees Waterfront, LLC, representing a portion of the overall Trees Transaction, which consists of the assets relating to certain Trees dispensaries located in Portland, Oregon ("Oregon Closing”). We paid cash in the amount of $331,581 in connection with the Oregon Closing and stock consideration of 6,423,575 shares of our Common Stock. The closing price of our common stock on December 30, 2021, the date of license transfer, was $0.23 per share, as such, fair value of consideration is $1,477,422. Further, cash equal to $497,371 will be paid to the sellers in equal monthly installments over a period of 24 months from the Oregon Closing. As of September 30, 2022, we have completed the allocation of the purchase price. Based on the purchase price, there was an adjustment from the tradename to goodwill in the amount of $341,000. As of September 30, 2022, the condensed consolidated balance sheet includes an allocation of cash, fixed assets, inventory, intangible assets and goodwill.

The table below reflects the Company’s estimates of the acquisition date fair values of the assets acquired:

Cash	$14,568
Fixed assets	56,015
Inventory	202,046
Tradename	509,000
Goodwill	1,524,744
$2,306,373

The accompanying unaudited condensed consolidated financial statements include the results of Trees Oregon from the date of acquisition for financial reporting purposes, December 30, 2021. The pro-forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2020, are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2021	2021
Total revenues	$450,296	$1,190,985
Net income (loss) attributable to common stockholders	$93,796	$153,612
Net income (loss) per common share	$0.00	$0.00
Weighted average number of basic and diluted common shares outstanding	75,545,868	70,805,564

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

On January 5, 2022, we completed the acquisition of substantially all of the assets of Trees MLK Inc. (“MLK”), representing the remaining Oregon dispensary in connection with the overall Trees transaction. We paid cash in the amount of $256,582 and stock consideration of 4,970,654 shares of our Common Stock. The closing price of our common stock on January 5, 2022, the date of license transfer, was $0.27 per share, as such, fair value of consideration is $1,342,076. Further, cash equal to $384,873 will be paid to the sellers in equal monthly installments over a period of 24 months from the MLK closing. When we closed on MLK it was a non-operating dispensary. We opened the dispensary in the second quarter of 2022. As of September 30, 2022, we have completed the allocation of the purchase price. Based on the purchase price, there was an adjustment from the tradename to goodwill in the amount of $912,000. As of September 30, 2022, the unaudited condensed consolidated balance sheet includes an allocation of fixed assets, intangible assets and goodwill.

The table below reflects the Company’s estimates of the acquisition date fair values of the assets acquired:

Fixed assets	$25,150
Tradename	88,000
Goodwill	1,870,381
$1,983,531

The accompanying unaudited condensed consolidated financial statements include the results of Trees MLK from the date of acquisition for financial reporting purposes, January 5, 2022. The pro-forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2021, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenues	$69,161	$—	$91,579	$—
Net income (loss) attributable to common stockholders	$(51,105)	$(29,022)	$(94,693)	$(106,691)
Net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of basic and diluted common shares outstanding	96,192,184	74,092,947	96,155,491	69,352,643

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

A summary of the discontinued operations for the Operations Segment is presented as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Product revenues	$—	$463	$3,438	$614,764
Service revenues	—	4,116	—	523,994
Total revenues	—	4,579	3,438	1,138,758

Cost of sales	—	29,480	—	1,157,035
Selling, general and administrative	(195)	12,721	(2,040)	342,554
Professional fees	—	143	—	4,944
Depreciation and amortization	—	2,840	—	11,359
Total costs and expenses	(195)	45,184	(2,040)	1,515,892
Income (loss) from discontinued operations	$195	$(40,605)	$5,478	$(377,134)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table provides selected information on cash flows related to discontinued operations for the Operations Segment for the nine months ended September 30, 2022 and 2021.

	Nine months ended
	September 30,
	2022	2021
Accounts receivables	$—	$183,364
Prepaid expenses and other current assets	—	519,274
Depreciation and amortization	—	231
Capital expenditures	—	—
Accounts payable and accrued expenses	—	—
Customer deposits	—	—

NOTE 4. INVENTORIES, NET

Our inventories consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$12,127	$13,343
Work-in-progress and finished goods	1,189,166	1,109,740
Less: Inventory reserves	—	—
Inventories, net	$1,201,293	$1,123,083

NOTE 5. LEASES

On September 2, 2021, we entered into a commercial real estate lease with a related party (see Note 11) for retail space for our dispensary in Englewood, CO, with an initial term of 5 years and, at our option, two additional terms of 3 years each. Rent is $10,000 per month with 3% annual escalations during the initial term and 4% annual escalations during the option term. We also pay our portion of real estate taxes. In June 2022, we amended the lease to amend the option to renew for two additional terms of 3 years each, amended to one additional term of 5 years. No other changes to the lease were made. We accounted for the amendment as a lease modification and remeasured the lease with an incremental borrowing rate of 20% which resulted in a decrease of $25,805 to the right-of-use operating lease asset and lease liability from the initial lease valued on September 2, 2021. We determined the present value of the future lease payments using a discount rate of 20% over a 9.25 remaining year term, resulting in a right-of-use asset and lease liability of $576,335 which are being applied ratably over the remaining term of the lease. As of September 30, 2022, the balance of the right-of-use asset and lease liability was $557,556 and $564,624, respectively.

Through the acquisition of Trees Englewood, we entered into a commercial real estate lease for office space in Denver, CO. This office space is our corporate office. The lease expires in November 2022. Rent is $7,150 per month with a 3% escalation beginning in November 2021. We also pay our portion of real estate taxes. We determined the present value of the future lease payments using a discount rate of 20% over a 15-month term, resulting in a right-of-use asset and lease liability of $98,211 which are being applied ratably over the term of the lease. As of September 30, 2022, the balance of the right-of-use asset and lease liability was $14,311 and $14,367, respectively.

Through the acquisition of Trees Portland, we entered into a commercial real estate lease in Portland, OR. The lease expires in April 2027. Rent is $5,124 per month with a 5% annual escalation beginning in May 2022. The rent includes payment of property taxes. We determined the present value of the future lease payments using a discount of 20% over a 5.5-year term, resulting in a right-of-use asset and lease liability of $229,501. As of September 30, 2022, the balance of the right-of-use asset and lease liability was $205,660 and $211,313, respectively.

Through the acquisition of Trees Waterfront, we entered into a commercial real estate lease in Portland, OR. The lease has an initial term of 5 years and, at our option an additional term of 5 years. The lease expires in March 2031. Rent is $6,683 per month with a 3% annual escalation. The rent includes payment of property taxes. We determined the present value of the future lease payments using a discount rate of 20% over a 10-year term, resulting in a right-of-use asset and lease liability of $381,272. As of September 30, 2022, the balance of the right-of-use asset and lease liability was $361,287 and $369,604, respectively.

Through the acquisition of Trees MLK, we entered into a commercial real estate lease in Portland, OR. The lease has an initial term of 3 years and at our option two additional terms of 3 years each. The lease expires in July 2029. Rent is $3,150 per month with a 5% annual escalation. The rent includes payment of property taxes. We determined the present value of the future lease payments using a discount rate of 20% over a 10-year term, resulting in a right-of-use asset and lease liability of $172,053. As of September 30, 2022, the balance of the right-of-use asset and lease liability was $160,267 and $165,744, respectively.

In April 2022, we entered into an Amendment to Lease with Dalton Farms, LLC, the landlord of our grow facility. Pursuant to the Lease Amendment, commencing April 1, 2022, base rent decreases to $27,000 per month for the remainder of 2022. Increases in base rent become effective January 1, 2023 and are as otherwise provided for in the original lease. We accounted for the amendment as a lease modification and remeasured the lease with an incremental borrowing rate of 20% which resulted in a decrease of $173,716 to the right-of-use operating lease asset and lease liability from the first amended lease valued in December 2021. We determined the present value of the future lease payments using a discount rate of 20% over a 13 remaining year term, resulting in a right-of-use asset and lease liability of $1,703,707 which are being applied ratably over the remaining term of the lease. As of September 30, 2022, the balance of the right-of-use asset and lease liability was $1,652,655 and $1,681,593, respectively.

Future remaining minimum lease payments were as follows:

Year ending December 31,	Amount
2022 (remaining three months)	$173,339
2023	656,415
2024	685,056
2025	702,501
2026	720,840
Thereafter	4,632,898
Total	7,571,049
Less: Present value adjustment	(4,563,804)
3,007,245
Less: Current portion	(663,883)
Long-term operating lease liability	$2,343,362

NOTE 6. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2020	$94,861	359,415
Trees Waterfront acquisition stock accrual	383,994	1,669,537
Stock issued	(33,961)	(259,415)
Balance as of December 31, 2021	$444,894	1,769,537
Stock issued	(383,994)	(1,669,537)
Balance as of September 30, 2022	$60,900	100,000

In December 2021, we completed the acquisition of Trees Waterfront. As part of the transaction, we granted 1,669,537 shares of our common stock. The stock was issued on January 6, 2022.

NOTE 7.   NOTES PAYABLE

Our notes payable consisted of the following:

	September 30,	December 31,
	2022	2021
2022 12% Notes	$13,167,795	$—
2020 10% Notes	—	6,580,000
Related party note payable	332,204	320,000
Trees Acquisition Notes	1,518,755	2,013,644
Unamortized debt discount	(1,232,290)	(1,911,447)
	13,786,464	7,002,197
Less: Current portion	(1,307,569)	(1,094,398)
Long-term portion	$12,478,895	$5,907,799

12% Notes

On September 15, 2022, we entered into a Securities Purchase Agreement with certain accredited investors (the “12% Investors”), pursuant to which we agreed to issue and sell senior secured convertible notes (the “12% Notes”) with an aggregate principal amount of $13,500,000 to such 12% Investors, in exchange for payment by certain 12% Investors of an aggregate amount of $10,587,250 in cash, as well as cancellation of outstanding indebtedness in the aggregate amount of $2,912,750 represented by the 10% Notes discussed below. Of the $10,587,250, $4,037,500 is held in restricted cash. These amounts are to be used for the acquisitions discussed in Note 13, subsequent events. In connection with the 12%

Notes, the 12% Investors received warrants (the “12% Warrants”) to purchase shares of our common stock equal to 20% coverage of the aggregate principal amount with an exercise price of $0.70 per share, which equals an aggregate of warrants to purchase 3,857,150 shares of Common Stock. The lead 12% Investor received an additional 10% warrant coverage on the aggregate principal amount of 12% Notes for total additional warrants to purchase 1,928,571 shares of Common Stock. The lead 12% Investor also will receive a five percent fee on the aggregate principal amount of the 12% Notes. This total fee in the amount of $675,000 was recorded as a debt discount and will be amortized over the life of the loan. The 12% Notes bear interest at an annual rate of 12% and will mature on September 16, 2026. The 12% Investors have the option to convert up to 50% of the outstanding unpaid principal and accrued interest of the 12% Notes into Common Stock at a fixed conversion price equal to $1.00 per share.

The relative fair value of the new funding on the 12% Warrants was recorded as a debt discount and additional paid-in capital of $569,223. The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $103,577. We recorded amortization of debt discount expense from the 12% Notes of $11,931 and nil for the three and nine months ended September 30, 2022 and 2021, respectively. We determined there was no beneficial conversion feature on the 12% Notes issued. The 12% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the black-scholes model to determine the fair value of the 12% Warrants as of September 15, 2022, were:

Current stock price	$0.20
Exercise price	$0.70
Risk-free interest rate	3.66%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	107%

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $254,400.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $131,000. We recorded amortization of debt discount expense from the 10% Notes of $41,352 and $21,868 for the three months ended September 30, 2022 and 2021, respectively and $84,375 and $64,891 during the nine months ended September 30, 2022 and 2021, respectively. We determined there was no beneficial conversion feature on the 10% Notes issued in December 2020. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the black-scholes model to determine the fair value of the 10% Warrants as of December 23, 2020, were:

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $429,300. We determined that this 10% Note had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.66 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.90, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $417,539 as additional paid in capital and a debt discount and included in our consolidated statement of operations. We recorded amortization of debt discount expense from the 10% Notes issued in February 2021 of $454,741 and $71,150 for the three months ended September 30, 2022 and 2021, respectively and $594,721 and $180,968 during the nine months ended September 30, 2022 and 2021, respectively. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the black-scholes model to determine the fair value of the 10% Warrants as of February 8, 2021, were:

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $810,000. We determined that these 10% Notes had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.49 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.83, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $692,500 as additional paid in capital and a debt discount and included in our consolidated statement of operations. We recorded amortization of debt discount expense from the 10% Notes issued in April 2021 of $775,638 and $126,025 for the three months ended September 30, 2022 and 2021, respectively and $1,023,577 and $224,446 for the nine months ended September 30, 2022 and 2021, respectively. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the black-scholes model to determine the fair value of the 10% Warrants as of April 20, 2021, were:

Current stock price	$0.83
Exercise price	$0.56
Risk-free interest rate	0.81%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	115%

In September 2022, $2,912,750 of the 10% Notes were exchanged for the 12% Notes (see above) and the remaining $3,987,250 was paid in full. Of the remaining debt discount, $207,045 was expensed to extinguishment of debt and $1,125,844 was expensed to amortization of debt discount.

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

During the first quarter of 2021 the warrant holders exercised 1,323,000 warrants into 747,208 shares of our common stock through cashless exercise. We booked an adjustment to the derivative liability of $1,523,117 as a result. As of September 30, 2022, there were 322,807 of the 2019 Warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants

	December 31,	September 30,
	2021	2022
Number of shares underlying the warrants	322,807	322,807
Fair market value of stock	$0.22	$0.19
Exercise price	$0.40	$0.40
Volatility	94%	82%
Risk-free interest rate	1.26%	4.06%
Warrant life (years)	2.41	1.66

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Beginning balance	$29,723	$134,234	$28,318	$561,368
Warrant exercise	—	—	—	(1,523,118)
Change in fair value of warrants derivative liability	(16,364)	(52,453)	(14,959)	1,043,531
Ending balance	$13,359	$81,781	$13,359	$81,781

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

We have taken the position that our failure to take possession and make any further payments under the lease is directly related to the COVID-19 pandemic. We are vigorously defending this action and believe that the above-referenced force majeure clause presents a complete defense to Plaintiff’s claims.

We filed a motion to dismiss; both parties also filed motions for summary judgment. In October 2022, the court denied our motion to dismiss on the basis that Plaintiff sufficiently pled facts that raise a plausible claim for relief, notwithstanding our possible defenses. The court did not rule on either motion for summary judgment. On November 14, 2022, we timely filed a formal answer to the complaint, denying each of Plaintiff’s substantive claims. We also asserted appropriate affirmative defenses, including the force majeure clause of the lease, which provides that we are not liable under the lease in the event of a variety of events outside our control, including “pandemics.” In addition, we have asserted a counterclaim against the Plaintiff for breach of contract to recover the initial payments made under the lease as well as attorneys’ fees and costs.

In June 2020, our former Executive Chairman resigned, claiming the resignation was for "Good Reason" under the terms of his employment agreement. An ultimate determination that such resignation was, in fact, for "Good Reason", rather than a voluntary act absent "Good Reason," could enable certain potential claims for benefits under his employment agreement, including for severance, vesting of unvested options and/or for the extension of the term within which options could be exercised in the future. We do not believe that the resignation was for "Good Reason" but rather voluntary, and consequently, that any such potential claims, if asserted, would be without substantial merit. Although the outcome of legal proceedings is subject to uncertainty, the Company will vigorously defend any future claims relating to this matter.

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

On September 10, 2022 we recorded an accrued dividend of $70,800.

Stock-based compensation

We use the fair value method to account for stock-based compensation on the grant date. We recorded $24,958 and $131,836 in compensation expense for the three months ended September 30, 2022 and 2021, respectively and $129,959 and $194,120 for the nine months ended September 30, 2022 and 2021, respectively. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. Forfeited options result in a reversal in the period forfeited. The fair value of these instruments was calculated using the Black-Scholes option pricing method.

On September 3, 2021, we modified two employees stock options in conjunction with revised employment agreements. As a result of the modification, we recognized an additional $21,525 in compensation expense during the third quarter of 2021.

During the nine months ended September 30, 2022, we granted options to purchase 250,000 common shares to directors. The options expire five years from the date of grant and vest over a period of one year. Fair value of the awards at the date of grants totaled $56,348.

The following summarizes Employee Awards activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2021	4,903,545	$1.09	5.3	$22,000
Granted	250,000	0.34
Exercised	—	—
Forfeited or expired	(216,720)	0.87
Outstanding as of September 30, 2022	4,936,825	$1.08	4.7	$22,000

Exercisable as of September 30, 2022	4,314,445	$1.16	4.7	$4,000

As of September 30, 2022, there was approximately $31,039 of total unrecognized compensation expense related to unvested employee awards, which is expected to be recognized over a weighted-average period of one month.

On April 1, 2022 we entered into a Restricted Stock Unit Agreement with four participants. The Restricted Stock Unit’s (“RSU”) were granted pursuant to our 2020 Omnibus Incentive Plan. Four separate executives were each granted 300,000 RSU’s, for a total grant of 1,200,000 RSU’s. The 300,000 RSU’s are divided into three equal tranches of 100,000 RSU’s. Each tranche of RSU will vest immediately if and upon the market price reaching a certain minimum market price of our common stock as reported on the OTCQB market. Each tranche will vest as the market price reaches $1.00, $2.00 and $3.00. Upon the RSU’s vesting, the participant will be promptly issued shares of our common stock. If there is a change in control, all unvested RSU’s granted under this agreement will become fully vested and the vested RSU’s will be paid out or settled. The fair value of these instruments is $535,976 and was calculated using the Monte Carlo model. The fair value of the RSU’s is recognized over the requisite service period. As these RSU’s do not have a service period, we used the requisite service period derived from the valuation of 10 years. We recorded $13,502 and nil in compensation expense for the three months ended September 30, 2022 and 2021, respectively and $27,004 and nil for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, none of the RSU’s have vested.

NOTE 11. RELATED PARTY TRANSACTIONS

On June 3, 2020, we entered into a consulting agreement with Adam Hershey, Interim Chief Executive Officer, board member and investor, pursuant to which he would act as a strategic consultant for the Company, including providing assistance with the sourcing and evaluation of merger and acquisition deals, strategic capital, and strategic partnerships or joint ventures. Mr. Hershey is paid an initial monthly rate of $8,333 for the services, subject to certain adjustments. On September 16, 2022, we entered into a new consulting agreement with Adam Hershey, in which Mr. Hershey will continue to serve as our Interim Chief Executive Officer with compensation equal to $200,000 per annum, payable monthly. The term of the Consulting Agreement is for a period of one year, with automatic six-month renewals. In addition to the Consulting Agreement, we agreed to extend Mr. Hershey’s warrants to purchase 7,280,007 shares of Common Stock for an additional two years, with an expiration date of May 29, 2027. The modification of warrants were recorded as equity and equity issuance costs in the amount of $367,445. We paid $24,999 for the three months ended September 30, 2022 and 2021 and $74,997 for the nine months ended September 30, 2022 and 2021.

On September 16, 2022, we entered into a consulting agreement with Ed Myers in which Mr. Myers will serve as our Chief Operating Officer. Mr. Myers will receive compensation expense equal to $200,000 per annum, payable monthly. Payments are to start October 1, 2022.

We currently have a lease agreement with Dalton Adventures, LLC in which we rent 17,000 square feet of greenhouse space in Boulder, Colorado for $29,691 a month, of which $27,000 is base rent and $2,691 is property taxes. The owner of Dalton Adventures, LLC is a principal shareholder and board member of the Company. We have paid approximately $89,073 and $115,000 in rent for the three months ended September 30, 2022 and 2021, respectively and $267,219 and $344,000 in rent for the nine months ended September 30, 2022 and 2021, respectively.

We had a lease agreement with Bellewood Holdings, LLC in which we rented retail space for the Trees Englewood retail store in Englewood, Colorado for $11,287 per month, of which $10,000 is base rent and $1,287 is property taxes. The owner of Bellewood Holdings, LLC is a principal shareholder and board member of the Company. In June 2022, the building was sold to an unrelated party. We paid approximately nil of rent expense for the three months ended September 30, 2022 and 2021, respectively and $52,287 and nil for the nine months ended September 30, 2022 and 2021, respectively.

On December 23, 2020, four of our current board members purchased senior convertible promissory notes from the Company for an aggregate amount of $320,000. These notes are included in the 10% Notes discussed in Note 7. On September 15, 2022, all four of our current board members transferred a portion of their 10% Note amounts and some accrued interest into the 12% Notes discussed in Note 7. The total amount rolled was $332,204. Accrued interest earned and owed to the board members was $1,292 as of September 30, 2022.

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

Three months ended September 30,

2022	Retail	Cultivation	Eliminations	Total
Revenues	$3,080,778	$448,623	$(352,224)	$3,177,177
Costs and expenses	(2,413,190)	(849,269)	352,224	(2,910,235)
Segment operating income	$667,588	$(400,646)	$—	266,942
Corporate expenses				(2,971,621)
Net loss from continuing operations before income taxes				$(2,704,679)

2021	Retail	Cultivation	Eliminations	Total
Revenues	$855,841	$835,719	$(25,918)	$1,665,642
Costs and expenses	(891,126)	(865,490)	9,048	(1,747,568)
Segment operating income	$(35,285)	$(29,771)	$(16,870)	(81,926)
Corporate expenses				(1,205,064)
Net loss from continuing operations before income taxes				$(1,286,990)

Nine months ended September 30,

2022	Retail	Cultivation	Eliminations	Total
Total revenues	$9,536,657	$1,316,241	$(866,686)	$9,986,212
Costs and expenses	(7,169,103)	(1,971,550)	866,686	(8,273,967)
Operating (loss) income	$2,367,554	$(655,309)	$0	1,712,245
Corporate expenses				(5,466,211)
Net loss from continuing operations before income taxes				$(3,753,966)

2021	Retail	Cultivation	Eliminations	Total
Total revenues	$855,841	$2,183,660	(25,918)	$3,013,583
Costs and expenses	(891,126)	(2,340,913)	25,918	(3,206,121)
Operating income	$(35,285)	$(157,253)	$—	(192,538)
Corporate expenses				(4,493,244)
Net loss from continuing operations before income taxes				$(4,685,782)

	September 30,	December 31,
Total assets	2022	2021
Retail	$18,991,886	$16,831,580
Cultivation	3,084,202	3,634,406
Corporate	5,775,358	1,709,496
Total assets - segments	27,851,446	22,175,482
Intercompany eliminations	(56,029)	(151,137)
Total assets - consolidated	$27,795,417	$22,024,345

NOTE 13.  SUBSEQUENT EVENTS

On September 13, 2022, we entered into an Asset Purchase Agreement (“APA”) with Ancient Alternatives LLC (“Ancient”), Natural Alternatives For Life, LLC, (“Natural”), Mountainside Industries, LLC (“Mountainside”), Hillside Enterprises, LLC (“Hillside”), and GT Creations, LLC (“GT Creations”), each a Colorado limited liability company (“Green Tree Entities”), pursuant to which we agreed to purchase substantially all of the assets of the Green Tree Entities (“Green Tree Acquisition”). The purchase price in connection with the Green Tree Acquisition consists of cash equal to $500,000 payable at closing; 17,977,528 shares (“Buyer Shares”) of our common stock, par value $0.01 per share (“Common Stock”), deliverable at closing; and an additional $3,500,000 in cash in fifteen (15) equal monthly payments commencing on the 9-month anniversary of the closing. The number of Buyer Shares is subject to adjustment based upon a formula specified in the APA. The APA provides that we will assume certain liabilities at closing, including certain manufacturing agreements between GT Creations and affiliates of the Green Tree Entities. The Green Tree Acquisition is subject to certain conditions, including regulatory approval of the Colorado Marijuana Enforcement Division.

As part of the Green Tree Acquisition, we have agreed, upon the closing, to enter into two-year employment agreements with each of Allyson Feiler and Loree Schwartz, equity principals of the Green Tree Entities (“Employment Agreements”). Ms. Feiler will be employed by us as its Chief Marketing Officer at an annual base salary of $225,000, with an agreed one-time bonus equal to $383,071.43, payable within 30 business days following the completion of the cannabis license transfers held by Ancient, Natural, Mountainside and GT Creations. Ms. Schwartz will be employed by us as its Chief Compliance Officer at an annual base salary of $150,000, also with an agreed one-time bonus equal to $383,071.43, payable within 30 business days following the completion of the cannabis license transfers held by Ancient, Natural, Mountainside and GT Creations. Both Employment Agreements also provide for severance payouts up to the full initial two-year term in the event of a termination without ‘Cause’ or for ‘Good Reason’ (as such terms are defined therein) during the initial term. In addition, we have agreed, upon the closing, to enter into consulting agreements (“Consulting Agreements”) with each of (i) CMD Consulting Services, Inc., pursuant to which consultant will be paid a one-time consulting fee equal to $47,619.05 within 30 days following the closing of each of Ancient, Natural and Hillside; and (ii) Silverfox LLC pursuant to which consultant will be paid a one-time consulting fee equal to $186,238.09 within 30 days following the closing of each of Ancient and Natural.

On October 14, 2022, we entered into an Asset Purchase Agreement with Station 2 LLC (“Station 2”) and Timothy Brown (“Brown”), pursuant to which we agreed to purchase substantially all of the assets of Station 2 (“Station 2 Acquisition”). The purchase price in connection with the Station 2 Acquisition consists of cash equal to $641,454.27, payable as follows: Cash at closing of $256,581.71; and a cash amount equal to $16,036.36 per month for each of the twenty-four (24) months commencing on the first full calendar month following the closing, for an additional total of $384,872.56. The Station 2 Acquisition was originally disclosed as part of the ‘Trees Acquisition’ in the Company’s Form 8-K filed on April 21, 2021 (“April 2021 Form 8-K”). The Station 2 Acquisition as disclosed herein constitutes a material modification to the original terms disclosed in the April 2021 Form 8-K. The Station 2 Acquisition is subject to certain conditions, including regulatory approval of the Colorado Marijuana Enforcement Division.

On October 28, 2022, we entered into an Asset Purchase Agreement with GMC, LLC (“GMC”) and certain equity holders of GMC party thereto, pursuant to which we agreed to purchase substantially all of the assets of GMC, including two cannabis licenses held by GMC, certain inventory, contracts and other related assets (“GMC Acquisition”). The purchase price in connection with the GMC Acquisition consists of cash equal to $1,200,000 payable at closing; 4,494,382 shares of our common stock, issuable to the GMC members upon closing; and an amount equal to $83,333.33 per month, commencing on the 12-month anniversary of the closing, and continuing each month thereafter for a total of 18 months, for a total additional consideration of $1,500,000. The GMC Acquisition is subject to certain conditions, including regulatory approval of the Colorado Marijuana Enforcement Division.

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

During the three months ended September 30, 2022 and 2021, 79% and 24% of SevenFive’s revenue was with one and two customers, respectively. During the nine months ended September 30, 2022 and 2021, 66% and 12% was with one customer, respectively. The customer in 2022 is a related party dispensary and the revenues associated with this customer is eliminated in consolidation.

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

	Three months ended September 30,			Percent
	2022	2021	Change	Change
Revenues	$3,177,177	$1,665,642	$1,511,535	91%
Costs and expenses	(3,834,374)	(2,537,670)	(1,296,704)	51%
Other expense	(1,793,482)	(414,962)	(1,378,520)	332%
Net loss from continuing operations before income taxes	(2,450,679)	(1,286,990)	(1,163,689)	90%
Loss from discontinued operations	195	(40,605)	40,800	(100)%
Loss from operations before income taxes	$(2,450,484)	$(1,327,595)	$(1,122,889)	85%

	Nine months ended September 30,			Percent
	2022	2021	Change	Change
Revenues	$9,986,212	$3,028,055	$6,958,157	230%
Costs and expenses	(10,922,952)	(5,653,952)	(5,269,000)	93%
Other expense	(2,563,226)	(2,059,885)	(503,341)	24%
Net loss from continuing operations before income taxes	(3,499,966)	(4,685,782)	1,185,816	(25)%
Loss from discontinued operations	5,478	(377,134)	382,612	(101)%
Loss from operations before income taxes	$(3,494,488)	$(5,062,916)	$1,568,428	(31)%

Revenues

The addition of our Retail segment contributed to the significant increase in revenues for the three and nine months ended September 30, 2022. See Segment discussions below for further details.

Costs and expenses

	Three months ended September 30,			Percent
	2022	2021	Change	Change
Cost of sales	$2,036,532	$1,473,209	$563,323	38%
Selling, general and administrative	1,462,902	672,981	789,921	117%
Stock-based compensation	38,460	131,836	(93,376)	(71)%
Professional fees	197,565	144,289	53,276	37%
Depreciation and amortization	98,915	115,355	(16,440)	(14)%
	$3,834,374	$2,537,670	$1,296,704	51%

	Nine months ended September 30,			Percent
	2022	2021	Change	Change
Cost of sales	$5,856,995	$2,539,840	$3,317,155	131%
Selling, general and administrative	4,001,816	1,853,731	2,148,085	116%
Stock-based compensation	156,961	194,120	(37,159)	(19)%
Professional fees	716,410	760,437	(44,027)	(6)%
Depreciation and amortization	190,770	305,824	(115,054)	(38)%
	$10,922,952	$5,653,952	$5,269,000	93%

Cost of sales increased for the three and nine months ended September 30, 2022 due to the addition of the Retail Segment in the third and fourth quarters of 2021. See Segment discussions below for further details.

Selling, general and administrative expense increased for the three and nine months ended September 30, 2022, as compared to September 30, 2021, due to the acquisition of three dispensaries in the third and fourth quarter of 2021 and one additional dispensary in the first quarter of 2022. This resulted in an increase in employees and an increase in rent expense.

Professional fees consist primarily of accounting and legal expenses. Professional fees increased slightly for the three months ended September 30, 2022 as compared to September 30, 2021 due to the increased acquisition activity in the third quarter of 2022. Professional fees decreased slightly for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, due to a concentrated effort on reduction of expenses.

Stock-based compensation included the following:

	Three months ended September 30,			Percent
	2022	2021	Change	Change
Employee awards	$38,460	$131,836	$(93,376)	(71)%
	$38,460	$131,836	$(93,376)	(71)%

	Nine months ended September 30,			Percent
	2022	2021	Change	Change
Employee awards	$156,961	$194,120	$(37,159)	(19)%
	$156,961	$194,120	$(37,159)	(19)%

Employee awards are issued under our 2020 Omnibus Incentive Plan, which was approved by shareholders on November 23, 2020, and our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015. Expense varies primarily due to the number of stock options granted and the share price on the date of grant. The decrease in expense for the three and nine months ended September 30, 2022, as compared to September 30, 2021, is due to not issuing options in the third quarter of 2022.

Other Expense

	Three months ended September 30,			Percent
	2022	2021	Change	Change
Amortization of debt discount	$1,285,392	$216,516	$1,068,876	494%
Interest expense	213,833	150,503	63,330	42%
Loss on extinguishment of debt	310,622	233,374	77,248	33%
(Gain) loss on derivative liability	(16,365)	(52,452)	36,087	(69)%
Gain on sale of assets	—	(132,979)	132,979	(100)%
	$1,793,482	$414,962	$1,378,520	332%

	Nine months ended September 30,			Percent
	2022	2021	Change	Change
Amortization of debt discount	$1,716,334	$470,306	$1,246,028	265%
Interest expense	564,229	444,186	120,043	27%
Loss on extinguishment of debt	310,622	233,374	77,248	33%
Loss (gain) on derivative liability	(14,959)	1,043,531	(1,058,490)	(101)%
Gain on sale of assets	(13,000)	(131,512)	118,512	(90)%
	$2,563,226	$2,059,885	$503,341	24%

Amortization of debt discount and loss on extinguishment of debt increased during the three and nine months ended September 30, 2022, as compared to September 30, 2021, due to the senior convertible promissory notes with warrants (“12% Notes”) issued in September 2022 and the rollover and repayment of the 10% Notes. Interest expense increased during the three and nine months ended September 30, 2022, as compared to September 30, 2021, due to the addition of the 10% Notes with an interest rate of 10% in 2021. The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants.

Retail

	Three months ended September 30,			Percent
	2022	2021	Change	Change
Revenues	$3,080,778	$855,841	$2,224,937	260%
Costs and expenses	(2,413,190)	(891,126)	(1,522,064)	171%
	$667,588	$(35,285)	$702,873	(1,992)%

	Nine months ended September 30,			Percent
	2022	2021	Change	Change
Revenues	$9,536,657	$855,841	$8,680,816	1,014%
Costs and expenses	(7,169,103)	(891,126)	(6,277,977)	704%
Segment operating income	$2,367,554	$(35,285)	$2,402,839	(6,810)%

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

Cultivation

	Three months ended September 30,			Percent
	2022	2021	Change	Change
Revenues	$448,623	$835,719	$(387,096)	(46)%
Costs and expenses	(849,269)	(865,490)	16,221	(2)%
	$(400,646)	$(29,771)	$(370,875)	1,246%

	Nine months ended September 30,			Percent
	2022	2021	Change	Change
Revenues	$1,316,241	$2,183,660	$(867,419)	(40)%
Costs and expenses	(1,971,550)	(2,340,913)	369,363	(16)%
	$(655,309)	$(157,253)	$(498,056)	317%

The decrease in revenues for the three and nine months ended September 30, 2022, over prior year is due to the decrease in overall market price of flower. The decrease in gross margin is due to overall increase in expenses due to inflation.

Liquidity

Sources of liquidity

Our sources of liquidity include cash generated from operations, the cash exercise of common stock options and warrants, debt, and the issuance of common stock or other equity-based instruments. We anticipate our significant uses of resources will include funding operations and developing infrastructure.

In September 2022, we received $10,587,250 in cash, of which $4,037,500 is held in restricted cash for future acquisitions. We received the cash in a private placement with certain accredited investors pursuant to the 12% Notes to be used for acquisition of dispensaries and operating capital.

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

Sources and uses of cash

We had cash of $1,964,660 and $2,054,050 as of September 30, 2022, and December 31, 2021, respectively. Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(894,643)	$(2,489,130)
Net cash used in investing activities	$(202,485)	$(936,719)
Net cash provided by financing activities	$5,045,238	$5,134,634

Net cash used in operating activities decreased in 2022 due to the acquisition of TREES Englewood, Trees Portland, Trees Waterfront and Trees MLK which provides positive operating cash flows and adjustments relating to non-cash activities.

Net cash used in investing activities for the nine months ended September 30, 2022, increased from September 30, 2021, due to the purchase of, Trees MLK, Inc and the purchase of property and equipment, offset by the receipt of notes receivable.

Net cash provided by financing activities for the nine months ended September 30, 2022, related to the cash proceeds of the new debt of $10,587,250, offset by payment on notes payable of $3,987,250.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2022. Part of our growth strategy, however, is to acquire operating businesses. We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is net loss.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss from continuing operations	$(2,704,679)	$(1,327,595)	$(3,753,966)	$(5,062,916)
Adjustment for loss from discontinued operations	195	40,605	(5,478)	377,134
Net loss	(2,704,484)	(1,286,990)	(3,759,444)	(4,685,782)
Adjustments:
Stock-based compensation	38,460	131,836	156,961	194,120
Depreciation and amortization	98,915	115,355	190,770	305,824
Amortization of debt discount and equity issuance costs	1,285,392	216,516	1,716,334	470,306
Loss on extinguishment of debt	310,622	233,374	310,622	233,374
Interest expense	213,833	150,503	564,229	444,186
Gain on sale of assets	—	(132,979)	(13,000)	(131,512)
(Gain) loss on derivative liability	(16,365)	(52,452)	(14,959)	1,043,531
Severance	—	—	4,731	—
Acquisition related expenses	162,634	35,360	193,956	98,243
Provision for income taxes	254,000	—	254,000	—
Total adjustments	2,347,491	697,513	3,363,644	2,658,072
Adjusted EBITDA	$(356,993)	$(589,477)	$(395,800)	$(2,027,710)

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, which have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

We have taken the position that our failure to take possession and make any further payments under the lease is directly related to the COVID-19 pandemic. We are vigorously defending this action and believe that the above-referenced force majeure clause presents a complete defense to Plaintiff’s claims.

We filed a motion to dismiss; both parties also filed motions for summary judgment. In October 2022, the court denied our motion to dismiss on the basis that Plaintiff sufficiently pled facts that raise a plausible claim for relief, notwithstanding our possible defenses. The court did not rule on either motion for summary judgment. On November 14, 2022, we timely filed a formal answer to the complaint, denying each of Plaintiff’s substantive claims. We also asserted appropriate affirmative defenses, including the force majeure clause of the lease, which provides that we are not liable under the lease in the event of a variety of events outside our control, including “pandemics.” In addition, we have asserted a counterclaim against the Plaintiff for breach of contract to recover the initial payments made under the lease as well as attorneys’ fees and costs.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1

Asset Purchase Agreement dated September 13, 2022 by and among the Company and the Green Tree Entities party thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on September 19,2022).

10.2	Form of Employment Agreement between the Company and Allyson Feiler (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on September 19, 2022).
10.3	Form of Employment Agreement between the Company and Loree Schwartz (incorporated by reference to Exhibit 10.3 of our Form 8-K filed on September 19, 2022).
10.4	Form of Consulting Agreement between the Company and CMD Consulting Services, Inc. (incorporated by reference to Exhibit 10.4 of our Form 8-K filed on September 19, 2022).
10.5	Form of Consulting Agreement between the Company and SilverFox, LLC (incorporated by reference to Exhibit 10.5 if our Form 8-K filed September 19, 2022).
10.6

Form of Securities Purchase Agreement dated September 15, 2022 by and among the Company and Investors party thereto (incorporated by reference to Exhibit 10.6 of our Form 8-K filed on September 19, 2022).

10.7	Form of Senior Secured Convertible Promissory Note of the Company (incorporated by reference to Exhibit 10.7 of our Form 8-K filed on September 19, 2022).
10.8	Form of Warrant of the Company (incorporated by reference to Exhibit 10.8 of our Form 8-K filed on September 19, 2022).
10.9	Form of Security Agreement by and among the Company and Investors (incorporated by reference to Exhibit 10.9 of our Form 8-K file don September 19, 2022).
10.10

Form of First Escrow Agreement by and among the Company, Lead Investor and Day & Associates, LLC, as escrow agent (incorporated by reference to Exhibit 10.10 of our Form 8-K filed on September 19, 2022).

10.11	Form of Second Escrow Agreement by and among the Company, Investors and Day & Associates, LLC, as escrow agent (incorporated by reference to Exhibit 10.11 of our Form 8-K filed on September 19, 2022).
10.12	Consulting Agreement dated September 16, 2022, by and between the Company and Hershey Management 1, LLC (incorporated by reference to Exhibit 10.12 of our Form 8-K filed on September 19, 2022).
10.13	Consulting Agreement dated September 16, 2022, by and between the Company and CRM LLC (incorporated by reference to Exhibit 10.13 of our Form 8-K filed on September 19, 2022).
10.14

Asset Purchase Agreement dated October 14, 2022 by and among the Company, Trees Colorado LLC, Station 2 LLC and Timothy Brown (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 19, 2022).

10.15

Amendment to First Amended and Restated Agreement and Plan of Reorganization and Liquidation dated October 14, 2022 by and among the Company, Trees Colorado LLC, TDM LLC, Station 2 LLC and Timothy Brown (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 19, 2022).

10.16

Asset Purchase Agreement dated October 28, 2022 by and among the Company, Green Man Colorado LLC, GMC, LLC and certain equity holders of GMC party thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on November 3, 2022).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audited Financial Statements of TDM, LLC as of and for the years ended December 31, 2020 and 2019 (incorporated by reference to Exhibit 99.1 of our Form 8-K/A filed on August 26, 2022).
99.2	Audited Financial Statements of Trees Portland, LLC as of and for the years ended December 31, 2020 and 2019 (incorporated by reference to Exhibit 99.1 of our Form 8-K/A filed on August 26, 2022).
99.3	Audited Financial Statements of Trees Waterfront, LLC as of and for the years ended December 31, 2020 and 2019 (incorporated by reference to Exhibit 99.2 of our Form 8-K/A filed on August 26, 2022).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREES CORPORATION

Date: November 14, 2022	/s/ Adam Hershey
Adam Hershey, Interim Chief Executive Officer
Principal Executive Officer

/s/ Jessica Bast
Jessica Bast, Chief Financial Officer
Principal Financial and Accounting Officer