Form 10-K
period 2022-12-31
TREES Corp (Colorado)
filed 2023-04-17
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  000-54457

TREES CORPORATION

(Exact name of registrant as specified in its charter)

COLORADO	90-1072649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 Union Boulevard, Suite 415 Lakewood, Colorado 80228
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock, par value $0.01 per share (“Common Stock”), on June 30, 2022, was $12,919,668.

As of April 15, 2023, the Registrant had 118,664,094 issued and outstanding shares of Common Stock.

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

The following description of the business of TREES Corporation should be read in conjunction with the information included elsewhere in this Report. Unless the context indicates otherwise, references to the words “we,” “us,” “our,” “TREES,” and the “Company” in this Report refer to TREES Corporation.

ITEM 1. BUSINESS.

Business Summary

TREES Corporation is a cannabis retailer and cultivator in the States of Colorado and Oregon.

We presently operate eight (8) cannabis dispensaries as follows:

●	Englewood, Colorado – 5005 S. Federal Boulevard –Recreational license only
●	Two (2) in Denver, Colorado
o	468 S. Federal Boulevard –Recreational license only
o	East Hampden Avenue (formerly Green Man) –Recreational license only
●	Longmont, Colorado
o	12626 N. 107th Street (formerly Green Tree/Ancient Alternatives) – Medical and Recreational licenses
●	Berthoud, Colorado
o	1090 N. 2nd Street (formerly Green Tree/Natural Alternatives for Life) – Medical and Recreational licenses
●	Three (3) in Oregon
o	SW Corbett Avenue, Portland, OR – Medical and Recreational licenses
o	NE 102nd Avenue, Portland, OR – Medical and Recreational licenses
o	7050 NE MLK, Portland, OR – Medical and Recreational licenses

We also operate five (5) cultivation facilities in Colorado as follows:

●	SevenFive Farm – 3705 N. 75th Street, Boulder – Retail cultivation license only
●	6859 N. Foothills Highway D-300 (formerly Green Tree/Ancient Alternatives) – Medical and Retail cultivation licenses
●	6859 N. Foothills Highway C-100 (formerly Green Tree/Mountainside Industries) – Medical and Retail cultivation licenses
●	6859 N. Foothills Highway E-100 (formerly Green Tree/Hillside Enterprises) – Retail cultivation license only
●	1090 N. 2nd Street (formerly Green Tree/Natural Alternatives for Life) – Medical cultivation license only

Our principal business model is to acquire, integrate and optimize cannabis companies in the retail and cultivation segments utilizing the combined experience of entrepreneurs and synergistic operations of our vertically integrated network.

Business Strategy and Recent Transactions

As the cannabis industry becomes more mature, we focus on (1) identifying licensed cannabis assets that we can acquire, (2) executing our business strategy to continue to generate cash and meet our financial commitments, and (3) moving with an urgency that reflects our conviction and confidence in our ability to create customer loyalty and advocacy. To that end, during the years ended 2022 and 2021, we implemented the following significant actions in support of our continued growth:

●	In February 2023, we completed the acquisition of Station 2, LLC, the assets of which consist of a dispensary located in Denver, CO. The consideration paid by the Company consists of cash at closing equal to $256,582 plus an additional $385,873 in twenty-four (24) equal monthly payments commencing May 2023. Timothy

Brown, one of our Board members, was the sole owner of Station 2 and has and will receive all consideration described above.

●	In December 2022, we completed the acquisition of substantially all of the assets of Green Man Cannabis (“Green Man”, the overall transaction is referred to as the “Green Man Acquisition”). Green Man equity holders received cash equal to $1,225,000 together with an aggregate of 4,494,382 shares of the Common Stock. An additional $1,500,000 in cash will be paid out in eighteen (18) equal monthly payments equal to $83,333.33 per month commencing on the 12-month anniversary of the closing.

●	Also in December 2022, we completed the acquisition of substantially all of the assets of Ancient Alternatives LLC, Natural Alternatives For Life, LLC, Mountainside Industries, LLC, Hillside Enterprises, LLC, and GT Creations, LLC, each a Colorado limited liability company (collectively, the "Green Tree Entities”, the overall transaction is referred to herein as the “Green Tree Acquisition”). At the closing, the Company delivered to the Green Tree Entities an aggregate of cash equal to $500,000 and delivered to equity holders of the Green Tree Entities an aggregate of 17,977,528 shares of Common Stock. An additional $3,500,000 in cash will be paid by the Company to the Green Tree Entities in fifteen (15) equal monthly payments commencing on the 9-month anniversary of the closing. The number of shares is subject to adjustment based upon a formula specified in the definitive purchase agreement. We assumed certain operating obligations at closing, including certain manufacturing agreements between GT Creations and affiliates of the Green Tree Entities.

Allyson Feiler, a principal owner of the Green Tree Entities, was elected to our Board of Directors of the effective December 12, 2022.

●	In September 2022, we completed a private offering in which we issued and sold to accredited investors senior secured convertible notes (the "2022 Notes”) with an aggregate principal amount of $13,500,000 ("Principal Amount”) to such investors ("2022 Note Offering”), in exchange for payment to the Company by certain of the investors of an aggregate amount of $10,587,250 in cash, as well as cancellation of outstanding indebtedness in the aggregate amount of $2,912,750 represented by certain prior promissory notes we issued in December 2020 and April 2020. In connection with the 2022 Note Offering, Investors received warrants to purchase shares of the Company’s Common Stock equal to 20% coverage of the aggregate principal amount at $0.70 per share, which equals an aggregate of warrants to purchase 3,857,150 shares of the Common Stock. The lead Investor ("Lead Investor”) received an additional 10% warrant coverage on the aggregate principal amount of Notes for total additional warrants to purchase 1,928,571 shares of Common Stock. The Lead Investor also will receive a five percent cash fee on the aggregate principal amount of Notes, payable by the Company; one-half of such fee may be deferred by the Company for up to five months from the closing.

The Notes will bear interest at an annual rate of 12% and will mature on September 16, 2026 (the "Maturity Date”).   Investors have the option to convert up to 50% of the outstanding unpaid principal and accrued interest of the Notes into Common Stock at a fixed conversion price equal to $1.00 per share. The Warrants are exercisable at an exercise price of $0.70 per Warrant, subject to adjustment as provided in the Warrants, at any time prior to the earlier of the Maturity Date and an Acquisition (as defined in the Warrants). Payment on the Notes is secured by substantially all of the assets of the Company pursuant to a Security Agreement by and among the Company and the Investors.

●	In December 2021, we completed the acquisition of substantially all the assets of Trees Portland, LLC and Trees Waterfront, LLC, representing a portion of the overall Trees transaction ("Trees Transaction”). The cash paid in connection with the Oregon Closing consisted of $331,581 and stock consideration of 6,423,575 shares of our Common Stock. Further, cash equal to $497,371 will be paid to sellers in equal monthly installments over a period of 24 months from the Oregon Closing.
●	In September 2021, we entered into a Securities Purchase Agreement with various accredited investors, pursuant to which the Company issued and sold Units consisting of Series A Convertible Preferred Stock (“Series A Preferred”) and warrants to purchase shares of our Common Stock The total number of Units sold was 1,180. Each Unit consists of one (1) share of Series A Preferred and 300 Warrants. The purchase price of each Unit was $1,000, for an aggregate amount sold of $1,180,000. Each share of Series A Preferred is convertible into 1,000 shares of Common Stock upon the consummation of a capital raise of at least $5 million.
●	Also in September 2021, we completed the acquisition of substantially all the assets of TDM, LLC, representing a portion of the overall Trees Transaction. The cash paid by the Company consisted of $1,155,256. We issued 22,380,310 shares of our Common Stock. Further, cash equal to $1,732,884 will be paid to Seller in equal monthly installments over a period of 24 months.
●	In July 2021, we entered into an Asset Purchase Agreement with NBC Holdings LLC and Richard Cardinal (“NBC Buyer”) pursuant to which we agreed to sell substantially all the assets in our cultivation consulting business known as Next Big Crop (“NBC”) to Buyer. The Board of Directors approved the Agreement in furtherance of its previously disclosed plan to identify and acquire licensed cannabis assets that will allow us to continue to generate cash and meet our financial commitments. The purchase price for the sale consists of a payment by NBC Buyer of $75,000 payable upon signing, an additional $75,000 payable within one year of the closing, and ten percent (10%) of profits generated by NBC Buyer in the states of Michigan, Mississippi and Massachusetts for a period of twelve months from the Closing. Pursuant to amendment, NBC Buyer paid the additional $75,000 in March 2022, and the 10% profit share described above was eliminated.
●	In April 2021, we completed an offering with accredited investors, pursuant to which the Company issued and sold convertible notes (“2021 Notes”) with an aggregate principal amount of $2.3 million to such Investors (“2021 Note Offering”). The notes are part of an over-allotment approved by the existing noteholders in connection with the original convertible note offering (and previous over-allotment) of $4.6 million consummated on December 23, 2020, and February 8, 2021. In connection with the 2021 Note Offering, each holder received warrants to purchase shares of our common stock equal to 20% coverage of the aggregate principal amount at $0.56 per share, except that the warrant coverage to one investor acting as lead investor in the 2021 Note Offering received approximately 35.5% of the aggregate principal amount invested. The notes bear interest at an annual rate of 10% and will mature on April 20, 2024. The investors have the option to convert up to 50% of the outstanding unpaid principal and accrued interest of the notes into Common Stock at a variable price of 80% of the market price but no less than $0.65 per share and no more than $1.00 per share.

We determined the sale of our operations consulting and products segment represented a strategic shift that had a significant effect on our results of operations and, as a result, we have presented the disposal as discontinued operations in our financial statements. Unless noted otherwise, discussion in this Annual Report on Form 10-K pertains to our continuing operations.

History and Corporate Structure

The accompanying consolidated financial statements include the results of TREES and its wholly-owned subsidiary companies, each a Colorado corporation or limited liability company:

●	6565 E. Evans Owner LLC
●	GC Corp
●	GC Capital Corp, LLC
●	GC Security LLC
●	General Cannabis Capital Corporation
●	Standard Cann, Inc.
●	SevenFive Farms Cultivation, LLC
●	SevenFive Farms, LLC
●	Trees Colorado LLC
●	Trees Oregon LLC

●	Green Tree Colorado LLC
●	GT Cultivation LLC
●	GT Retail LLC
●	GT MIP LLC
●	Green Man Cannabis, LLC

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

Government and Industry Regulation

Cannabis continues to be a Schedule I controlled substance under the Controlled Substances Act (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession, and/or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) describes Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in Colorado with respect to state-regulated cannabis activities in Colorado and other states, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

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

Recent legislative proposals have been introduced:

●	Capital Lending and Investment for Marijuana Businesses Act (CLIMB Act) – introduced June 2022 – would:
●	Permit public agencies to provide financial support to the cannabis industry;
●	Provide protection to service providers (investment banks, law firms, accounting firms); and
●	Provide access to public capital markets by amending the Exchange Act to create a ‘safe harbor’ for the listing of cannabis businesses on a national securities exchange, such as the NYSE and Nasdaq.
●	SAFE Banking Act. This would protect financial institutions that offer services to state-legal cannabis-related business.
●	Marijuana Opportunity Reinvestment & Expungement Act (MORE Act). Reintroduced in 2021, the MORE Act aims to end criminalization of cannabis related past criminal penalties and convictions, and provide criminal justice reform, social justice, and economic development for those affected by the ‘war on drugs.’ The MORE Act would also tax cannabis products starting at 5% to 8% (increasing by 1% over five years).
●	States Reform Act. This also seeks to decriminalize cannabis and provide retroactive expungement for non-violent federal cannabis offenses (except for persons involved in a drug cartel).
●	Sensible Enforcement of Cannabis Act. This would protect cannabis businesses and consumers in states where cannabis has been legalized, while continuing the federal cannabis prohibition to remain in place in states where cannabis has not been legalized.
●	Marijuana Revenue and Regulation Act. This would create a nationwide regulatory structure for legalizing cannabis and removing it from the CSA.

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

Human Capital

As of December 31, 2022, we had approximately 150 full-time employees. Executing our strategic vision requires that we attract and retain the best talent. The Company must appropriately reward high-performers and offer competitive benefits.  The Company offers comprehensive benefits, including medical, dental and vision insurance for employees, their spouses or domestic partners, and their dependents. We also provide retirement programs, life insurance, family assistance, short-term disability and paid vacation and sick time. As a people-first company, our values help us achieve our purpose of cultivating an inclusive environment by hiring world-class individuals dedicated to fostering a culture that champions diversity, ensures equity, and celebrates inclusion. We provide opportunities for our employees to drive our strategy by creating programs that raise awareness, allowing courageous conversations and a more inclusive culture.

Corporate Contact Information

Our principal executive offices are located at 215 Union Boulevard, Suite 415, Lakewood, Colorado 80228; Telephone No.: (303) 759-1300. Our website is http://www.treescann.com. The content on our website is available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

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

We generated net losses of approximately $9.5 million and $8.9 million, respectively, in the years ended December 31, 2022 and 2021. As of December 31, 2022, we had an accumulated deficit of approximately $93.4 million. We will need to generate and sustain increased revenues in future periods to become profitable, and, even if we do, we may not be able to maintain or increase any such level of profitability.

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

Congress previously enacted an omnibus spending bill that included a provision (the “Rohrabacher-Blumenauer Amendment”) prohibiting the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. This provision is renewed annually by Congress and is current through September 30, 2023. In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Blumenauer Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer, or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil, and criminal penalties of the CSA.

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

The potential regulation of cannabis by the US Food and Drug Administration could subject us to additional costs and regulatory requirements.

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

The market price of our Common Stock has been, and may in the future, be volatile. Between January 1, 2015, and December 31, 2022, the closing price of our Common Stock has ranged from a low of $ 0.12 per share to a high of $10.35 per share. Accordingly, it is difficult to forecast the future performance of our Common Stock. The market price of our Common Stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Common Stock. Factors that could cause fluctuations in the trading price of our Common Stock include the following:

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

In the United States, many clearing houses for major broker-dealer firms, including Pershing LLC, the largest clearing, custody, and settlement firm in the United States, have refused to handle securities or settle transactions of companies engaged in cannabis related business. This means that certain broker-dealers cannot accept for deposit or settle transactions in the securities of cannabis related businesses.  Further, national securities exchanges in the United States, including Nasdaq and the New York Stock Exchange, have historically refused to list cannabis related businesses, including cannabis retailers, that operate primarily in the United States; there is no indication that this proscription will change any time soon.  Accordingly, we continue to be listed on the OTCQB, which as an over-the-counter market, is subject to greater volatility and less stability than would be the case on a national securities exchange. Our existing operations, and any future operations or investments, may become the subject of heightened scrutiny by clearing houses and stock exchanges, in addition to regulators and other authorities in the United States.  Any existing or future restrictions imposed by Pershing LLC, or any other applicable clearing house, stock exchange or other authority, on trading in our Common Stock could have a material adverse effect on the liquidity of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located in Lakewood, Colorado, pursuant to an operating lease. As of April 6, 2023, the Company also leases 8 retail dispensary locations, 5 cultivation facilities, and one production facility.

The following table sets forth the Company’s significant properties within each reporting segment:

Description	Location	Segment	Leased / Owned	Initial lease date
Corporate Headquarters	215 Union Boulevard, Suite 415, Lakewood, CO 80228	NA	Operating lease	January 2023
Englewood Dispensary	5005 S. Federal Blvd., Englewood, CO 80110	Retail	Operating lease	September 2021
Berthoud Dispensary	1090 N. 2nd Street, Berthoud, CO 80513	Retail	Operating lease	December 2022
Longmont Dispensary	12626 N. 107th Street, Longmont, CO 80504	Retail	Operating lease	December 2022
Hampden Dispensary	7289 East Hampden Avenue, Denver, CO 80224	Retail	Finance lease	December 2022
468 Dispensary	468 S. Federal Boulevard, Denver, CO 80219	Retail	Operating lease	February 2023
102nd Street Dispensary	1244 NE 102nd Avenue, Portland, OR 97220	Retail	Operating lease	December 2021
Waterfront Dispensary	3605 and 3607 SW Corbett Avenue, Portland, OR 97239	Retail	Operating lease	December 2021
MLK Dispensary	7048 - 7050 NE MLK Blvd., Portland, OR 97239	Retail	Operating lease	January 2022
SevenFive Cultivatiion Facility	3705 75th Street, Boulder,CO 80301	Cultivation	Operating lease	May 2020
Hillside Cultivation Facility	6859 North Foothills Highway, Building E, Unit 100, Boulder, CO 80302	Cultivation	Operating lease	December 2022
Mountainside Cultivation Facility	6859 North Foothills Highway, Building C, Unit C100, Boulder, CO 80302	Cultivation	Operating lease	December 2022
Ancient Alternatives Cultivation Facility	6859 North Foothills Highway, Building D, Unit D300, Boulder, CO 80302	Cultivation	Operating lease	December 2022
2nd Street Cultivation Facility	1090 N. 2nd Street, Berthoud, CO 80513	Cultivation	Operating lease	December 2022
Marijuana Infused Products Production	6859 North Foothills Highway,Building E, Unit 500, Boulder, CO 80302	Retail	Operating lease	December 2022

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. Other than as set forth below, we are not currently involved in any material legal proceedings outside the ordinary course of our business.

In July 2021, we were served with a Complaint in the District Court, County of Denver, Colorado, by plaintiff 2353 SB, LLC (“Plaintiff”).  We entered into a lease with Plaintiff for the premises at 2353 South Broadway, Denver, CO with a term of three (3) years to commence on November 1, 2020. Monthly lease payments were to be $12,866.66.  In 2020, we made initial payments (first month’s rent, last month’s rent, and security deposit) of $39,633.32; but subsequently did not take possession of the premises and have made no further payments in respect thereof, as a direct result of the COVID-19 pandemic.  The lease contains a ‘force majeure’ clause which includes a provision that neither party is liable for failure to perform its obligations under the lease which have become practicably impossible because of circumstances beyond the reasonable control of the applicable party, including ‘pandemics or outbreak of communicable disease.

We have taken the position that our failure to take possession and make any further payments under the lease is directly related to the COVID-19 pandemic.  We are vigorously defending this action and believe that the above-referenced force majeure clause presents a complete defense to Plaintiff’s claims.

We filed a motion to dismiss or a motion for summary judgment in the alternative. Plaintiff filed a response and cross-motion for summary judgment thereafter. In October 2022, the court denied the motion to dismiss on the basis that Plaintiff sufficiently pled facts that raise a plausible claim for relief, notwithstanding our possible defenses, but has not specifically made any rulings on either party’s motion for summary judgment. On November 14, 2022, we timely filed a formal answer to the complaint, denying each of Plaintiff’s substantive claims. We also asserted appropriate affirmative defenses, including the force majeure clause of the lease, which provides that we are not liable under the lease in the event of a variety of events outside our control, including “pandemics.” In addition, we have asserted a counterclaim against Plaintiff for breach of contract to recover the initial payments made under the lease as well as attorneys’ fees and costs. The trial is currently scheduled for September 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

TREES Corporation Common Stock (CANN) is listed for trading on the OTC Market’s OTCQB.

Holders

As of April 15, 2023, we had approximately 81 holders of record of our Common Stock. A substantially greater number of holders of the Company’s Common Stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. In addition, our Articles of Incorporation authorize the Board to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of Common Stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to stockholders, generally, and will have the effect of limiting stockholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K (annual report), which include additional information about our accounting policies, practices, and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts, circumstances, and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Our MD&A contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations, and financial condition. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended. We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations, events or circumstances after the date of this Report is filed. TREES Corporation and its subsidiaries are referred to collectively as “TREES” “the Company,” “we, “us” or “our” in the following discussion and analysis.

Going Concern

The consolidated financial statements included elsewhere in this Form 10-K, have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. Our cash of $2,583,833 as of December 31, 2022 is not sufficient to absorb our operating losses and retire our notes payable of $17,802,932 and other obligations as they come due.  Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful in obtaining additional capital and (b) actions presently being taken to further implement our business plan to reduce costs and generate additional revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of Operations

The following tables set forth, for the periods indicated, are statements of operations data. The tables and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto appearing in Item 8 in this Report.

Consolidated Results

	Year ended December 31,			Percent
	2022	2021	Change	Change
Revenues	$13,444,542	$5,927,199	$7,517,343	127%
Costs and expenses	(16,619,467)	(8,940,185)	(7,679,282)	86%
Other expense	(6,100,703)	(5,414,165)	(686,538)	13%
Net loss from continuing operations before income taxes	(9,275,628)	(8,427,151)	(848,477)	10%
Gain (loss) from discontinued operations	5,478	(442,228)	447,706	(101)%
Loss from operations before income taxes	$(9,270,150)	$(8,869,379)	$(400,771)	5%

The following discussion of our results of operations relates to our continuing operations. See Note 3 to the consolidated financial statements for information concerning discontinued operations.

Revenues

The full year impact of the retail operations acquired in the Trees Acquisition acquired at the end of 2021 resulted in the significant increase in revenues for the year ended December 31, 2022. The increase in retail revenue was partially offset by lower revenue in the Cultivation segment due primarily to a significant decline in the wholesale prices of marijuana flower. See Segment discussions below for further details.

Costs and expenses

	Year ended December 31,			Percent
	2022	2021	Change	Change
Cost of sales	$8,577,487	$4,439,478	$4,138,009	93%
Selling, general and administrative	6,557,992	2,764,780	3,793,212	137%
Stock-based compensation	188,330	307,963	(119,633)	(39)%
Professional fees	964,282	927,390	36,892	4%
Depreciation and amortization	331,376	500,574	(169,198)	(34)%
	$16,619,467	$8,940,185	$7,679,282	86%

Cost of sales and selling, general and administrative expenses both increased year over year primarily due to the full year impact of the retail operations acquired in the Trees Transaction acquired at the end of 2022. See Segment discussions below for further details. One-time bonus payments of $767,000 as part of employment agreements for two former owners of the Green Tree Entities also contributed to the increase in selling, general and administrative costs.

Stock-based compensation included the following:

	Year ended December 31,			Percent
	2022	2021	Change	Change
Stock-based awards	$188,330	$307,963	$(119,633)	(39)%
	$188,330	$307,963	$(119,633)	(39)%

Stock-based awards are issued under our 2020 Omnibus Incentive Plan, which was approved by shareholders on November 23, 2020 and our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015. Expense varies primarily due to the number of stock awards granted and the share price on the date of grant. The decrease in expense for the year ended December 31, 2022 as compared to December 31, 2021 is due to the decrease in the number of stock-based awards granted.

Professional fees consist primarily of accounting, consulting and legal expenses and have remained consistent from 2021 to 2022.

Depreciation and amortization expense increased in 2022 due to an impairment of intangible assets in the Cultivation segment in 2021. As a result of the impairment, the depreciable base of the intangible asset was significantly reduced resulting in the lower amortization.

Other Expense

	Year ended December 31,			Percent
	2022	2021	Change	Change
Amortization of debt discount	$1,817,334	$689,348	$1,127,986	164%
Interest expense	983,181	622,469	360,712	58%
Loss on extinguishment of debt	310,622	233,374	77,248	33%
Loss on impairment of assets	3,004,319	3,010,420	(6,101)	(0)%
Gain (loss) on derivative liability	(22,809)	990,066	(1,012,875)	(102)%
Other expense (income), net	8,056	(131,512)	139,568	(106)%
	$6,100,703	$5,414,165	$686,538	13%

Amortization of debt discount increased during the year ended December 31, 2022 as compared to December 31, 2021 due to the senior convertible promissory notes with warrants (“12% Notes”) issued in September 2022 and the rollover and repayment of the 10% Notes. Interest expense increased during the year ended December 31, 2022 as compared to December 31, 2021 due to the additional borrowings from the issuance of the 12% Notes. The gain (loss) on warrant derivative liability reflects the change in the fair value of the 2019 Warrants. The loss on extinguishment of debt during 2022 relates to the rollover and repayment of the 10% Notes. The loss on extinguishment of debt for the year ended December 31, 2021 was due to the modification of warrants that occurred on the 15% Warrants during the third quarter of 2021. The loss on impairment of assets in 2022 is due primarily to goodwill and intangible impairments at our Trees Oregon locations included in our Retail Segment. The loss on impairment of assets in 2021 is due to goodwill and intangible impairments in our Cultivation Segment.

Retail

	Year ended December 31,			Percent
	2022	2021	Change	Change
Revenues	$12,934,904	$3,515,761	$9,419,143	268%
Costs and expenses	(13,117,039)	(3,112,595)	(10,004,444)	321%
Segment operating income	$(182,135)	$403,166	$(585,301)	(145)%

With the addition of the Trees Englewood dispensary on September 2, 2021 and the addition of Treees Portland and Trees Waterfront on December 30, 2021, we have established our retail footprint in the Colorado and Oregon markets and have become a vertically integrated company. We continued to expand our retail footprint in Oregon with the addition of the Trees MLK dispensary in January 2022 and in Colorado with the Green Man Acquisition and Green Tree Acquisition in December 2022. The dispensaries acquired in the Green Man Acquisition and Green Tree Acquisition did not have a material impact on the Retail segment results in 2022.

The increase in revenue in the year ended December 31, 2022 compared to the year ended December 31, 2021 is due to the full year impact of the Trees retail locations. The increased costs and expenses in 2022 include $2.7 million of non-cash goodwill and intangible asset impairment charges. The Retail Segment is expected to provide consistent positive cash flows which will significantly contribute to our working capital position.

Cultivation

	Year ended December 31,			Percent
	2022	2021	Change	Change
Revenues	$1,693,762	$2,722,059	$(1,028,297)	(38)%
Costs and expenses	(2,643,457)	(6,273,162)	3,629,705	(58)%
	$(949,695)	$(3,551,103)	$2,601,408	(73)%

This decrease in revenues for the year ended December 31, 2022 as compared to December 31, 2021, is due to significant declines in the wholesale price of marijuana flower. The costs and expenses include non-cash goodwill and intangible asset impairment charges of $0.3 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively.

Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss calculated in accordance with GAAP, adjusted for discontinued operations, the impact of stock-based compensation expense, acquisition related expenses, non-recurring professional fees in relation to litigation and other non-recurring expenses, depreciation and amortization, amortization of debt discounts and equity issuance costs, loss on extinguishment of debt, interest expense, income taxes and certain other non-cash items. Below we have provided a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, which is net loss.

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

	Year ended December 31,
	2022	2021
Net loss from continuing operations	$(9,480,545)	$(8,427,151)
Adjustment for loss from discontinued operations	5,478	(442,228)
Net loss	(9,475,067)	(8,869,379)
Adjustments:
Stock-based compensation	188,330	307,963
Depreciation and amortization	331,376	500,574
Amortization of debt discount and equity issuance costs	1,817,334	689,348
Loss on extinguishment of debt	310,622	233,374
Loss on impairment of assets	3,004,319	3,010,420
Interest expense	983,181	622,469
Gain on sale of assets	8,056	(131,512)
(Gain) loss on derivative liability	(22,809)	990,066
Severance	4,731	40,962
Acquisition related expenses	1,027,099	264,312
Nonrecurring professional services	—	115,054
Provision for income taxes	204,917	—
Total adjustments	7,857,156	6,643,030
Adjusted EBITDA	$(1,617,911)	$(2,226,349)

Liquidity

Sources of liquidity

Our primary sources of liquidity include cash proceeds from debt, cash generated from operations, the cash exercise of Common Stock options and warrants, and the issuance of Common Stock or other equity-based instruments. We anticipate our more significant uses of resources will include funding operations and additional business acquisitions.

In September 2022, we received $9,912,250 in cash, net of debt issue costs. We received the cash in a private placement with certain accredited investors pursuant to the 12% Notes and was used to repay a portion of the 10% Notes, and to fund the acquisition of the Green Tree Entities and Green Man, and to fund operations.

In September 2021, we received $1,180,000 in cash by issuing 1,180 shares of our preferred stock and 354,000 warrants to purchase Common Stock.

In February and April 2021, we received $3,960,000 in cash in a private placement with certain accredited investors pursuant to which we issued and sold 10% senior convertible promissory notes.

Sources and uses of cash

We had cash of approximately $2,583,833 and 2,054,050, respectively, on December 31, 2022 and 2021. Our cash flows from operating, investing, and financing activities were as follows:

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(2,049,857)	$(2,651,889)
Net cash used in investing activities	$(1,945,586)	$(978,739)
Net cash provided by financing activities	$4,525,226	$4,928,909

Net cash used in operating activities decreased in 2022 due to due cash generated from the full year operations of the dispensaries acquired in the Trees Transaction. The decrease was partially offset by additional costs associated with the completion of the Green Man Acquisition and Green Tree Acquisition.

Net cash used in investing activities for the year ended December 31, 2022 consisted primarily of $1,971,975 for the purchase Trees MLK, Green Man, and the Green Tree Entities. Net cash used in investing activities for the year ended December 31, 2021 consisted primarily of $1,439,027 for the acquisition of the first three dispensaries of the Trees Transaction. This is offset by the sale of our investment for $208,761, the sale of Next Big Crop in the amount of $150,000 and collection of notes receivables in the amount of $591,717.

Net cash provided by financing activities are primarily related to the issuance of the 12% Notes, partially offset by repayment of a portion of the 10% Notes and payments on the notes payable to the sellers in the Trees Transaction.

Capital Resources

We have no material commitments for capital expenditures as of December 31, 2022. Part of our growth strategy, however, is to acquire businesses. We would anticipate funding such activity through cash on hand, the issuance of debt, Common Stock, and warrants for our Common Stock or a combination thereof.

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

Goodwill and Intangibles

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, Intangibles-Goodwill and Other (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or on level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry value. Application of the goodwill impairment test requires judgement, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We test goodwill annually in December, unless an event occurs that would cause us to believe the value is impaired at an interim date. See Notes 1 and 9 to our consolidated financial statements for a description of our goodwill and intangible asset valuation and impairment policies and associated impacts for the reported periods.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TREES Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TREES Corporation (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combination – Refer to Note 2 to the financial statements

As discussed in Note 2 to the consolidated financial statements, the Company acquired several entities as follows: Trees Englewood on September 2, 2021, Trees Portland, LLC and Trees Waterfront, LLC on December 30, 2021, Trees MLK

Inc. on January 5, 2022, Green Tree entities on December 12, 2022, and Green Man Cannabis on December 19, 2022, in separate business combinations. Management of the Company estimated the preliminary allocation of the purchase price to cash, fixed assets, inventory, trade names, and goodwill based on the industry experience and values until the formal third-party valuation is completed. The accounting for the purchase price allocation is complex due to the significant estimation uncertainty in determining the fair values of identified intangibles. The Company’s third-party valuation was completed for Trees Englewood, Trees Portland, LLC, Trees Waterfront, LLC, and Trees MLK Inc. as of the year ended December 31, 2022. The Company’s third-party valuation of the rest of the entities is yet to be completed.

We deem the purchase price allocation as a significant audit matter because of the significant estimates and assumptions made by management to estimate the fair value of trade names and allocation to goodwill. These estimates include the impact of forecasted growth and the consideration of comparable transactions in their industry. This required a high degree of auditor judgment and an increased extent of effort, including the use of valuation specialists.

Addressing the matter involved obtaining the purchase agreements and interpreting the terms are in agreement with the assumptions used by the Company. We obtained the Company’s purchase price allocation and tested the inputs used in their calculation. In evaluating the Company’s assumptions, we compared them to other similar transactions in their industry. For valuations completed by the third-party specialist, we evaluated the expertise, qualifications, and independence of the management’s specialist engaged to complete the evaluation. Finally, we used professionals inside our firm with specialized skills and knowledge to assess the Company’s methodology.

Goodwill — Refer to Note 9 to the consolidated financial statements

As discussed in Note 9 to the financial statements, the Company has goodwill of $18,384,974 on December 31, 2022, after recognizing impairment expense of $2,450,941 during the year then ended. The Company evaluates its goodwill at least annually or more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed a goodwill analysis by calculating the fair value by operating segment using primarily an income approach and comparing it to the carrying amount of its goodwill. The income approach employed a discounted cash flow using a forecast developed by management. This valuation method requires management to make significant estimates and assumptions related to projected cash flows.

We identified goodwill as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value, including the impact of forecasted growth, and the difference between the fair values and the carrying values as of December 31, 2022. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialist, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to certain assumptions within the projected cash flows.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, gaining an understanding of management's process for developing the fair value estimate. We also evaluated the expertise, qualifications, and independence of the management’s specialist engaged to complete the evaluation. We used professionals inside our firm with specialized skills and knowledge to assess the Company’s methodology and assumptions used such as discount rate used. In evaluating the Company’s assumptions, we compared them to historical results.

Haynie & Company Salt Lake City, Utah April 17, 2023
We have served as the Company’s auditor since 2021. (PCAOB ID 457)

TREES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$2,583,833	$2,054,050
Accounts receivable, net of allowance of $42,000 and $61,000, respectively	41,373	80,188
Current portion of notes receivable, net of allowance of nil and $43,108, respectively	—	73,000
Inventories	2,066,662	1,123,083
Prepaid expenses and other current assets	259,598	149,075
Total current assets	4,951,466	3,479,396

Right-of-use operating lease asset	3,866,406	3,065,152
Property and equipment, net	1,947,969	680,327
Intangible assets, net	2,543,898	5,999,813
Goodwill	18,384,974	8,799,657
Total assets	$31,694,713	$22,024,345

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$1,899,450	$1,170,708
Interest payable	488,813	621,085
Income tax payable	204,917	—
Operating lease liability, current	1,433,184	721,809
Finance lease liability, current	55,777	—
Accrued stock payable	60,900	444,894
Accrued dividends	88,500	—
Warrant derivative liability	5,508	28,317
Notes payable - current	1,903,344	1,094,398
Total current liabilities	6,140,393	4,081,211

Operating lease liability, non-current	2,541,590	2,427,762
Finance lease liability, non-current	706,653	—
Notes payable - non-current (net of unamortized discount)	15,899,588	5,907,799
Total liabilities	25,288,224	12,416,772

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; 1,180 issued and outstanding, respectively	1,073,446	1,073,446
Common stock, $0.001 par value; 200,000,000 shares authorized; 118,664,094 shares and 89,551,993 shares issued and outstanding, respectively	118,664	89,550
Additional paid-in capital	98,598,761	92,265,392
Accumulated deficit	(93,384,382)	(83,820,815)
Total stockholders’ equity	6,406,489	9,607,573
Total liabilities and stockholders’ equity	$31,694,713	$22,024,345

The accompanying notes are an integral part of these consolidated financial statements.

TREES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2022	2021
Revenue
Retail sales	$12,934,904	$3,515,761
Cultivation sales	509,638	2,396,966
Interest	—	14,472
Total revenue	13,444,542	5,927,199

Costs and expenses
Cost of sales	8,577,487	4,439,478
Selling, general and administrative	6,557,992	2,764,780
Stock-based compensation	188,330	307,963
Professional fees	964,282	927,390
Depreciation and amortization	331,376	500,574
Total costs and expenses	16,619,467	8,940,185

Operating loss	(3,174,925)	(3,012,986)

Other expenses (income)
Amortization of debt discount	1,817,334	689,348
Interest expense	983,181	622,469
Loss on extinguishment of debt	310,622	233,374
Loss on impairment of assets	3,004,319	3,010,420
(Gain) loss on derivative liability	(22,809)	990,066
Other expense (income), net	8,056	(131,512)
Total other expenses, net	6,100,703	5,414,165

Net loss from continuing operations before income taxes	(9,275,628)	(8,427,151)

Provision for income taxes	204,917	—
Loss from continuing operations	(9,480,545)	(8,427,151)

Income (loss) from discontinued operations, net of tax	5,478	(442,228)
Net loss	$(9,475,067)	$(8,869,379)

Accrued preferred stock dividend	(88,500)	—

Net loss attributable to Common Stockholders	$(9,563,567)	$(8,869,379)

Per share data - basic and diluted
Net loss from continuing operations per share	$(0.10)	$(0.12)
Net loss from discontinued operations per share	$0.00	$(0.01)
Net loss attributable to common stockholders per share	$(0.10)	$(0.13)
Weighted average number of common shares outstanding	97,166,607	69,537,731

The accompanying notes are an integral part of these consolidated financial statements.

TREES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(9,475,067)	$(8,869,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and equity issuance costs	1,817,334	689,348
Depreciation and amortization	331,376	511,933
Loss on extinguishment of debt	310,622	233,374
Lease expense in excess of lease payments	23,949	50,794
Provision for bad debt	(6,280)	45,837
Impairment of assets	3,004,319	3,010,420
Loss on disposal of property and equipment	8,056	1,467
(Gain) loss on warrant derivative liability	(22,809)	990,066
Stock-based compensation	188,330	307,963
Gain on investment	—	(132,979)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	43,095	45,402
Prepaid expenses and other assets	(16,523)	595,324
Inventories	753,419	37,257
Income taxes	204,917	—
Accounts payable and accrued liabilities	785,405	(168,716)
Net cash used in operating activities:	(2,049,857)	(2,651,889)

Cash flows from investing activities
Purchase of property and equipment	(61,611)	(331,834)
Proceeds for sale of equipment	13,000	—
Lending on note receivable	—	(158,356)
Proceeds on notes receivable	75,000	591,717
Acquisition of TDM, LLC	—	(1,122,015)
Acquisition of Trees MLK	(256,582)	—
Acquisition of Trees Portland, net of cash acquired	—	(238,187)
Acquisition of Trees Waterfront, net of cash acquired	—	(78,825)
Acquisition of Green Tree Entities, net of cash acquired	(498,987)	—
Acquisition of Green Man Corp, net of cash acquired	(1,216,406)	—
Net proceeds from sale of Next Big Crop	—	150,000
Proceeds from sale of investment	—	208,761
Net cash used in investing activities	(1,945,586)	(978,739)

Cash flows from financing activities
Proceeds from exercise of stock options	—	205,519
Proceeds from preferred stock offering	—	1,180,000
Proceeds from notes payable	6,423,320	3,960,000
Payments on notes payable and finance lease	(1,898,094)	(416,610)
Net cash provided by financing activities	4,525,226	4,928,909

Net increase in cash and cash equivalents	529,783	1,298,281
Cash and cash equivalents, beginning of period	2,054,050	755,769
Cash and cash equivalents, end of period	$2,583,833	$2,054,050

Supplemental schedule of cash flow information
Cash paid for interest	$589,023	$18,174

Non-cash investing & financing activities
Non-cash settlement of notes payable netted against proceeds from new notes issuance	$3,300,000	$—
Issuance of accrued stock	$383,994
12% Warrants recorded as a debt discount and additional paid-in capital	$569,223	$—
12% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	$103,577	$—
Accrued dividends on preferred stock	$88,500	$—
Cashless warrant exercise	$—	$1,557,078
Beneficial conversion feature	$—	$1,110,039
10% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	$—	$1,239,300
Issuance of Common Stock to a consultant	$—	$142,614

The accompanying notes are an integral part of these consolidated financial statements.

TREES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2021	—	$—	60,813,673	$60,813	$75,891,414	$(74,951,436)	$1,000,791
Common Stock issued to consultants	—	—	202,679	203	142,412	—	142,615
Common Stock issued upon exercise of stock options	—	—	394,670	395	205,124	—	205,519
Common Stock issued for acquisition of Trees Englewood	—	—	22,380,310	22,380	10,384,464	—	10,406,844
Common Stock issued for acquisition of Trees Portland	—	—	4,754,038	4,754	1,088,675	—	1,093,429
Warrants issued with 10% Notes	—	—	—	—	1,239,300	—	1,239,300
Beneficial conversion feature	—	—	—	—	1,110,039	—	1,110,039
Cashless exercise of warrants	—	—	1,006,623	1,005	1,556,073	—	1,557,078
Stock-based compensation	—	—	—	—	286,438	—	286,438
Preferred shares issued	1,180	1,073,446	—	—	—	—	1,073,446
Warrants issued with preferred stock	—	—	—	—	106,554	—	106,554
Modification of Warrants	—	—	—	—	233,374	—	233,374
Modification of Options	—	—	—	—	21,525		21,525
Net loss	—	—	—	—	—	(8,869,379)	(8,869,379)
December 31, 2021	1,180	1,073,446	89,551,993	89,550	92,265,392	(83,820,815)	9,607,573
Common Stock issued for acquisition of Trees Waterfront LLC	—	—	1,669,537	1,670	382,324	—	383,994
Common Stock issued for acquisition of Trees MLK LLC	—	—	4,970,654	4,971	1,337,105	—	1,342,076
Common Stock issued for Green Tree Acquisition	—	—	17,977,528	17,978	2,948,314	—	2,966,292
Common Stock issued Green Man Acquisition	—	—	4,494,382	4,495	804,495	—	808,990
Warrants issued with 12% Notes	—	—	—	—	672,801	—	672,801
Share-based compensation	—	—	—	—	188,330	—	188,330
Dividends on preferred stock	—	—	—	—	—	(88,500)	(88,500)
Net loss	—	—	—	—	—	(9,475,067)	(9,475,067)
December 31, 2022	1,180	$1,073,446	118,664,094	$118,664	$98,598,761	$(93,384,382)	$6,406,489

The accompanying notes are an integral part of these consolidated financial statements.

TREES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

TREES Corporation, a Colorado Corporation (the “Company,” “we,” “us,” “our,” or “TREES”) (formerly, General Cannabis Corp), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry. We currently trade on the OTCQB® Market under the trading symbol CANN. As of December 31, 2022, our operations are segregated into the following segments:

Retail (“Retail Segment”)

Through a series of acquisitions in 2021 and 2022, we operated four retail dispensaries in Colorado and three retail dispensaries in Oregon as of December 31, 2022. See Note 2 for details of the acquisitions. We acquired the license for an additional dispensary in Colorado in February of 2023, and opened that location in April 2023.

Cultivation (“Cultivation Segment”)

Through our acquisition of SevenFive Farm in May 2020, we operate a licensed 17,000 square foot light deprivation greenhouse cultivation facility. We acquired additional cultivation facilities in December 2022 through the Green Tree acquisition. During 2022, there was one customer that accounted for over 10% of our third-party cultivation revenue, and during 2021 there were two customers that each accounted for over 10% of , of third -party cultivation revenue.

Discontinued Operations

Through Next Big Crop, LLC (“NBC”), we delivered comprehensive consulting services to the cannabis industry that included obtaining licenses, compliance, cultivation, retail operations, logistical support, facility design and construction, and expansion of existing operations.

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

Basis of Presentation

The accompanying consolidated financial statements include the results of TREES and its nine wholly-owned (direct and indirect) subsidiary companies, each a Colorado corporation or limited liability company:

●	6565 E. Evans Owner LLC
●	GC Corp
●	GC Capital Corp, LLC
●	GC Security LLC
●	General Cannabis Capital Corporation
●	Standard Cann, Inc.
●	SevenFive Farms Cultivation, LLC
●	SevenFive Farms, LLC
●	Trees Colorado LLC

●	Trees Oregon LLC
●	Green Tree Colorado LLC
●	GT Cultivation LLC
●	GT Retail LLC
●	GT MIP LLC
●	Green Man Cannabis, LLC

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. Our cash of $2,583,833 as of December 31, 2022 is not sufficient to absorb our operating losses and retire our debt and lease obligations of $22,540,136 and other obligations as they come due.  Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that (a) we will be successful in obtaining additional capital and (b) actions presently being taken to further implement our business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Liquidity

The Company incurred net losses of $9.5 million and $8.9 million in the years ended December 31, 2022 and 2021, respectively, and had an accumulated deficit of $93.4 million as of December 31, 2022. The Company had cash and cash equivalents of $2.6 million and $2.1 million as of December 31, 2022 and 2021, respectively.

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

The Company believes that its cash and cash equivalents as of December 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Annual Report on Form 10-K. The Company may need additional funding to support its planned investing activities. If the Company is unable to obtain additional funding, it would be forced to delay, reduce, or eliminate some or all of its acquisition efforts, which could adversely affect its business prospects.

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

Right-of-use Asset / Lease Liability

Right of use (“ROU”) assets represent our right to use an underlying asset in which we obtain substantially all the economic benefits and the right to direct the use of the asset during the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. We recognize ROU assets and lease liabilities on the balance sheet for leases with a lease term of greater than one year. The Company elected to combine the lease and related non-lease components (common area maintenance and operating costs) and treat them as a single lease component. ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of the fixed lease payments over the lease term. The Company’s operating leases include options to extend or terminate the lease, which are not included in the determination of the ROU asset or lease liability unless reasonably certain to be exercised. Payments that are not fixed at the commencement of the lease are considered variable and are excluded from the measurement of the ROU asset and lease liability and are expensed as incurred in the statement of operations. Variable payments typically included payment for common area maintenance and reimbursement of the landlords operating costs as the amounts change from year to year based on actual costs incurred.  In the measurement of our ROU assets and lease liabilities, the fixed lease payments in the agreement are discounted using a secured incremental borrowing rate for a term similar to the duration of the lease, as our leases do not provide implicit rates. Operating lease expense is recognized on a straight-line basis over the lease term. For the Company’s finance lease, interest expense is recognized on the lease liability using the effective interest method and depreciation of the finance lease ROU asset is recognized on a straight-line basis over the lease term.

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

Convertible Debt - When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative. If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-

Scholes upon the date of issuance, using the stock price on the date of issuance, the risk-free interest rate associated with the life of the debt, and the estimated volatility of our stock. If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”). A BCF exists if the effective conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the effective conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the effective conversion price and the fair value of the Common Stock into which it is convertible.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities. There are no fair valued assets or liabilities classified under Level 1 as of December 31, 2022 and 2021.

Level 2 – Observable prices that are based on inputs not quoted on active markets but corroborated by market data. There are no fair valued assets or liabilities classified under Level 2 as of December 31, 2022 and 2021.

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

Revenue Recognition

We have two main revenue streams: (i) retail product sales; and (ii) wholesale cultivation sales.

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

Stock-based Payments

Employee and non-employee awards – We account for stock-based compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all stock-

based compensation to employees and non-employees, including grants of employee stock options, to be recognized as an expense in the consolidated financial statements based on their fair values. The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate, and the expected term of the option. The Company accounts for forfeitures of stock-based grants as they occur. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Income Taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities and would be recorded in income tax expense. Our assessment of tax positions as of December 31, 2022 and 2021, determined that there were no material uncertain tax positions.

In general, the tax returns for the years ending December 31, 2019 through 2021 are open to examination by federal and state authorities.

Reportable Segments

Our reporting segments consist of: a) Retail; and b) Cultivation. Our Chief Executive Officer has been identified as the chief decision maker. Our operations are conducted within the United States of America.

Recently Issued Accounting Standards

FASB ASU 2020-06 – “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”- In June 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This Accounting Standards Update (“ASU”) also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2021, although early adoption is permitted. We adopted this ASU in the first quarter of 2022, and the adoption did not have a material effect on our financial statements.

NOTE 2. ACQUISITIONS

Trees

On September 2, 2021, we completed the acquisition of substantially all of the assets of Trees Englewood, representing a portion of the overall Trees transaction (“Trees Transaction”) previously disclosed pursuant to that certain First Amended and Restated Agreement and Plan of Reorganization and Liquidation dated May 28, 2021 by and among the Company, seller and certain other sellers party thereto, that consists of the assets relating to the Trees dispensary located in Englewood, Colorado (“Englewood Closing”). We paid $1,155,256 in cash in connection with the Englewood Closing and stock consideration of 22,380,310 shares of our Common Stock. The closing price of our Common Stock on September 2, 2021, the date of license transfer, was $0.47 per share, as such, fair value of the equity consideration is $10,518,746. Further, cash equal to $1,732,884 will be paid to the seller in equal monthly installments over a period of 24 months from the Englewood Closing.

The table below reflects the Company’s final estimates of the acquisition date fair values of the assets acquired:

Cash	$32,941
Fixed assets	59,335
Inventory	586,495
Tradename	1,399,000
Goodwill	11,216,913
$13,294,684

Compared to the estimated purchase price allocation reported in our financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2021 filed with the SEC on March 25, 2022, the final purchase price estimate resulted in a reduction of tradename intangible assets and a corresponding increase to goodwill of $3.6 million.

The accompanying consolidated financial statements include the results of Trees Englewood from the date of acquisition for financial reporting purposes, September 2, 2021. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2021, are as follows:

Year ended
December 31,
2021
Total revenues	$13,918,865
Net income (loss) attributable to Common Stockholders	$(8,110,671)
Net income (loss) per common share	$(0.10)
Weighted average number of basic and diluted common shares outstanding	84,560,130

The unaudited proforma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

On December 30, 2021, we completed the acquisition of substantially all the assets of Trees Portland, LLC and Trees Waterfront, LLC (together “Trees Oregon”), representing a portion of the overall Trees Transaction, that consists of the assets relating to certain Trees dispensaries located in Portland, Oregon ("Oregon Closing”). We paid cash in the amount of $331,581 in connection with the Oregon Closing and stock consideration of 6,423,575 shares of our Common Stock. The closing price of our Common Stock on December 30, 2021, the date of license transfer, was $0.23 per share, as such, the fair value of the equity consideration is $1,477,422. Further, cash equal to $497,371 will be paid to the sellers in equal monthly installments over a period of 24 months from the Oregon Closing.

The table below reflects the Company’s final estimates of the acquisition date fair values of the assets acquired:

Cash	$14,568
Fixed assets	56,015
Inventory	202,046
Tradename	509,000
Goodwill	1,524,744
$2,306,373

Compared to the estimated purchase price allocation reported in our financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2021 filed with the SEC on March 25, 2022, the final purchase price estimate resulted in a reduction of tradename intangible assets and a corresponding increase to goodwill of $341,000.

The accompanying consolidated financial statements include the results of Trees Oregon from the date of acquisition for financial reporting purposes, December 30, 2021. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2020, are as follows:

Year ended
December 31,
2021
Total revenues	$10,606,719
Net income (loss) attributable to Common Stockholders	$(8,664,841)
Net income (loss) per common share	$(0.11)
Weighted average number of basic and diluted common shares outstanding	75,948,281

The unaudited proforma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods.

On January 5, 2022, we completed the acquisition of substantially all of the assets of Trees MLK Inc. (“MLK”), representing the remaining Oregon dispensary in connection with the overall Trees transaction. We paid cash in the amount of $256,582 and stock consideration of 4,970,654 shares of our Common Stock. The closing price of our Common Stock on January 5, 2022, the date of license transfer, was $0.27 per share, as such, fair value of the equity consideration is $1,346,076. Further, cash equal to $384,873 will be paid to the sellers in equal monthly installments over a period of 24 months beginning on June 15, 2022. When we closed on MLK it was a non-operating dispensary. We opened the dispensary in the second quarter of 2022.

The table below reflects the Company’s final estimates of the acquisition date fair values of the assets acquired:

Fixed assets	$25,150
Tradename	88,000
Goodwill	1,870,381
$1,983,531

As the MLK dispensary was not operating until the second quarter of 2022, the were no material results of operations prior to the acquisition date. As such, there would be no material proforma impact on the Company’s operating results.

On December 12, 2022, we completed the Green Tree Acquisition which consisted of the acquisition of substantially all of the assets of Ancient Alternatives LLC, Natural Alternatives For Life, LLC, Mountainside Industries, LLC, Hillside Enterprises, LLC, and GT Creations, LLC, each a Colorado limited liability company (collectively, the "Green Tree Entities”). We paid cash in the amount of $500,000 and stock consideration of 17,977,528 shares of our Common Stock. The closing price of our Common Stock on December 12, 2022, the date of license transfer, was $0.165 per share, as such, fair value of the equity consideration is $2,966,292. An additional $3,500,000 in cash will be paid to the sellers in fifteen (15) equal monthly payments commencing on the 9-month anniversary of the closing. Based on a discount rate of 12%, the fair value of these additional monthly payments is approximately $3,017,510. This liability is included in Notes payable- current and Notes payable- non-current in the accompanying consolidated balance sheets. See Note 13 for additional details.

The table below reflects the Company’s preliminary estimates of the acquisition date fair values of the assets acquired:

Cash	$3,928
Inventory	1,588,454
Fixed assets	688,655
Tradename	950,000
Goodwill	3,255,679
$6,486,716

We have not completed the allocation of the purchase price for the Green Tree Acquisition. As of December 31, 2022, the consolidated balance sheet includes a preliminary allocation of fixed assets, inventory, intangible assets, and goodwill. Management anticipates completing the purchase price allocation as soon as possible, but no later than one year from the acquisition date.

The accompanying consolidated financial statements include the results of the Green Tree Entities from the date of acquisition for financial reporting purposes, December 12, 2022. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2021, are as follows:

	Year ended
	December 31,
	2022	2021
Total revenues	$22,556,789	$16,090,839
Net income (loss) attributable to Common Stockholders	$(9,558,189)	$(8,957,542)
Net income (loss) per common share	$(0.08)	$(0.10)
Weighted average number of basic and diluted common shares outstanding	114,159,065	87,515,259

The unaudited pro-forma results of operations are presented for information purpose only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2021, or to project potential operating results as of any future date or for any future periods.

On December 19, 2022, we completed the Green Man Acquisition, consisting of the acquisition of substantially all of the assets of Green Man. We paid cash in the amount of $1,225,000 and stock consideration of 4,494,382 shares of Common Stock. The closing price of our Common Stock on December 19, 2022, the date of license transfer, was $0.18 per share, as such, fair value of the equity consideration is $808,989. An additional $1,500,000 in cash will be paid to the sellers in eighteen (18) equal monthly payments commencing on the 12-month anniversary of the closing. Based on a discount rate of 12%, the fair value of these additional monthly payments is approximately $1,224,846. This liability is included in Notes payable-current and Notes payable-non-current in the accompanying consolidated balance sheets. See Note 13 for additional details.

The table below reflects the Company’s preliminary estimates of the acquisition date fair values of the assets acquired:

Cash	$8,594
Inventory	108,543
Fixed assets	23,500
Tradename	150,000
Goodwill	2,968,198
$3,258,835

We have not completed the allocation of the purchase price for the Green Man Acquisition. As of December 31, 2022, the consolidated balance sheet includes a preliminary allocation of fixed assets, inventory, intangible assets, and goodwill. Management anticipates completing the purchase price allocation as soon as possible, but no later than one year from the acquisition date.

The accompanying consolidated financial statements include the results of Green Man from the date of acquisition for financial reporting purposes, December 19, 2022. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2021, are as follows:

	Year ended
	December 31,
	2022	2021
Total revenues	$19,002,698	$14,295,386
Net income (loss) attributable to Common Stockholders	$(9,641,205)	$(10,307,060)
Net income (loss) per common share	$(0.09)	$(0.14)
Weighted average number of basic and diluted common shares outstanding	101,500,915	74,032,113

The unaudited pro-forma results of operations are presented for information purpose only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2021, or to project potential operating results as of any future date or for any future periods.

NOTE 3. DISCONTINUED OPERATIONS

On July 16, 2021, we entered into an Asset Purchase Agreement with an individual to sell substantially all the assets of our NBC for a total of $150,000 and 10% of profits generated by the buyer in the states of Michigan, Mississippi, and Massachusetts for a period of twelve months from the closing. On August 2, 2021, the sale of the NBC was completed. Pursuant to amendment, the buyer paid the additional $75,000 in March 2022, and the 10% profit share described above was eliminated.

A breakdown of the results of discontinued operations related to the sale of NBC are presented as follows:

	Year ended
	December 31,
	2022	2021
Product revenues	$3,438	$614,764
Service revenues	—	523,994
Total revenues	3,438	1,138,758

Cost of sales	—	1,157,035
Selling, general and administrative	(2,040)	407,648
Professional fees	—	4,944
Depreciation and amortization	—	11,359
Total costs and expenses	(2,040)	1,580,986
Income (loss) from discontinued operations	$5,478	$(442,228)

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following table provides selected information on cash flows related to discontinued operations for the years ended December 31, 2022 and 2021.

	Year ended
	December 31,
	2022	2021
Accounts receivables	$—	$187,185
Prepaid expenses and other current assets	—	519,274
Depreciation and amortization	—	11,359
Capital expenditures	—	—
Accounts payable and accrued expenses	—	(169,492)
Customer deposits	—	(517,931)

NOTE 4. ACCOUNTS RECEIVABLE

Our accounts receivable consisted of the following:

	December 31,
	2022	2021
Accounts receivable	$83,373	$141,188
Less: Allowance for doubtful accounts	(42,000)	(61,000)
Total	$41,373	$80,188

We record bad debt expense when we conclude the credit risk of a customer indicates the amount due under the contract is not collectible. We recorded bad debt expense of $6,280 and $53,386 during the years ended December 31, 2022 and 2021, respectively.

NOTE 5. NOTES RECEIVABLE

On August 2, 2021, as part of the closing of the sale of NBC, we agreed to a note receivable of $75,000 due August 2, 2022. This note receivable was collected in full in 2022.

NOTE 6. INVENTORIES, NET

Our inventories consistent of the following:

	December 31,	December 31,
	2022	2021
Raw materials	$8,883	$13,343
Work-in-progress and finished goods	2,057,779	1,109,740
Inventories	$2,066,662	$1,123,083

NOTE 7. PREPAIDS AND OTHER CURRENT ASSETS

Our prepaids and other current assets consist of the following:

	December 31,
	2022	2021
Security deposits	$140,628	$45,000
Prepaid insurance	86,071	79,897
Other	32,899	24,178
Total prepaids and other current assets	$259,598	$149,075

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2022	2021
Furniture, fixtures and equipment	$1,484,432	$950,380
Finance lease ROU -building	766,623	—
Software	103,817	103,817
Biological assets	13,000	13,000
Total	2,367,872	1,067,197
Less: Accumulated depreciation	(419,903)	(386,870)
Total property and equipment, net	$1,947,969	$680,327

Depreciation expense was $182,838 and $192,232, respectively, for the years ended December 31, 2022 and 2021.

NOTE 9. INTANGIBLE ASSETS AND GOODWILL

Intangible assets

During the years ended December 31, 2022 and 2021, the Company acquired trade name intangible assets through several acquisitions. See Note 2 for further details of these acquisitions. The amount of trade name intangible assets acquired in each transaction is shown in the table below.

			Useful life
Transaction	Acquisition Date	Amount	(in years)
Green Man Acquisition (1)	December 2022	$150,000	1
Green Tree Acquisition (1)	December 2022	$950,000	2
Trees MLK Acquisition (2)	January 2022	$88,000	10
Trees Portland Acquisition	December 2021	$292,000	10
Trees Waterfront Acquisition (2)	December 2021	$217,000	10
Trees Englewood Acquisition	September 2021	$1,399,000	10
(1)	The purchase price allocation for this acquisition has not been finalized, therefore this amount could be subsequently adjusted. Note that the useful life takes into account that management plans to re-brand the acquired stores under the TREES tradename.
(2)	The trade name intangible asset for these acquisitions was fully impaired in 2022. See discussion of impairment charges below in this footnote.

The following table summarizes the change in the Company’s tradename intangible assets from December 31, 2021 to December 31, 2022:

	Gross Tradename	Accumulated Amortization	Net Tradename
Balance as of December 31, 2021	$6,323,780	$(323,967)	$5,999,813
Purchase price allocation adjustments (see Note 2)	(3,942,000)	—	(3,942,000)
Tradename intangibles acquired	1,188,000	—	1,188,000
Amortization	—	(148,538)	(148,538)
Impairment	(553,377)	—	(553,377)
Balance as of December 31, 2022	$3,016,403	$(472,505)	$2,543,898

Estimated amortization expense for the next five years is as follows:

Year ending December 31,	Amount
2023	$788,758
2024	618,073
2025	169,100
2026	169,100
2027	169,100
Thereafter	629,767
Total	$2,543,898

Amortization expense was $148,538 and $308,342 for the years ended December 31, 2022 and 2021, respectively.

Goodwill

The following represents a summary of changes in the carry amount of goodwill for the years ended December 31, 2022 and 2021 on a consolidated basis and by segment:

Consolidated

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2020	$2,484,200	$—	$2,484,200
Goodwill acquired	8,799,657	—	8,799,657
Impairment	—	(2,484,200)	(2,484,200)
Balance as of December 31, 2021	$11,283,857	$(2,484,200)	$8,799,657
Goodwill acquired	8,094,258		8,094,258
Purchase price allocation adjustment	3,942,000	—	3,942,000
Impairment	—	(2,450,941)	(2,450,941)
Balance as of December 31, 2022	$23,320,115	$(4,935,141)	$18,384,974

Retail Segment

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2020	$—	$—	$—
Goodwill acquired	8,799,657	—	8,799,657
Balance as of December 31, 2021	$8,799,657	$—	$8,799,657
Goodwill acquired	8,094,258	—	8,094,258
Purchase price allocation adjustment	3,942,000	—	3,942,000
Impairment	—	(2,450,941)	(2,450,941)
Balance as of December 31, 2022	$20,835,915	$(2,450,941)	$18,384,974

Cultivation Segment

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2020	$2,484,200	$—	$2,484,200
Goodwill acquired	—	—	—
Impairment	—	(2,484,200)	(2,484,200)
Balance as of December 31, 2021	$2,484,200	$(2,484,200)	$—
Goodwill acquired	—	—	—
Balance as of December 31, 2022	$2,484,200	$(2,484,200)	$—

Cultivation Segment Impairments

As of the annual testing date of December 31, 2021, the Company utilized a third-party valuation firm to estimate the fair value of our Cultivation segment, which consisted of a single reporting unit, using a combination of a discounted cash flow approach and market multiple approach. As a result, the Company determined that the fair value of the Cultivation segment was less than the less than the carrying value and recognized a full impairment of goodwill in the Cultivation segment in the amount of $2,484,200 during the year ended December 31, 2021. Due to the impairment of the goodwill and the price declines of marijuana flower in 2021, the Company also tested its intangible assets with finite lives for impairment using the same valuation methodology and assumptions that we used for the goodwill impairment test. As a result, the Company recorded an impairment of $526,220 during the year ended December 31, 2021.

As of December 31, 2022, due to the continued declines in the wholesale price of marijuana flower in Colorado, the Company determined that the remaining intangible asset balance in the Cultivation segment was not recoverable based on current cash flow projections and that there was no longer value in the tradename value given the economic conditions in the cultivation sector. Therefore, an impairment of the remaining balance of $278,878 was recorded during the year ended December 31, 2022.

Retail Segment Impairments

As of December 31, 2021, the goodwill balance and intangible assets balances in the Retail segment related to acquisitions completed in the third and fourth quarters of 2021. The final purchase price allocations for these acquisitions had not been completed as of December 31, 2021. Therefore, no impairment testing was required.

As of annual testing date on December 31, 2022, the Company utilized a third-party valuation firm to estimate the fair value of each reporting unit within the Retail segment using a combination of a discounted cash flow approach and market multiple approach. Each dispensary location is considered a separate reporting unit. As a result, the Company determined that the fair value of each of the dispensary locations in Oregon was less than the less than its carrying value. Therefore, the Company recognized goodwill impairments in the Retail segment in the amount of $2,450,941 during the year ended December 31, 2022. Due to the impairment of the goodwill in the Retail segment and sales levels that were below management’s expectations, the Company also tested its intangible assets with finite lives for impairment using the same valuation methodology and assumptions that we used for the goodwill impairment test. The resulting fair value estimates indicated that the fair value of the tradename intangible was less than the carrying value for the Trees MLK and Trees Waterfront dispensaries in Oregon. Therefore, the Company recognized an impairment of $274,500 during the year ended December 31, 2022.

NOTE 10. LEASES

The Company’s leases consist primarily of real estate leases for retail, cultivation, and manufacturing facilities.

All but one of the Company’s leases are classified as operating leases. The lease for the retail dispensary acquired in the Green Man Transaction is classified as a finance lease. The current and non-current portions of the operating lease liabilities and finance lease liabilities are disclosed separately on the accompanying consolidated balance sheets. The finance lease ROU asset is included in property and equipment, net (see Note 8) and the operating lease ROU asset is disclosed separately on the accompanying consolidated balance sheets. As the rate implicit in the Company’s leases is not readily determinable, we used an estimated incremental borrowing rate of 20% in determining the present value of lease payments.

The operating lease expense for the years ended December 31, 2022 and December 31, 2021 is as follows:

For the year ended December 31,	2022	2021
Straight-line operating lease expense	$743,156	$495,988
Variable lease cost	133,689	50,197
Short-term lease cost	—	68,768
Total operating lease expense	$876,845	$614,953

The expense associated with the finance lease cost was not material for the year ended December 31, 2022 as the commencement date of the lease was December 19, 2022.

Related party leases

As of December 31, 2022, three of the Company’s operating leases, one retail dispensary lease, one cultivation facility lease, and one lease that includes both cultivation and retail, are related party leases as the landlords are current board members or employees. Another retail dispensary lease was with a related party through May 2022 when the building was sold to an unaffiliated third-party. During the year ended December 31, 2021, the related party operating leases consisted of one dispensary lease and one cultivation facility. As of December 31, 2022, the ROU asset, operating lease liability, current, and operating lease liability, non-current for the related party leases are $1,074,958, $526,378, and $618,617, respectively. For the years ended December 31, 2022 and December 31, 2021, the total lease expense for related party leases was $434,437 and $516,383, respectively.

Lease Maturities

Future remaining minimum lease payments on our operating leases and finance lease are as follows:

Year ending December 31,	Operating leases	Finance lease
2023	$1,433,188	$200,000
2024	1,458,810	205,400
2025	1,146,340	171,043
2026	820,391	136,940
2027	507,871	143,102
Thereafter	965,356	818,100
Total	6,331,956	1,674,585
Less: Present value adjustment	(2,357,182)	(912,155)
Lease liability	3,974,774	762,430
Less: Lease liability, current	(1,433,184)	(55,777)
Lease liability, non-current	$2,541,590	$706,653

The total remaining lease payments in the table above include $2,995,100 related to renewal option periods that management is reasonably certain will be exercised. The majority of this amount relates to the flagship Trees location in Englewood, Colorado and the retail and certain cultivation facilities that were acquired in the Green Tree Acquisition and are eligible for renewal in 2023.

The total remaining minimum lease payments in the table above exclude $474,574 related to leases that are fully executed but have not yet commenced as of December 31, 2022.

As of December 31, 2022, the weighted average remaining term of the Company’s operating leases is 5 years and the remaining term on the finance lease is 10 years.

None of the Company’s leases contain residual value guarantees or restrictive covenants.

Supplemental cash flow information

For the year ended December 31,	2022	2021
Supplemental cash flow information
Cash paid for amounts included in operating lease liability	$685,214	$439,826
Cash paid for amounts included in finance lease liability	$4,194	$—
Supplemental lease disclosures of non-cash transactions:
ROU assets obtained in exchange for operating lease liabilities	$2,235,798	$1,311,124
ROU assets obtained in exchange for finance lease liabilities	$766,623	$—
Reduction of operating lease ROU asset and operating lease liabilities from remeasurement (1)	$(1,097,651)	$—

(1)	In April 2022, the lease for Seven-Five Farm, a cultivation facility, was amended and the remaining lease payments were reduced. Upon modification, management reassessed the lease term and concluded that it was not reasonably certain that any of the renewal option periods in the lease would be exercised. This conclusion was different than the conclusion reached at the initial commencement of the lease in 2020. The significant drop in the wholesale cost of marijuana flower and the current economic environment in the cannabis industry, particularly in the cultivation sector, is the primary driver of this change. As a result, the measurement of the ROU asset and operating lease liability no longer includes the payments associated with the renewal option periods.

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Our accounts payable and accrued expenses consist of the following:

	December 31,
	2022	2021
Accounts payable	$1,108,956	$621,603
Accrued payroll, taxes, and vacation	683,134	403,136
Other	107,360	145,969
Total accounts payable and accrued expenses	$1,899,450	$1,170,708

NOTE 12. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued Common Stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2020	$94,861	359,415
Trees Waterfront acquisition stock accrual	383,994	1,669,537
Stock issued	(33,961)	(259,415)
Balance as of December 31, 2021	$444,894	1,769,537
Stock issued	(383,994)	(1,669,537)
Balance as of December 31, 2022	$60,900	100,000

In December 2021, we completed the acquisition of Trees Waterfront. As part of the transaction, we granted 1,669,537 shares of our Common Stock. As of December 31, 2021 this stock had not been issued. The stock was subsequently issued on January 6, 2022.

The outstanding balance of accrued stock payable as of December 31, 2022 relates to a February 18, 2020 grant of 100,000 fully vested shares for consulting services.  Based on a stock price of $0.61 on the date of grant, the consultant will receive $60,900 worth of our Common Stock.  As of December 31, 2022, none of the stock had been issued.

NOTE 13. NOTES PAYABLE

Our notes payable consisted of the following:

	December 31, 2022			December 31, 2021
	Third-party	Related-party	Total	Third-party		Related-party	Total
2022 12% Notes	$13,167,796	$332,204	$13,500,000	$		$—	$—
2020 10% Notes	—	—	—		6,580,000	—	6,580,000
Trees Transaction Notes	—	1,191,865	1,191,865		—	2,013,644	2,013,644
Green Tree Acquisition Notes	774,750	2,725,250	3,500,000		320,000	—	320,000
Green Man Acquisition Notes	1,500,000	—	1,500,000		—	—	—
Unamortized debt discount	(1,527,346)	(361,587)	(1,888,933)		(1,911,447)	—	(1,911,447)
Total debt	13,915,200	3,887,732	17,802,932		4,988,553	2,013,644	7,002,197
Less: Current portion	(179,827)	(1,723,517)	(1,903,344)		—	(1,094,398)	(1,094,398)
Long-term portion	$13,735,373	$2,164,215	$15,899,588		$4,988,553	$919,246	$5,907,799

Aggregate Maturities

As of December 31, 2022, aggregate future contractual maturities of long-term debt (excluding issue discounts) are as follows:

Year ending December 31,	Amount
2023	$2,340,960
2024	3,434,238
2025	416,667
2026	13,500,000
$19,691,865

Trees Transaction Notes

In September 2021, with the completion of the Englewood acquisition, we are obligated to pay the Seller cash equal to $1,732,884 in equal monthly installments over a period of 24 months. The monthly payments began on October 15, 2021, and the payment is equal to $72,204 per month.

In December 2021, with the completion of the Trees Portland and Trees Waterfront acquisitions, we are obligated to pay the Seller cash equal to $497,371 in equal monthly installments over a period of 24 months. The payments began on February 15, 2022, and the payment is equal to $20,724 per month.

In January 2022, with the completion of the Trees MLK acquisition, we are obligated to pay the Seller cash equal to $384,873 in equal monthly installments over a period of 24 months. The payments began on June 15, 2022, and the payment is equal to $16,036 per month.

In December 2022, with the completion of the Green Tree Acquisition, we are obligated to pay the Seller cash equal to $3,500,000 in equal monthly installments over a period of 15 months. The payments begin in September 2023, and the payment is equal to $233,333 per month.

In December 2022, with the completion of the Green Man Acquisition, we are to pay the Seller cash equal to $1,500,000 in equal monthly installments over a period of 18 months. The payments begin in December 2023, and the payment is equal to $83,333 per month.

12% Notes

On September 15, 2022, we entered into a Securities Purchase Agreement with certain accredited investors (the "12% Investors”), pursuant to which we agreed to issue and sell senior secured convertible notes (the "12% Notes”) with an aggregate principal amount of $13,500,000 to such 12% Investors, in exchange for payment by certain 12% Investors of an aggregate amount of $10,587,250 in cash, as well as cancellation of outstanding indebtedness in the aggregate amount of $2,912,750 represented by the 10% Notes discussed below.

In connection with the 12% Notes, the 12% Investors received warrants (the "12% Warrants”) to purchase shares of our Common Stock equal to 20% coverage of the aggregate principal amount with an exercise price of $0.70 per share, which equals an aggregate of warrants to purchase 3,857,150 shares of Common Stock. The lead 12% Investor received an additional 10% warrant coverage on the aggregate principal amount of 12% Notes for total additional warrants to purchase 1,928,571 shares of our Common Stock. The lead 12% Investor also will receive a five percent fee on the aggregate principal amount of the 12% Notes. This total fee in the amount of $675,000 was recorded as a debt discount and will be amortized over the life of the loan. The 12% Notes bear interest at an annual rate of 12% and will mature on September 16, 2026. The 12% Investors have the option to convert up to 50% of the outstanding unpaid principal and accrued interest of the 12% Notes into Common Stock at a fixed conversion price equal to $1.00 per share.

The relative fair value of the new funding on the 12% Warrants was recorded as a debt discount and additional paid-in capital of $569,223. The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $103,577. We recorded amortization of debt discount expense from the 12% Notes of $90,334 and nil for the year ended December 31, 2022 and 2021, respectively. We determined there was no beneficial conversion feature on the 12% Notes issued. The 12% Notes are treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $254,400.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $131,000.  For the years ended December 31, 2022 and 2021, amortization of debt discount expense was $84,375 and $86,759, respectively, from the 10% Notes.  We determined there was no beneficial conversion feature on the 10% Notes. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 10% Warrants as of December 31, 2020, were:

Current stock price	$0.53
Exercise price	$0.56
Risk-free interest rate	0.38%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	115%

On February 8, 2021, we entered into a Securities Purchase Agreement with an accredited 10% Investor, pursuant to which we issued and sold 10% Notes with an aggregate principal amount of $1,660,000 to such 10% Investor.  The 10% Notes are part of an over-allotment option exercised by us in connection with the convertible note offering consummated on December 23, 2020, as discussed above. In connection with the issuance of the 10% Notes, the holder received warrants to purchase shares of our Common Stock equal to 20% coverage of the aggregate principal amount at $0.56 per share. In the aggregate, this equals 592,858 shares of our Common Stock. The 10% Notes bear interest at an annual rate of 10% and will mature on February 8, 2024.  The 10% Investor has the option to convert up to 50% of the outstanding unpaid principal and accrued interest of the 10% Notes into Common Stock at a variable price of 80% of the market price but no less than $0.65 per share and no more than $1.00 per share. The 10% Warrants are exercisable at an exercise price of $0.56 per warrant.

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $429,300. We determined that this 10% Note had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.66 at the date of the note issuance and the fair value of the Common Stock into which the debt is convertible at the commitment date, per share being $0.90, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued. For the years ended December 31, 2022 and 2021, amortization of debt discount expense was $594,721 and $252,118, respectively. The 10% Notes are treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $810,000. We determined that these 10% Notes had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.49 at the date of the note issuance and the fair value of the Common Stock into which the debt is convertible at the commitment date, per share being $0.83, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $692,500 as additional paid in capital and a debt discount and included in our consolidated statement of operations. For the years ended December 31, 2022 and 2021, amortization of debt discount expense was $1,024,442 and $350,471, respectively. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 10% Warrants as of April 20, 2021, were:

Current stock price	$0.83
Exercise price	$0.56
Risk-free interest rate	0.81%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	115%

See Note 17 for a summary of the outstanding warrants issued in conjunction with our debt.

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

During the first quarter of 2021 the warrant holders exercised 1,323,000 warrants into 747,208 shares of our Common Stock through cashless exercise. We recorded an adjustment to the derivative liability of $1,523,117 as a result.

During the year ended December 31, 2022 and 2021, we recognized a $22,809 gain and a $990,066 loss on the change in fair value of the derivative liability, respectively. As of December 31, 2022, there were 322,807 of the 2019 Warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants:

	December 31,	December 31,
	2022	2021
Number of shares underlying the warrants	322,807	322,807
Fair market value of stock	$0.15	$0.19
Exercise price	$0.40	$0.40
Volatility	78%	82%
Risk-free interest rate	3.99%	4.06%
Warrant life (years)	1.41	1.66

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	December 31,
	2022	2021
Beginning balance	$28,317	$561,368
Warrant exercise	—	(1,523,117)
Change in fair value of warrants derivative liability	(22,809)	990,066
Ending balance	$5,508	$28,317

NOTE 15. COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business. The Company is not presently a party to any legal proceedings that would have a material adverse effect on its business, operating results, financial condition, or cash flows, except as set forth below.

In July 2021, we were served with a Complaint in the District Court, County of Denver, Colorado, by plaintiff 2353 SB, LLC (“Plaintiff”).  We entered into a lease with Plaintiff for the premises at 2353 South Broadway, Denver, CO with a term of three (3) years to commence on November 1, 2020. Monthly lease payments were to be $12,866.66.  In 2020, we made initial payments (first month’s rent, last month’s rent, and security deposit) of $39,633.32; but subsequently did not take possession of the premises and have made no further payments in respect thereof, as a direct result of the COVID-19 pandemic.  The lease contains a ‘force majeure’ clause which includes a provision that neither party is liable for failure to perform its obligations under the lease which have become practicably impossible because of circumstances beyond the reasonable control of the applicable party, including ‘pandemics or outbreak of communicable disease.’

We have taken the position that our failure to take possession and make any further payments under the lease is directly related to the COVID-19 pandemic.  We are vigorously defending this action and believe that the above-referenced force majeure clause presents a complete defense to Plaintiff’s claims.

We filed a motion to dismiss or a motion for summary judgment in the alternative. Plaintiff filed a response and cross-motion for summary judgment thereafter. In October 2022, the court denied the motion to dismiss on the basis that Plaintiff sufficiently pled facts that raise a plausible claim for relief, notwithstanding our possible defenses, but has not specifically made any rulings on either party’s motion for summary judgment. On November 14, 2022, we timely filed a formal answer to the complaint, denying each of Plaintiff’s substantive claims. We also asserted appropriate affirmative defenses, including the force majeure clause of the lease, which provides that we are not liable under the lease in the event of a variety of events outside our control, including “pandemics.” In addition, we have asserted a counterclaim against Plaintiff for breach of contract to recover the initial payments made under the lease as well as attorneys’ fees and costs. The trial is currently scheduled for September 2023.

NOTE 16. DEFERRED TAXES

Income tax expense was $204,917 and nil for the years ended December 31, 2022 and 2021, respectively.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021 are shown below. A valuation allowance has been established as realization of such net deferred tax assets has not met the more likely-than-not threshold requirement. The Company has determined it is not more likely than not that its net deferred tax assets will be recovered. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense.

As of December 31, 2022 and 2021, the Company had federal operating loss carryforwards of approximately $32.1 million and $36.0 million, respectively, and $41.1 and $41.4 million of state net operating loss carryforwards, respectively. Of the current net operating loss carryforwards, $24.1 million expire starting in 2033 through 2037, $3.1 million will expire starting in 2041, $3.7 million will expire in 2042, and $42.3 million do not expire. The Company has evaluated ownership changes pursuant to IRC Sections 382 and 383.  The annual Section 382 base limit is approximately $461 thousand. The additional deemed RBIG pursuant to Notice 2003-65 is approximately $2 million per year for a 5-year recognition period through December 31, 2026.

The components of net deferred tax assets and liabilities are as follows:

	December 31,
Deferred tax assets:	2022	2021
Net operating loss carryforwards	$8,563,430	$9,113,554
Equity-based instruments	366,007	1,991,225
Long-lived assets and other	(46,324)	192,201
Capital loss carryforward	97,868	93,218
Total deferred tax assets	$8,980,981	$11,390,198
Deferred tax liabilities:
Intangible assets	$(566,853)	$—
Total deferred tax liabilities	(566,853)	—
Valuation allowance	(8,414,128)	(11,390,198)
Net deferred tax asset	$—	$—

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year ended December 31,
	2022	2021
Income tax benefit at statutory rate	$(1,946,731)	$(1,862,570)
State income tax benefit, net of Federal benefit	—	(88,898)
280E Disallowance	1,834,141	946,481
Equity-based instruments	14,180	64,735
Fair market value adjustment/loss on extinguishment – derivative liabilities	65,231	312,590
Amortization of debt discount	376,895	176,128
Goodwill and intangible impairment	573,262
Other	107,608	706,270
Valuation allowance	(819,669)	(254,736)
	$204,917	$—

NOTE 17. STOCKHOLDERS’ EQUITY

2021 Preferred stock offering

On September 10, 2021, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with various accredited investors (the “2021 Investors), pursuant to which we issued and sold Units consisting of Series A Convertible Preferred Stock (“Series A Preferred”) and warrants (the “Preferred Warrants”) to purchase shares of our Common Stock. The total number of Units sold was 1,180. Each Unit consists of one share of Series A Preferred and 354,000 Preferred Warrants. The purchase price of each Unit was $1,000, for an aggregate amount sold of $1,180,000. Each share of Series A Preferred is convertible into 1,000 shares of Common Stock upon the consummation of a capital raise of not less than $5,000,000. The Certificate of Designation of the Series A Preferred Stock (“Certificate of Designation”) was filed with the Secretary of the State of Colorado on September 14, 2021. The Certificate of Designations established the new preferred series entitled “Series A Convertible Preferred Stock” with no par value per share, and sets forth the rights, restrictions, preferences, and privileges of the Series A Preferred, summarized as follows:

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

In addition to the Preferred Warrants, the Company has outstanding warrants related to prior equity offerings. The table below summarizes the warrants issued in conjunction with our equity offerings:

			Weighted-
		Weighted-	average
		average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2020	7,602,814	$0.54	4.4	$—
Granted	354,000	1.05
Outstanding as of December 31, 2021	7,956,814	0.56	4.4	—
Granted	—	—
Outstanding and exercisable as of December 31, 2022	7,956,814	$0.56	4.4	$—

Warrants with Debt

The Company has also issued warrants in conjunction with debt issuances. The following summarizes warrants issued in conjunction with our debt issuances:

			Weighted-
		Weighted-	average
		average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2020	7,421,011	$0.46	2.0	$478,925
Granted	1,868,518	0.56
Expired	(1,204,000)	0.65
Outstanding as of December 31, 2021	8,085,529	0.58	2.8	$—
Granted	5,785,721	0.70
Expired	(1,756,000)	0.40
Outstanding and exercisable as of December 31, 2022	12,115,250	$0.66	3.5	$—

Stock-based compensation

Stock-based Awards

As of December 31, 2022, the Company has two active plans, the 2020 Omnibus Incentive Plan approved by the Board in November 2020 (“2020 Plan”) and the 2014 Equity Incentive Plan approved by the Board in October 2014 (“2014

Plan” and collectively with the 2020 Plan the “Stock Incentive Plans”) that allow the Board of Directors to grant stock-based awards to eligible employees, non-employee directors, and consultants of the Company and its subsidiaries. Under the Stock Incentive Plans, the Board may grant non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock to be authorized for issuance under the Stock Incentive Plans is 25 million shares. As of December 31, 2022, stock-based awards for approximately 17.5 million shares are available to be issued under the Stock Incentive Plans.

Stock Options

The following summarizes stock option activity for the years ended December 31, 2022 and 2021:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2020	7,266,420	$1.03	5.5	$167,000
Granted	1,158,000	0.82
Exercised	(394,670)	0.52
Forfeited or expired	(3,126,205)	1.04
Outstanding as of December 31, 2021	4,903,545	$1.11	5.3	$22,000
Granted	250,000	0.34
Forfeited or expired	(216,720)	0.87
Outstanding as of December 31, 2022	4,936,825	$1.08	4.4	$22,000

Exercisable as of December 31, 2022	4,564,445	$1.15	4.4	$4,000

The options granted in 2022 and 2021 expire five years from the date of grant and vest over a period of one year. The grant date fair value of the awards granted in 2022 and 2021, totaled $56,348 and $628,496, respectively.

The following summarizes the Black-Scholes assumptions used to value the Employee Awards granted:

Year ended December 31,
	2022	2021
Exercise price	$0.22 - 0.95	$0.31 - 0.67
Stock price on date of grant	$0.22 - 0.95	$0.27 - 0.67
Volatility	100 - 111%	111 - 114%
Risk-free interest rate	0.29 - 0.97%	0.16 - 1.53%
Expected life (years)	3.0	3.0
Dividend yield	—	—

As of December 31, 2022, there was approximately $13,172 of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of four months.

Restricted Stock Awards

On April 1, 2022 we entered into a Restricted Stock Unit Agreement with four participants. The Restricted Stock Unit’s (“RSU”) were granted pursuant to our 2020 Omnibus Incentive Plan. Four separate executives were each granted 300,000 RSU’s, for a total grant of 1,200,000 RSU’s. The 300,000 RSU’s are divided into three equal tranches of 100,000 RSU’s. Each tranche of RSU will vest immediately if and upon the market price reaching a certain minimum market price of our Common Stock as reported on the OTCQB market. Each tranche will vest as the market price reaches $1.00, $2.00 and $3.00. Upon the RSU’s vesting, the participant will be promptly issued shares of our Common Stock. If there is a change in control, all unvested RSU’s granted under this agreement will become fully vested and the vested RSU’s will be paid out or settled. The grant date fair value of these instruments is $535,976 and was calculated using the Monte Carlo model. The fair value of the RSU’s is recognized over the requisite service period. As these RSU’s do not have a service period, we used the requisite service period derived from the valuation of 10 years. As of December 31, 2022, none of the RSU’s have vested.

The Company recognized $188,330 and $307,963 of expense related to stock-based awards during the years ended December 31, 2022 and December 31, 2021, respectively.

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2022	2021
Stock options	4,936,825	4,963,545
Restricted stock awards	1,200,000	—
Warrants	20,072,064	16,117,343
Accrued stock payable	100,000	1,769,537
Convertible notes	6,750,000	5,785,450
Preferred stock	1,180,000	1,180,000
	34,238,889	29,815,875

NOTE 19. RELATED PARTY TRANSACTIONS

On June 3, 2020, the Company entered into a consulting agreement with Adam Hershey, a board member and investor, pursuant to which he would act as a strategic consultant for the Company, including aiding with the sourcing and evaluation of merger and acquisition deals, strategic capital and strategic partnerships or joint ventures. We paid Mr. Hershey $125,000 and $99,996 during the years ended December 31, 2022 and 2021, respectively.

We currently have a lease agreement with Dalton Adventures, LLC in which we rent a greenhouse cultivation facility in Boulder, Colorado. The owner of Dalton Adventures, LLC is a principal shareholder and board member of the Company. We incurred approximately $362,000 and $458,000 of rent expense related to this lease for the years ended December 31, 2022 and 2021, respectively. See Note 10 for further discussion of the Company’s obligations associated with related-party leases.

We currently have a lease agreement with JLA Enterprises, LLC in which we rent a retail dispensary in Longmont, Colorado. A board member and an executive level employee of the Company are owners of JLA Enterprises, LLC. We also have a lease agreement with ALJ 1090, LLC in which we rent a building that has a retail dispensary and cultivation facility in Berthoud, Colorado. The same board member is an owner of ALJ 1090, LLC. These leases were assumed as part of the Green Tree Acquisition on December 12, 2022, and as such, the expense related to these leases was not material for the year ended December 31, 2022. See Note 10 for further discussion of the Company’s obligations associated with related-party leases.

We previously had a lease agreement with Bellewood Holdings, LLC in which we leased the retail space for the Trees Englewood dispensary in Englewood, Colorado. The owner of Bellewood Holdings, LLC is a principal shareholder and board member of the Company. This lease was assigned to a new landlord (unaffiliated with the Company or such principal shareholder and board member) when the building was sold in June 2022. We incurred approximately $66,000 and $47,000 of related-party lease expense for this lease for the years ended December 31, 2022 and December 31, 2021, respectively. See Note 10 for further discussion of the Company’s obligations associated with related-party leases.

As of December 31, 2022, four of our current board members hold senior convertible promissory notes from the Company for an aggregate amount of $320,000. These notes are included in the 12% Notes discussed in Note 13. Accrued interest earned and owed to the board members was $11,738 as of December 31, 2022.

One of the sellers in the Trees Transaction is a principal shareholder and board member of the Company and another seller is an executive level employee of the Company. As of December 31, 2022, the Company has outstanding debt related to the Trees Transaction payable to these individuals. See Note 13 for disclosure of the Trees Transaction Notes.

One former owner of the Green Tree Entities is a current board member and another former owner is currently an executive level employee of the Company. As of December 31, 2022, the Company has outstanding debt related to the Green Tree Acquisition that is payable to these individuals. See Note 13 for disclosure of the Green Tree Acquisition Notes. In addition, the Company made one-item bonus payments of approximately $383,000 to each former owner as part of employment agreements to remain with the Company. These payments are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

NOTE 20. SEGMENT INFORMATION

Our operations are organized into two segments: Retail and Cultivation. All revenue originates in, and all assets are located in the United States. Segment information is presented in accordance with ASC 280, Segments Reporting. This standard is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with GAAP. The following information is presented net of discontinued operations. For more information see Note 3.

Year ended December 31

2022	Retail	Cultivation	Eliminations	Total
Revenues	$12,934,904	$1,783,309	$(1,273,671)	$13,444,542
Costs and expenses	(13,117,039)	(3,346,975)	1,273,671	(15,190,343)
Segment operating income	$(182,135)	$(1,563,666)	$—	(1,745,801)
Corporate expenses				(7,529,827)
Net loss from continuing operations before income taxes				$(9,275,628)

2021	Retail	Cultivation	Eliminations	Total
Revenues	$3,515,761	$2,722,059	$(325,093)	$5,912,727
Costs and expenses	(3,112,595)	(6,273,162)	325,093	(9,060,664)
Segment operating income	$403,166	$(3,551,103)	$—	(3,147,937)
Corporate expenses				(5,279,214)
Net loss from continuing operations before income taxes				$(8,427,151)

	December 31,	December 31,
Total assets	2022	2021
Retail	$25,212,245	$16,831,580
Cultivation	4,628,452	3,634,406
Corporate	1,985,455	1,709,496
Total assets - segments	31,826,152	22,175,482
Intercompany eliminations	(131,439)	(151,137)
Total assets - consolidated	$31,694,713	$22,024,345

NOTE 21. SUBSEQUENT EVENTS

In February 2023, we completed the acquisition of Station 2, LLC, the assets of which consist of a dispensary located in Denver, CO. The consideration paid by the Company consists of cash at closing equal to $256,582 plus an additional $385,873 in twenty-four (24) equal monthly payments commencing May 2023. Timothy Brown, one of our Board members, was the sole owner of Station 2 and has and will receive all consideration described above.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2022, the Company's management, including the Company's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

The management of TREES Corporation, with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control -- Integrated Framework (2013). Based on the assessment under COSO, management determined that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 will be incorporated by reference from our definitive proxy statement or included in an amendment to this Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, in either case to be filed not later than 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be incorporated by reference from our definitive proxy statement or included in an amendment to this Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, in either case to be filed not later than 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be incorporated by reference from our definitive proxy statement or included in an amendment to this Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, in either case to be filed not later than 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be incorporated by reference from our definitive proxy statement or included in an amendment to this Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, in either case to be filed not later than 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be incorporated by reference from our definitive proxy statement or included in an amendment to this Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, in either case to be filed not later than 120 days following the end of our fiscal year.

.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed with this Report:

Exhibit Number	Exhibit Name
2.1	Articles of Merger (Acquisition of shares in Advanced Cannabis Solutions) (Incorporated by reference to Exhibit 2 to our registration statement on Form S-1, File No. 333-193890)
2.2	Asset Purchase Agreement dated as of January 24, 2020, by and between the Company and Dalton Adventures, LLC (incorporated by reference to Exhibit 2.2 to our Form 10-K filed May 14, 2020)
2.3	Asset Purchase Agreement, dated as of April 7, 2020, between the Company and the Organic Seed, LLC (incorporated by reference to Exhibit 2.3 to our Form 10-K filed May 14, 2020)
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1, File No. 333-163342)
3.2	Articles of Amendment (name change) (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on June 18, 2015)
3.3	Amendment to Amended and Restated Articles of Incorporation effective November 23, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on November 25, 2020)
3.4	Amendment to Amended and Restated Articles of Incorporation effective June 8, 2022 (incorporated by reference to Exhibit 3.1 of our form 8-K filed on June 14, 2022)
3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on February 1, 2017)
4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Form 8-K filed September 14, 2021)
4.6**	Description of Company’s Common Stock
10.1	Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.2 to our Form 8-K filed on April 6, 2016)
10.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 4, 2019)
10.3	Form of Employee Nonstatutory Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 16, 2015)
10.4	Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 3, 2015)
10.5	Option for the Company to Purchase Note and Equity Interest (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 9, 2015)
10.6	Form of Amendment to Option to Purchase Note and Equity Interest (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 8, 2016)
10.7	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 8, 2016)
10.8†	Form of Time-Based Options Award (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 14, 2017)
10.9†	Form of Performance-Based Options Award (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on December 14, 2017)
10.10†	Amended and Restated 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on November 8, 2018)
10.11	Agreement with Flowhub Holdings, LLC Safe dated November 5, 2018 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 9, 2018)

Exhibit Number	Exhibit Name
10.12	Form of First Amendment to Secured Promissory Note (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 6, 2019)
10.13	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 4, 2019)
10.14	Promissory Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 24, 2019)
10.15	Form of Promissory Note (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed July 24, 2019)
10.16	Form of Securities Exchange Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 17, 2019)
10.17	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 26, 2019)
10.18	Contract to Buy and Sell Real Estate (Commercial) (Incorporated by reference to Exhibit 10.5 to our Form 8-K filed November 20, 2019)
10.19	Deed of Trust Note dated December 31, 2019 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 14, 2020)
10.20	Deed of Trust, Assignment of Leases and rents, Security Agreement and Fixture Filing dated January 8, 2020 (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed January 14, 2020)
10.21	Form of Unsecured Promissory Note (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 24, 2020)
10.22	Form of 2020 A Warrant to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 24, 2020)
10.23	Convertible Promissory Note (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed February 24, 2020)
10.24	Promissory Note Exchange Agreement (Incorporated by reference to Exhibit 10.4 to our Form 8-K filed February 24, 2020)
10.25

Subscription Agreement entered into as of May 31, 2020 by the Company, Hershey Strategic Capital, LP and Shore Ventures III, LP (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 1, 2020)

10.26	Form of Warrant (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed June 1, 2020)
10.27

Letter Agreement between General Cannabis Corp and Hershey Strategic Capital, LP and Shore Ventures III, LP, dated September 13, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 14, 2020)

10.28	General Cannabis Corp 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 25, 2020)
10.29	Form of Senior Convertible Promissory Note issued by General Cannabis Corp to certain investors (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 30, 2020)
10.30	Form of Warrant issued by General Cannabis Corp to certain investors(incorporated by reference to Exhibit 10.2 to our Form 8-K filed December 30, 2020)
10.31	Form of Securities Purchase Agreement between General Cannabis Corp and certain investors (incorporated by reference to Exhibit 10.3 to our Form 8-K filed December 30, 2020)
10.32

Form of Supplemental Note Exchange Agreement for 15% Note Holders between General Cannabis Corp and certain investors (incorporated by reference to Exhibit 10.4 to our Form 8-K filed December 30, 2020)

10.33	Agreement and Plan of Reorganization and Liquidation dated April 18, 2021 (Colorado) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 21, 2021)
10.34	Agreement and Plan of Reorganization and Liquidation dated April 18, 2021 (Oregon) (incorporated by reference to Exhibit 10.2 to our Form 8-K filed April 21, 2021)
10.35	Asset Purchase Agreement between General Cannabis Corp, NBC Holdings LLC and Richard Cardinal dated July 16, 2021 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 21, 2021)

Exhibit Number	Exhibit Name
10.36†	Offer Letter dated September 5, 2021 between the Company and Jessica Bast (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 10, 2021)
10.37†	Employment Agreement dated September 9, 2021 between the Company and Timothy Brown (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 10, 2021)
10.38	Form of Securities Purchase Agreement – Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 14, 2021)
10.39	Form of Warrant (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 14, 2021)
10.40	Form of ‘A’ Warrant Amendment Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 21, 2021)
10.41	Form of ‘B’ Warrant Amendment (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 21, 2021)
10.42†	Amendment to Employment Agreement dated October 1 2021 between the Company and John Barker Dalton (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 4, 2021)
10.43

Asset Purchase Agreement dated September 13, 2022 by and among the Company and the Green Tree Entities party thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on September 19,2022).

10.44†	Form of Employment Agreement between the Company and Allyson Feiler (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on September 19, 2022).
10.45†	Form of Employment Agreement between the Company and Loree Schwartz (incorporated by reference to Exhibit 10.3 of our Form 8-K filed on September 19, 2022).
10.46	Form of Consulting Agreement between the Company and CMD Consulting Services, Inc. (incorporated by reference to Exhibit 10.4 of our Form 8-K filed on September 19, 2022).
10.47	Form of Consulting Agreement between the Company and SilverFox, LLC (incorporated by reference to Exhibit 10.5 if our Form 8-K filed September 19, 2022).
10.48

Form of Securities Purchase Agreement dated September 15, 2022 by and among the Company and Investors party thereto (incorporated by reference to Exhibit 10.6 of our Form 8-K filed on September 19, 2022).

10.49	Form of Senior Secured Convertible Promissory Note of the Company (incorporated by reference to Exhibit 10.7 of our Form 8-K filed on September 19, 2022).
10.50	Form of Warrant of the Company (incorporated by reference to Exhibit 10.8 of our Form 8-K filed on September 19, 2022).
10.51	Form of Security Agreement by and among the Company and Investors (incorporated by reference to Exhibit 10.9 of our Form 8-K file don September 19, 2022).
10.52

Form of First Escrow Agreement by and among the Company, Lead Investor and Day & Associates, LLC, as escrow agent (incorporated by reference to Exhibit 10.10 of our Form 8-K filed on September 19, 2022).

10.53	Form of Second Escrow Agreement by and among the Company, Investors and Day & Associates, LLC, as escrow agent (incorporated by reference to Exhibit 10.11 of our Form 8-K filed on September 19, 2022).
10.54†	Consulting Agreement dated September 16, 2022, by and between the Company and Hershey Management 1, LLC (incorporated by reference to Exhibit 10.12 of our Form 8-K filed on September 19, 2022).
10.55†	Consulting Agreement dated September 16, 2022, by and between the Company and CRM LLC (incorporated by reference to Exhibit 10.13 of our Form 8-K filed on September 19, 2022).
10.56

Asset Purchase Agreement dated October 14, 2022 by and among the Company, Trees Colorado LLC, Station 2 LLC and Timothy Brown (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 19, 2022).

Exhibit Number	Exhibit Name
10.57

Amendment to First Amended and Restated Agreement and Plan of Reorganization and Liquidation dated October 14, 2022 by and among the Company, Trees Colorado LLC, TDM LLC, Station 2 LLC and Timothy Brown (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 19, 2022).

10.58

Asset Purchase Agreement dated October 28, 2022 by and among the Company, Green Man Colorado LLC, GMC, LLC and certain equity holders of GMC party thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on November 3, 2022).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Form 10-K filed March 31, 2017)
21.1**	Subsidiaries
23.1**	Consent of Haynie & Company
31.1**	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 of Principal Executive Officer
31.2**	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 of Principal Financial and Accounting Officer
32.1**	Certification pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 of the Principal Executive and Financial Officers
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(**)   Filed herewith.

(†)   Denotes management contract, or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Adam Hershey	Interim Chief Executive Officer	April 17, 2023
Adam Hershey

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam Hershey	Principal Executive Officer and Director	April 17, 2023
Adam Hershey

/s/ Edward Myers	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2023
Edward Myers

/s/ Carl J. Williams	Director	April 17, 2023
Carl J. Williams

/s/ Richard C. Travia	Director	April 17, 2023
Richard C. Travia

/s/ Timothy Brown	Director	April 17, 2023
Timothy Brown

/s/ Allyson Feiler Downing Allyson Feiler Downing	Director	April 17, 2023