Form 10-K/A
period 2022-12-31
TREES Corp (Colorado)
filed 2023-05-01
CIK 1477009

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock , par value $0.01 per share (“Common Stock”), on June 30, 2022, was $12,919,668.

As of April 15, 2023, the Registrant had 118,664,094 issued and outstanding shares of Common Stock.

Auditor Firm ID: 457Auditor Name: Haynie & CompanyAuditor Location: Salt Lake City, Utah

EXPLANATORY NOTE

TREES Corporation (“we”, “us”, the “Company”, or “TREES”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) for the year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 17, 2023 (“Original 10-K”), in order to add the disclosure required by Part III of Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2.

Except for the foregoing amended information, we have not updated the disclosures contained in this Form 10-K/A to reflect events that have occurred subsequent to the filing date of the Original 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our subsequent filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information Concerning Directors

Each of the persons named below currently serve as a director of the Company.

Name	Age	Positions
Carl J. Williams	71	Chairman of the Board
Adam Hershey	50	Director and Interim Chief Executive Officer
Richard Travia	41	Director
Timothy Brown	37	Director and Chief Visionary Officer
Allyson Feiler Downing	35	Director and Chief Marketing Officer

Carl J. Williams was appointed Chairman of the Board on September 11, 2020. Mr. Williams is the Chair of the Compensation Committee and a member of the Audit Committee. Mr. Williams’s career in financial services spans 30 years and includes several high profile industry positions. Mr. Williams served as a director of Planet Payment, Inc. [formerly Nasdaq: PLPM], a company which processes merchant payments internationally, beginning in August 2013 before being elevated in February 2014 to Chairman and CEO, positions that he held until 2020 (Planet Payment was sold in 2018 to the Fintrax Group, a leader in payment processing). Before that, from 2004 until 2009, Mr. Williams was President of World Wide Payment Processing for Global Payments [NYSE: GPN], and served as its Advisor to Global Payments on Business Development and International Operations from 2009 to 2013. He also served as Managing Director of Pay Anywhere, LLC from 2012 until 2013. He also served as President of the Merchant Services Division of National Processing Company, one of the nation’s largest processors of credit card, debit and check transactions. He holds a BA from La Salle University. The Company believes Mr. Williams’s qualifications to sit on the Company’s Board of Directors include his prior and extensive leadership positions with public companies.

Adam Hershey was appointed as the Interim Chief Executive Officer on May 7, 2021, and a director on July 13, 2020. Mr. Hershey is the Chair of the Corporate Governance and Nominating Committee. Mr. Hershey has over 25 years of investing experience in public and private markets. He is currently the Founder, Managing Partner and Portfolio Manager of Hershey Strategic Capital, LP, an opportunistic, alternative asset manager focused on active investing in small cap public companies that was founded in July 2009. He invests in both public and private companies, covering multiple industries with a typical investment time frame of three to five years, focusing on fundamental, long term absolute returns across the capital structure. He is also the Founder and Managing Member of several investment partnerships that focus on providing growth and expansion capital. Mr. Hershey was a Partner and Chief Investment Officer at SIAR Capital, LLC, a single-family office specializing in undervalued and emerging growth companies based in New York City from September 2007 through June 2016, and remained a consultant through December 2016. At SIAR Capital he invested in public and private companies, as well as third-party alternative asset managers and multiple co-investment transactions. The investment focus was based on maintaining a concentrated portfolio of undervalued and emerging companies, working closely with management to foster economic value through the development of various businesses. SIAR Capital broadened its investment mandate to include opportunistic investments across asset classes. Mr. Hershey graduated from Tulane University A.B. Freeman School of Business with a B.S.M. in 1994. The Company believes Mr. Hershey’s qualifications to sit on the Company’s Board of Directors include his prior and extensive investing experience in public and private markets.

Richard Travia was appointed a Director on September 11, 2020. Mr. Travia is the Chair of the Audit Committee and a member of the Compensation Committee. Richard Travia founded Wildcat Advisory Group in 2017 and Wildcat Investment Management in 2018. Wildcat Advisory Group is a diversified business and investment consultant that advises small and medium size public and private companies, institutional investors such as family offices, private equity funds and hedge funds, and institutional-quality service providers. Wildcat Investment Management provides investment management services for Wildcat’s SPV business. Mr. Travia is a Manager of YVP GP, LLC, the General Partner of a late-stage venture investment business. He also acts as the Manager of the Arnott Capital Opportunities GP LLC, is a Director of the Arnott Opportunities (Cayman) Fund Ltd and the DelGatto Diamond Finance Cayman Ltd. Fund. Mr. Travia is a member of the Board of Directors of Plastiq, Inc., the Board of Advisors for Trebel Music, the Board of Advisors for Freedom Football League and the Board of Directors for the San Diego Warriors football franchise. Mr. Travia is a registered Director with CIMA and has served as a member of many Liquidation Committees, Creditor Committees and Debt Classes. Prior to launching Wildcat, he co-founded Tradex Global Advisors in 2004 and Tradex Global Advisory Services in 2014. While at Tradex, he served as the COO and Compliance Officer of the firm, Director of Research for the fund of hedge funds business and Head of Risk Management for the single hedge fund business. Mr. Travia has nearly 20 years of experience in alternative assets. Prior to founding Tradex Global Advisors, he served as the lead analyst for the Select Access Family of Funds, a fund of hedge funds business. Mr. Travia graduated from Villanova University in 2003 with a Bachelor’s Degree in Economics. He has served as a Senator on the University Senate, a member of the University’s Executive Committee and as a Board Member, Executive Committee Member and Treasurer of Stamford’s East Side Partnership. He is currently a Member of the Villanova University MBA Mentor Program, the Villanova University Student- Athlete Mentor Program, the Christopher & Dana Reeve Peer & Family Support Program and serves as a Member of the Board of Trustees and the Treasurer for the Zoological Society of New Jersey, which supports the Essex County Turtle Back Zoo, the largest zoo in the state. Richard is also active with Villanova’s Institute for Innovation and Entrepreneurship, Villanova’s Office of Diversity, Equity and Inclusion, and Villanova’s LEVEL, an organization on campus dedicated to ‘leveling’ the playing field for students with disabilities.

Timothy Brown was appointed a Director and Member of the Nominating Committee on September 7, 2021. Mr. Brown serves as the Chief Visionary Officer of the Company. From 2017 to 2021, Mr. Brown served as the Chief Executive Officer of TREES, cannabis dispensaries in Colorado and Oregon that the Company acquired in 2021. Prior to that, from 2014 to 2017, Mr. Brown served as President of Apex Greenhouse Management. The Company believes Mr. Brown’s qualifications to sit on the Company’s Board of Directors include his position as one of the largest shareholders in the Company, prior ownership of TREES cannabis dispensaries and extensive knowledge of the Colorado cannabis market.

Allyson Feiler Downing was appointed as a Director and Member of the Nominating Committee on December 12, 2022 to fill an existing vacancy on the Board. Ms. Feiler serves as the Chief Marketing Officer of the Company. From 2012 to 2022, Ms. Feiler served as the Chief Executive Officer of Green Tree Medicinals, cannabis dispensaries, manufacturing and cultivation operations in Colorado that the Company acquired in 2022. Prior to that, from 2009 to 2012, Ms. Feiler served as the Chief Executive Officer of Natures Medicine and was one of the first dispensary operators in the state of Colorado. The Company believes Ms. Feiler’s qualifications to serve as a Director include her formal education achievements, including a Master’s degree in Entrepreneurship and Bachelor’s degree in business administration from the University of Florida, her position as one of the largest shareholders in the Company, prior ownership of Green Tree Medicinals cannabis dispensaries and cultivations, and her extensive knowledge of the Colorado cannabis market.

CORPORATE GOVERNANCE AND BOARD MATTERS

Code of Business Conduct and Ethics

The Board has established a corporate Code of Ethics, as defined by Item 406 of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act”), that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions. Among other matters, the Code of Ethics is designed to ensure that:

●	Company business is conducted in an ethical, moral and legal manner;
●	Reports, documents and other public communications made by the Company are delivered in a timely, fair, complete, accurate and understandable manner;
●	Mechanisms to monitor and promote compliance with applicable governmental laws, rules and regulations are established and maintained;
●	Business transactions are properly authorized and completely and accurately recorded on the Company’s books and records in accordance with generally accepted accounting principles and established Company financial policies; and
●	Employees work together in order to provide a mechanism for members of the organization to inform senior management of deviations from policies and procedures governing honest and ethical behavior.

Our Code of Ethics may be found on our website at https://www.treescann.com/code-of-ethics/.

Director Independence

Applying the definition of independence under Nasdaq rules, the Board has determined that Messrs. Williams and Travia are "independent” directors.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Attendance of Directors at Board Meetings and Annual Meeting of Shareholders

During 2022, the Board of Directors met (or acted via written consent) eleven times, the Audit Committee met four times, the Compensation Committee met one time and the Nominating and Corporate Governance Committee met one time. Each director who was on the Board during this timeframe attended at least 75% of the aggregate number of meetings held during his term of service. The Company does not have a policy requiring its directors to attend the Annual Meeting of Shareholders.

Board Committees

The Board has three committees with their respective principal functions and membership described below. Each committee has a charter that is posted on our website at www.treescann.com (select the "Investors” link and then the "Board Committee Charters” link). On an annual basis, each committee reviews the adequacy of its charter and its performance.

Audit Committee

Our Audit Committee consists of each of Mr. Travia and Mr. Williams. The Audit Committee, among other things:

●	reviews the annual audited consolidated financial statements with management and the independent auditors and determines whether to recommend to the Board of Directors that they be included in our Annual Report on Form 10-K;
●	reviews proposed major changes to our auditing and accounting principles and practices;
●	reviews and evaluates our system of internal control;
●	reviews significant financial reporting issues raised by management or the independent auditors; and
●	establishes procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters as well as the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

The Board has determined that Mr. Travia is an "audit committee financial expert” as defined in the applicable rules and regulations of the Exchange Act and that Mr. Travia and Mr. Williams are “independent directors” applying the definition of independence under Nasdaq rules. Mr. Travia serves as Chair of the Audit Committee.

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

Mr. Williams and Mr. Travia are the members of the Compensation Committee, and Mr. Williams serves as Chair of the Compensation Committee. During the year ended December 31, 2022, no executive officer of the Company served as a member of the compensation committee (or any other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company’s Compensation Committee. Our Chief Executive Officer, upon request, may attend selected meetings of the Compensation Committee.

Nominating and Corporate Governances Committee

Our Nominating and Corporate Governance Committee consists of Mr. Hershey, Mr. Brown and Ms. Feiler. The purpose of the Nominating and Corporate Governance Committee is to identify suitable qualified candidates to be proposed for appointment or election to the Board and to develop corporate governance policies for the Board. Mr. Hershey serves as Chair of the Nominating and Corporate Governance Committee.

Board Leadership Structure

The Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board of Directors. Mr. Williams was appointed Chairman of the Board on September 11, 2020.

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

The Director Nomination Process

The Nominating and Corporate Governance Committee considers nominees from all sources, including shareholders. The Board elects nominees recommended by the Nominating and Corporate Governance Committee to fill vacancies and nominates the nominees for election by our shareholders after considering the recommendations of the Nominating and Corporate Governance Committee. Shareholder nominees are evaluated by the same criteria used to evaluate potential nominees from other sources. The Board of Directors will include directors who qualify as “independent” directors within the meaning of the listing standards of Nasdaq, as the same may be amended from time to time. Minimally, nominees should have a reputation for integrity, honesty, and adherence to high ethical standards. They should have demonstrated business experience and the ability to exercise sound judgment in matters related to the current and long-term objectives of the Company, and should be willing and able to contribute positively to the decision-making process of the Company. In addition, they should not have, nor appear to have, a conflict of interest that would impair the nominee’s ability to represent the interests of the Company or to fulfill the responsibilities of a director.

The value of diversity on the Board is considered and the particular or unique needs of the Company are taken into account at the time a nominee is being considered. The Board seeks a broad range of perspectives and considers both the personal characteristics (gender, ethnicity, age, etc.) and experience (industry, professional, public service) of directors and prospective nominees to the Board. Additionally, the Board considers the respective qualifications needed for directors serving on various committees of the Board, and serving as chairs of such committees, should be taken into consideration. In recruiting and evaluating nominees, the Board considers the appropriate mix of skills and experience and background needed for members of the Board and for members of each of the Board’s committees, so that the Board and each committee has the necessary resources to perform its respective functions effectively. The Board also believes that a prospective nominee should be willing to limit the number of other corporate boards on which he or she serves so that the proposed director is able to devote adequate time to his or her duties to the Company, including preparing for and attending Board and committee meetings. The re-nomination of existing directors is not viewed as automatic, but based on continuing qualification under the criteria set forth above. In addition, the Board will consider the existing director’s performance on the Board and on any committee on which such director serves, which will include attendance at Board and committee meetings.

Director Nominees by Shareholders. The Nominating and Corporate Governance Committee will consider proposed nominees whose names are submitted to it by shareholders; should shareholders make any future submission.

EXECUTIVE OFFICERS

Our current executive officers are listed below. Executive officers are appointed by the Board and serve at the Board’s discretion.

Name	Age	Position
Adam Hershey	50	Interim Chief Executive Officer and Director
Edward Myers	63	Chief Operating Officer, Interim Chief Financial Officer, and Principal Financial and Accounting Officer
Timothy Brown	36	Chief Visionary Officer and Director

Adam Hershey was appointed as the Interim Chief Executive Officer on May 7, 2021, and a director on July 13, 2020. Mr. Hershey is the Chair of the Corporate Governance and Nominating Committee. Mr. Hershey has over 25 years of investing experience in public and private markets. He is currently the Founder, Managing Partner and Portfolio Manager of Hershey Strategic Capital, LP, an opportunistic, alternative asset manager focused on active investing in small cap public companies that was founded in July 2009. He invests in both public and private companies, covering multiple industries with a typical investment time frame of three to five years, focusing on fundamental, long term absolute returns across the capital structure. He is also the Founder and Managing Member of several investment partnerships that focus on providing growth and expansion capital. Mr. Hershey was a Partner and Chief Investment Officer at SIAR Capital, LLC, a single-family office specializing in undervalued and emerging growth companies based in New York City from September 2007 through June 2016, and remained a consultant through December 2016. At SIAR Capital he invested in public and private companies, as well as third-party alternative asset managers and multiple co-investment transactions. The investment focus was based on maintaining a concentrated portfolio of undervalued and emerging companies, working closely with management to foster economic value through the development of various businesses. SIAR Capital broadened its investment mandate to include opportunistic investments across asset classes. Mr. Hershey graduated from Tulane University A.B. Freeman School of Business with a B.S.M. in 1994.

Edward Myers was appointed as Chief Operating Officer on September 16, 2022, and Interim Chief Financial Officer on February 3, 2023. From 2010 – present, Mr. Myers has worked in the FinTech industry at a board and interim CEO level to prepare the businesses for liquidity events, as well as advising on buy-side transactions. From 2004-2010, Mr. Myers served as the President for Global Payments North America (NYSE: GPN). During this time, Mr. Myers also served as Chairman of the Board for Comerica Merchant Services as well as CEO & Chairman of the Board for Global Gaming Services. He also served as Managing Director of Pay Anywhere LLC, a mobile credit card processor (North American Bancard). From 1998 – 2002, Mr. Myers served as Executive Vice President of Spherion Assessment Group (NYSE: SFN), a business unit of Spherion Inc., a recruiting and staffing service. Mr. Myers also previously served as the Divisional Executive Vice President of Merchant Services of National Processing Company (NYSE: NPC), a payment processing company, from 1992-1996.

Timothy Brown was appointed a Director and Member of the Nominating Committee on September 7, 2021. Mr. Brown serves as the Chief Visionary Officer of the Company. From 2017 to 2021, Mr. Brown served as the Chief Executive Officer of TREES, cannabis dispensaries in Colorado and Oregon that the Company acquired in 2021. Prior to that, from 2014 to 2017, Mr. Brown served as President of Apex Greenhouse Management.

DELINQUENT SECTION 16(A) REPORTS

The Company’s securities are currently registered under Section 12 of the Exchange Act. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of the Company’s equity securities under Sections 13 or 16 of the Exchange Act. The Company’s officers, directors and beneficial owners of 10% or more of its equity securities became subject to such requirement and, to date, to the Company’s knowledge based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to us during the most recent fiscal year, none of such persons has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except for one report on Form 3 by Timothy Brown in connection with Mr. Brown joining the Board.

ITEM 11. EXECUTIVE COMPENSATION

Introduction

This Executive Compensation section is designed to provide shareholders with an understanding of our compensation program and to discuss the compensation earned for 2022 by our named executive officers. The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. The Compensation Committee is responsible for: (a) assisting our Board in fulfilling its fiduciary duties with respect to the oversight of the Company’s compensation plans, policies and programs, including assessing our overall compensation structure, reviewing all executive compensation programs, incentive compensation plans and equity-based plans, and determining executive compensation; and (b) reviewing the adequacy of the Compensation Committee charter.

Named Executive Officers

In 2022, our ‘named executive officers’ included:

●	Adam Hershey, Interim Chief Executive Officer
●	Edward Myers, Chief Operating Officer, Interim Chief Financial Officer, and Principal Financial and Accounting Officer
●	Timothy Brown, Chief Visionary Officer
●	Jessica Bast, Previous Chief Financial Officer and Principal Financial and Accounting Officer (resigned February 3, 2023)

Our Philosophy on Executive Compensation

Our primary objectives with respect to executive compensation are to attract and retain the best possible executive talent, to link annual compensation (cash and stock-based) and long-term stock-based compensation to achievement of measurable corporate goals and individual performance, and to align executives’ incentives with shareholder value creation. To achieve these objectives, we are endeavoring to implement and maintain compensation plans that tie our executives’ overall compensation to our financial performance and return to shareholders. Overall, the total compensation opportunity is intended to create a competitive executive compensation program.

Our Process for Executive Compensation

The Compensation Committee oversees our executive compensation program. The Compensation Committee develops and recommends to the Board the overall compensation package for our Chief Executive Officer and, with the assistance of our Chief Executive Officer, for each of our other executive officers. Our Chief Executive Officer does not participate in determining his compensation. Although objective criteria may be used, the Compensation Committee retains final discretion in determining the compensation of our executive officers. In general, the Compensation Committee makes its final determination of both annual incentive awards and awards earned based on long-term performance in the first quarter following the end of each performance period.

In implementing and administering the Company’s compensation philosophy, the Committee:

●	Reviews market data to assess the competitiveness of the Company’s compensation policies;
●	Reviews the Company’s performance against the Company’s plans and budgets and considers the degree of attainment of performance goals and objectives; and
●	Reviews the individual performance of each executive officer.

As a general practice, the Committee makes significant decisions over multiple meetings, discussing conceptual matters, reviewing preliminary recommendations, reviewing final recommendations and reviewing advice of legal advisors before acting. The Committee also holds special meetings as necessary in order to perform its duties.

Elements of Named Executive Officer Compensation

Our named executive officer compensation consists of base salary, annual performance based cash and equity incentives, long-term equity plan participation and customary broad-based employee benefits. In addition, on occasion, the Compensation Committee may award special bonuses to the named executive officers based on individual performance and company metrics. The mix of base salary and annual bonus opportunity based on achievement of objectives and long-term stock-based compensation incentive (in the form of appreciation in shares underlying stock options and restricted stock units) varies depending on the officer’s position.

The following discussion describes the mix of compensation methods that we use.

Base Salary. Base salaries for our named executive officers are established based on the scope of their responsibilities.

Annual Incentives. Our employment contracts with our named executive officers provide them with an opportunity to receive annual cash and stock incentive compensation consisting of a cash bonus and a stock or option award. Any such annual incentive would be dependent upon attaining specific corporate and/or personal objectives for the prior fiscal year, as well as the Company achieving its stated financial budget. Our goal with bonuses to our named executive officers is to reward executives in a manner that is commensurate with the level of achievement of certain financial and operational goals that we believe, if attained, result in greater long-term shareholder value. We believe that stock ownership is an important factor in aligning corporate and individual goals. The Board of Directors approves these financial and strategic goals on an annual basis.

Long-term Incentives. The Company’s 2020 Equity Incentive Plan is designed to reward executives when they have created substantial value for shareholders over a specified period of time. It does this, in part, by (a) granting options that vest over a period of one or more years, and (b) instituting strike prices for options that are at or above current market prices, such that the award only has value if the Company’s stock price increases. We believe that providing long-term incentives as a component of compensation helps us to attract and retain our named executive officers. These incentives also align the financial rewards paid to our named executive officers with our long-term performance, thereby encouraging our named executive officers to focus on our long-term performance goals.

Other Benefits. Named executive officers are eligible to participate in all of our employee benefit plans, such as health and welfare benefits.

The following table provides certain information regarding compensation awarded to, earned by or paid to each of our named executive officers in the years ended December 31, 2022 and 2021.

Summary Compensation Table

						All
				Stock	Option	Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name & Principal Position	Year	($)	($)	($)	($)	($)	($)
Adam Hershey	2022	125,000	—	10,127	—	—	135,127
Interim Chief Executive Officer	2021	66,667	—	—	—	—	66,667

Edward Meyers
Chief Operating Officer, Interim Chief Financial Officer, and Principal Financial and Accounting Officer	2022	162,500	—	10,127	—	—	172,627

Jessica Bast	2022	165,000	16,500	—	—	—	181,500
Principal Financial and Accounting Officer (resigned in February 2023)	2021	165,000	—	—	25,883	—	190,883

Timothy Brown	2022	400,000	—	—	—	—	400,000
Chief Visionary Officer	2021	126,153	—	—	—	—	126,153

Outstanding Equity Awards at Fiscal Year-End

The tables below reflect all outstanding equity awards made to any named executive officer that were outstanding at December 31, 2022.

OUTSTANDING EQUITY AWARDS

Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options (#)	Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Jessica Bast	September 6, 2021 (1)	186,445	—	$0.47	December 31, 2024
	April 21, 2020	34,880	—	0.39	April 21, 2025
(1)	All of Ms. Bast’s options except for one tranche of 34,880 options were modified on September 3, 2021. These options were repriced at $0.47 and the expiration date was extended to December 31, 2024.

	Restricted Stock Awards
		Number of		Number of
		Securities		Securities
		Underlying	Grant Date	Underlying	Vesting
Name	Grant Date	Granted	Fair Value (1)	Vested	Date (2)
Adam Hershey	April 1, 2022	300,000	133,994	—	undetermined
Edward Myers	April 1, 2022	300,000	133,994	—	undetermined

(1) The grant date fair value is recognized as expense on a straight-line basis over an estimated service period of 10 years.

(2) For each named officer the restricted stock awards are divided into three equal tranches of 100,000 awards. Each tranche vests upon the Company's common stock reaching a target price as reported on the OTCQB market. The first, second and third tranches vest when the Company's Common Stock per share price reaches $1.00, $2.00, and $3.00, respectively. All units would vest immediately upon a change in control of the Company.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

Effective April 22, 2019, the Company adopted a defined contribution plan that is intended to qualify under Section 401(k) of the Internal Revenue Code (the "401(k) Plan”), the 401(k) Plan provides retirement benefits for all full-time/eligible employees of the Company. The 401(k) Plan allows eligible employees to contribute any amount of their pre-tax annual compensation up to the statutory limit prescribed by the Internal Revenue Service. Under the 401(k) Plan the Company is not required to match employee contributions, although it may elect to make discretionary contributions, adopt profit sharing or implement similar plans in the future.

Employment Contracts

On September 16, 2022, the Company entered into a new consulting agreement with Adam Hershey, its Interim Chief Executive Officer, pursuant to which Mr. Hershey will continue to serve as the Company’s Interim Chief Executive Officer with compensation equal to $200,000 per annum, payable by the Company monthly. The term of the consulting agreement is for a period of one year, with automatic six-month renewals thereafter unless terminated by either party. The Company has also agreed to extend warrants to purchase 7,280,007 shares of Common Stock held by an affiliate of Mr. Hershey for an additional two years until May 29, 2027. The exercise price and all other terms and conditions of such warrants remain unchanged.

Also on September 16, 2022, the Company entered into a new consulting agreement with Mr. Myers, the Company’s Chief Operating Officer and Interim Chief Financial Officer, pursuant to which Mr. Myers will receive compensation equal to $200,000 per annum, payable by the Company monthly. The term of the consulting agreement is for a period of one year, with automatic six-month renewals thereafter unless terminated by either party.

On September 9, 2021, the Company and Timothy Brown, the Company’s Chief Visionary Officer, entered into an employment agreement for a term of two years, subject to earlier termination upon certain conditions. Mr. Brown receives a base salary of $400,000 per annum, subject to downward adjustment based on a formula relating to sales of Common Stock of the Company held by Mr. Brown.

2020 Omnibus Incentive Plan

In November, 2020, the Board authorized the adoption of and, on November 23, 2020, our shareholders ratified, our 2020 Omnibus Incentive Plan. The 2020 Plan permits the Board, or a committee or subcommittee thereof, to grant to eligible employees, non-employee directors and consultants of the Company and its subsidiaries non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of the Company’s common stock to be authorized for issuance under the 2020 Plan is 10,000,000 shares. As of December 31, 2022 there have been no stock options issued that have been exercised.

2014 Equity Incentive Plan

On October 29, 2014, the Board authorized the adoption of and, on June 26, 2015, our shareholders ratified, our 2014 Equity Incentive Plan for the issuance of 10,000,000 shares of our common stock and, in April 2018, shareholders approved an increase of 5,000,000 shares of common stock that may be granted. The 2014 Equity Incentive Plan provides for the issuance of up to 15,000,000 shares of our common stock, and is designed to provide an additional incentive to executives, employees, directors and key consultants, aligning our long term interests with participants. Forfeited or expired issuances are returned to the shares that may be issued under the 2014 Equity Compensation Plan. As of December 31, 2022, 2,561,184 stock options issued under the Incentive Plan have been exercised.

Director Compensation

For the fiscal year ended December 31, 2022, we compensated our non-employee directors by granting Richard Travia and Carl Williams options to purchase 150,000 and 100,000 shares of our common stock, respectively. Each option granted to the non-employee director shall vest in full on the one year anniversary of the grant. The exercise price is equal to the closing price of the common stock on the date of grant.

Director Compensation Table

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2022 by our Board of Directors for service on the board of directors.

	Fees Earned or	Stock	Option
Name	Paid in Cash	Awards	Awards	Total
Carl Williams	$24,500	$10,127	$54,937	$89,564
Adam Hershey	$—	$—	$—	$—
Richard Travia	$24,500	$10,127	$52,754	$87,381
Timothy Brown	$—	$—	$—	$—
Allyson Feiler Downing	$—	$—	$—	$—

Outstanding Director Option Awards at Fiscal Year End

The following options granted as director compensation were outstanding as of December 31, 2022:

Number of
Underlying
Shares
Carl Williams	400,000
Adam Hershey	—
Richard Travia	375,000
Timothy Brown	—
Allyson Feiler Downing	—

Outstanding Director Restricted Stock Awards at Fiscal Year End

The following restricted stock awards granted as director compensation were outstanding as of December 31, 2022:

Number of
Underlying
Shares (1)
Carl Williams	300,000
Adam Hershey(2)	—
Richard Travia	300,000
Timothy Brown	—
Allyson Feiler Downing	—

(1) For each named officer the restricted stock awards are divided into three equal tranches of 100,000 awards. Each tranche vests upon the Company's common stock reaching a target price as reported on the OTCQB market. The first, second and third tranches vest when the Company's Common Stock per share price reaches $1.00, $2.00, and $3.00, respectively. All awards would vest immediately upon a change in control of the Company.

(2) Mr. Hershey has 300,000 restricted stock awards outstanding related to his role as the Interim CEO. See earlier discussion of compensation for named executive officers in this Item 11.

Indemnification

Our Amended and Restated Articles of Incorporation provide that we may indemnify any and all of our officers, directors, employees or agents or former officers, directors, employees or agents, against expenses actually and necessarily incurred by them, in connection with the defense of any legal proceeding or threatened legal proceeding, except as to matters in which such persons shall be determined to not have acted in good faith and in our best interest.

Employee, Officer and Director Hedging

Our insider trading policy prohibits any employee (including our executive officers) or director from, among other things, engaging in short sales, hedging of stock ownership positions, and transactions involving derivative securities relating to our common stock (other than stock options and other awards granted pursuant to the Company’s equity plans). Executive officers and directors also are not permitted to pledge our securities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are exercisable as of the Record Date or become exercisable within 60 days of the Record Date are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following tables set forth certain information with respect to beneficial ownership of the Company’s common stock as of April 15, 2023, based on 118,664,094 issued and outstanding shares of common stock, by:

●	Each director and director nominee;
●	Each named executive officer; and
●	All of the executive officers and directors as a group.
●	Each person known to be the beneficial owner of 5% or more of the Company’s outstanding common stock

To our knowledge, except as indicated by footnote and subject to applicable community property laws, each person named in the tables below has sole voting and investment power with respect to the number of shares of common stock set forth opposite such person’s name. Unless otherwise indicated, the address of our officers and directors is: c/o TREES Corporation, 215 Union Street, Suite 415, Lakewood, Colorado 80228.

Directors and named executive officers

		Amount and Nature	Percentage of
Title of Class	Beneficial Owner:	of Beneficial Ownership	Class
Common Stock	Adam Hershey(1)	14,929,797	14%
Common Stock	Edward Myers	—	*
Common Stock	Carl J. Williams(2)	467,540	*
Common Stock	Richard Travia(3)	425,683	*
Common Stock	Timothy Brown(4)	22,380,310	19%
Common Stock	Allyson Feiler Downing	7,111,396	6%
Common Stock	All current directors and named executive officers as a group	45,314,726	39%
*	Indicates less than 1%.
(1)	Includes 7,532,010 shares of common stock, warrants to purchase up to an aggregate of 7,315,722 shares of common stock, and the option to convert certain notes into 53,409 shares of common stock, held by Hershey Strategic Capital, LP, Shore Ventures III, LP and Horizon Trust, FBO Adam Hershey over which Mr. Hershey has sole voting and dispositive power. Notwithstanding the foregoing, the subscription agreement with Hershey Strategic Capital, LP and Shore Ventures III, LP provides that Mr. Hershey’s investment shall not exceed 20% or more of the common stock (or securities convertible into or exercisable for common stock) or the voting power of the Company on a post-transaction basis.
(2)	Includes options and warrants to purchase up to an aggregate of 414,287 shares of common stock. 100,000 options to purchase common stock are held by ALPHAZULU LLC, over which Mr. Williams is the 51% owner of such entity. Also includes the option to convert certain notes held by Mr. Williams into 53,253 shares of common stock.
(3)	Includes options and warrants to purchase up to an aggregate of 367,130 shares of common stock. Also includes the option to convert certain notes held by Mr. Travia into 58,553 shares of common stock.
(4)	Includes 22,380,310 shares of common stock held by TDM, LLC over which Mr. Brown has sole voting and dispositive power.

Other owners of 5% or more of the Company’s common stock

		Amount and Nature	Percentage of
Title of Class	Beneficial Owner:	of Beneficial Ownership	Class
Common Stock	Trevor Hoffman(1)	11,394,229	10%
Common Stock	John Barker Dalton(2)	8,984,230	8%
Common Stock	Loree Schwartz	6,886,677	6%

(1)	Includes 11,394,229 shares of common stock held by Trees Portland, LLC, Trees Waterfront, LLC and Trees MLK, LLC over which Mr. Hoffman has sole voting and dispositive power.
(2)	Includes 8,859,117 shares of common stock, options and warrants to purchase up to an aggregate of 113,418 shares of common stock, and the option to convert certain notes into 11,695 shares of common stock, held by Dalton Adventures, LLC over which Mr. Dalton has sole voting and dispositive power.

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

We describe below the transactions and series of similar transactions, to which we were a participant or will be a participant, in which:

●	the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and
●	any of the directors, executive officers, holders of more than 5% of capital stock of the Company or any member of their immediate family had or will have a direct or indirect material interest.

Adam Hershey – Interim CEO

On September 16, 2022, the Company entered into a new consulting agreement with Adam Hershey, its Interim Chief Executive Officer, pursuant to which Mr. Hershey will continue to serve as the Company’s Interim Chief Executive Officer with compensation equal to $200,000 per annum, payable by the Company monthly. The term of the consulting agreement is for a period of one year, with automatic six-month renewals thereafter unless terminated by either party. The Company has also agreed to extend warrants to purchase 7,280,007 shares of Common Stock held by an affiliate of Mr. Hershey for an additional two years until May 29, 2027. The exercise price and all other terms and conditions of such warrants remain unchanged.

Allyson Feiler Downing – Board member and Chief Marketing Officer

In December 2022, we completed the acquisition of substantially all of the assets of the Green Tree Entities, as previously reported in our Form 8-K filed on December 13, 2022 (and as originally disclosed in our Form 8-K filed on September 19, 2022). At the closing, the Company delivered to the Green Tree Entities an aggregate of cash equal to $500,000 and delivered to equity holders of the Green Tree Entities an aggregate of 17,977,528 shares of Common Stock. An additional $3,500,000 in cash will be paid by the Company to the Green Tree Entities in fifteen (15) equal monthly payments commencing on the 9-month anniversary of the closing. The number of shares is subject to adjustment based upon a formula specified in the definitive purchase agreement. We assumed certain operating obligations at closing, including certain manufacturing agreements between GT Creations and affiliates of the Green Tree Entities. Allyson Feiler, a principal owner of the Green Tree Entities, was elected to our Board of Directors of the effective December 12, 2022.

Trevor Hoffman – President of Retail Operations and five percent (5%) shareholder

In January 2022, the Company completed the acquisition of substantially all of the assets of Trees MLK Inc., representing the remaining Oregon dispensary in connection with the overall Trees transaction, as previously reported in our Form 8-K filed on January 6, 2022 (and as originally disclosed in our Form 8-K filed on April 21, 2021). The cash paid by the Company in connection with the MLK Closing consisted of $256,581.71 and stock consideration of 4,970,654 shares of the Company’s Common Stock. Further, cash equal to $384,872.56 will be paid to Sellers in equal monthly installments over a period of 24 months from the MLK Closing. In December 2021, we completed the acquisition of substantially all the assets of Trees Portland, LLC and Trees Waterfront, LLC, representing a portion of the overall Trees transaction, as previously reported in our Form 8-K filed on January 6, 2022 (and as originally disclosed in our Form 8-K filed on April 21, 2021).  The cash paid in connection with the Oregon closing consisted of $331,581 and stock consideration of 6,423,575 shares of our Common Stock. Further, cash equal to $497,371 will be paid to sellers in equal monthly installments over a period of 24 months from the Oregon Closing. Trevor Hoffman, our President of Retail Operations and a five percent (5%) shareholder, is the sole owner all three of the Trees Oregon entities.

Timothy Brown – Board member and Chief Visionary Officer

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm for Fiscal Year 2022 and 2021

Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and the review of financial statements included in our Quarterly Reports on Form 10-Q. Audit-related fees relate to procedures performed in conjunction with our Form S-1 and Form S-8 filings. The aggregate fees billed for professional services rendered by our principal accountants, Haynie & Company and Marcum LLP, were as follows:

	Fees for the Year Ended
	December 31,
	2022	2021
Service
Audit Fees	$155,000	$164,857
Audit-related Fees	—	26,675
Total	$155,000	$191,532

Pre-Approval Policy

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

Change in Accountants

On July 20, 2021, Marcum LLP ("Marcum”) was dismissed as the Company’s independent registered public accounting firm, and Haynie & Company (“Haynie”) was engaged as the Company’s new independent registered public accounting firm. Haynie was solely responsible for the audit of the financial statements as of and for the year ended December 31, 2021 and did not rely on any procedures performed by the predecessor auditor for this period.

During interim period from January 1,  2021 through July 20, 2021, neither the Company nor anyone on its behalf has previously consulted with Haynie regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Haynie concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a "disagreement” or a "reportable event” (as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K, respectively).

During the Company’s fiscal years ended December 31, 2022 and 2021, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Haynie on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference to the subject matter of the disagreement in connection with their reports on the Company’s consolidated financial statements for 2022 and 2021.

During the fiscal years ended December 31, 2022 and 2021, there were no "reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

30
Signature	Title	Date

/s/ Adam Hershey	Interim Chief Executive Officer	May 1, 2023
Adam Hershey