Form 10-Q
period 2023-03-31
TREES Corp (Colorado)
filed 2023-05-22
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2023.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ____________ to ____________.

Commission file number:  000-54457

TREES CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	90-1072649
(State of incorporation)	(IRS Employer Identification No.)

215 Union Boulevard, Suite 415 Lakewood, CO 80228
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

As of May 22, 2023, there were 118,664,094 issued and outstanding shares of the Company's common stock.

TREES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TREES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,460,162	$2,583,833
Accounts receivable, net of allowance of $42,000, respectively	62,841	41,373
Inventories	2,413,115	2,066,662
Prepaid expenses and other current assets	262,633	259,598
Total current assets	4,198,751	4,951,466

Right-of-use operating lease asset	4,029,769	3,866,406
Property and equipment, net	1,888,239	1,947,969
Intangible assets, net	2,925,631	2,543,898
Goodwill	18,384,974	18,384,974
Total assets	$31,427,364	$31,694,713

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$2,627,318	$1,899,450
Interest payable	909,699	488,813
Income tax payable	290,659	204,917
Operating lease liability, current	843,431	1,433,184
Finance lease liability, current	60,008	55,777
Accrued stock payable	60,900	60,900
Accrued dividends	106,200	88,500
Warrant derivative liability	4,201	5,508
Notes payable - current	1,879,173	1,903,344
Total current liabilities	6,781,589	6,140,393

Operating lease liability, non-current	3,314,127	2,541,590
Finance lease liability, non-current	689,497	706,653
Notes payable - non-current (net of unamortized discount)	16,112,500	15,899,588
Total liabilities	26,897,713	25,288,224

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; 1,180 issued and outstanding, respectively	1,073,446	1,073,446
Common stock, $0.001 par value; 200,000,000 shares authorized; 118,664,094 shares issued and outstanding, respectively	118,664	118,664
Additional paid-in capital	98,626,157	98,598,761
Accumulated deficit	(95,288,616)	(93,384,382)
Total stockholders’ equity	4,529,651	6,406,489
Total liabilities and stockholders’ equity	$31,427,364	$31,694,713

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenue
Retail sales	$5,110,619	$3,297,546
Cultivation sales	—	275,762
Total revenue	5,110,619	3,573,308

Costs and expenses
Cost of sales	3,057,714	2,074,888
Selling, general and administrative	2,296,240	1,326,116
Stock-based compensation	27,396	76,117
Professional fees	607,544	281,384
Depreciation and amortization	292,842	231,846
Total costs and expenses	6,281,736	3,990,351

Operating loss	(1,171,117)	(417,043)

Other expenses (income)
Amortization of debt discount	181,677	214,281
Interest expense	449,311	174,351
(Gain) loss on derivative liability	(1,307)	60,664
Total other expenses, net	629,681	449,296

Net loss from continuing operations before income taxes	(1,800,798)	(866,339)

Provision for income taxes	85,736	—
Loss from continuing operations	(1,886,534)	(866,339)

Income from discontinued operations, net of tax	—	5,283
Net loss	$(1,886,534)	$(861,056)

Accrued preferred stock dividend	(17,700)	—

Net loss attributable to common stockholders	$(1,904,234)	$(861,056)

Per share data - basic and diluted
Net loss from continuing operations per share	$(0.02)	$(0.01)
Net loss from discontinued operations per share	$0.00	$0.00
Net loss attributable to common stockholders per share	$(0.02)	$(0.01)
Weighted average number of common shares outstanding	118,664,094	95,749,505

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(1,886,534)	$(861,056)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount and equity issuance costs	181,677	214,281
Depreciation and amortization	292,842	231,846
Non-cash lease expense	19,421	298,484
Bad debt expense	—	(5,085)
(Gain) loss on derivative liability	(1,307)	60,664
Stock-based compensation	27,396	76,117
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(21,468)	13,892
Prepaid expenses and other assets	(3,035)	(17,142)
Inventories	(346,453)	(59,278)
Income taxes	85,742	—
Accounts payable, accrued liabilities, and interest payable	1,148,754	370,074
Operating lease liabilities	—	(277,574)
Net cash (used in) provided by operating activities	(502,965)	45,223

Cash flows from investing activities
Purchase of property and equipment	(24,310)	(8,571)
Acquisition of Station 2 assets	(256,582)	—
Proceeds on notes receivable	—	75,000
Acquisition of Trees MLK	—	(256,582)
Net cash used in investing activities	(280,892)	(190,153)

Cash flows from financing activities
Payments on notes payable and finance lease	(339,814)	(258,057)
Net cash used in financing activities	(339,814)	(258,057)

Net decrease in cash and cash equivalents	(1,123,671)	(402,987)
Cash and cash equivalents, beginning of period	2,583,833	2,054,050
Cash and cash equivalents, end of period	$1,460,162	$1,651,063

Supplemental schedule of cash flow information
Cash paid for interest	$28,425	$1,851
Cash paid for taxes	$6	$—

Non-cash investing & financing activities
Non-cash debt issuance for acquisition of Station 2 assets	$333,953	$—
Issuance of accrued stock	$17,700	$383,994

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

	For the three months ended March 31, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,598,761	$(93,384,382)	$6,406,489
Share-based compensation	—	—	—	—	27,396	—	27,396
Dividends on preferred stock	—	—	—	—	—	(17,700)	(17,700)
Net loss	—	—	—	—	—	(1,886,534)	(1,886,534)
March 31, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,626,157	$(95,288,616)	$4,529,651

	For the three months ended March 31, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2022	1,180	$1,073,446	89,551,993	$89,550	$92,265,392	$(83,820,815)	$9,607,573
Common stock issue for acquisition of Trees Waterfront LLC	—	—	1,669,537	1,670	382,324	—	383,994
Common stock issued for acquisition of Trees MLK LLC	—	—	4,970,654	4,971	1,337,105	—	1,342,076
Share-based compensation	—	—	—	—	76,117	—	76,117
Net loss	—	—	—	—	—	(861,056)	(861,056)
March 31, 2022	1,180	$1,073,446	96,192,184	$96,191	$94,060,938	$(84,681,871)	$10,548,704

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  NATURE OF OPERATIONS, HISTORY, AND PRESENTATION

Nature of Operations

TREES Corporation, a Colorado Corporation (the “Company,” “we,” “us,” or “our,”) is a cannabis retailer and cultivator in the States of Colorado and Oregon.

We presently operate eight (8) cannabis dispensaries as follows:

●	Englewood, Colorado

o	5005 S. Federal Boulevard – Recreational license only

●	Two (2) in Denver, Colorado

o	468 S. Federal Boulevard – Recreational license only

o	East Hampden Avenue (formerly Green Man) –Recreational license only

●	Longmont, Colorado

o	12626 N. 107th Street (formerly Green Tree/Ancient Alternatives) – Medical and Recreational licenses

●	Berthoud, Colorado

o	1090 N. 2nd Street (formerly Green Tree/Natural Alternatives for Life) – Medical and Recreational licenses

●	Three (3) in Oregon

o	SW Corbett Avenue, Portland, OR – Medical and Recreational licenses

o	NE 102nd Avenue, Portland, OR – Medical and Recreational licenses

o	7050 NE MLK, Portland, OR – Medical and Recreational licenses

We also operate five (5) cultivation facilities in Colorado as follows:

●	SevenFive Farm – 3705 N. 75th Street, Boulder – Retail cultivation license only

●	6859 N. Foothills Highway D-300 (formerly Green Tree/Ancient Alternatives) – Medical and Retail cultivation licenses

●	6859 N. Foothills Highway C-100 (formerly Green Tree/Mountainside Industries) – Medical and Retail cultivation licenses

●	6859 N. Foothills Highway E-100 (formerly Green Tree/Hillside Enterprises) – Retail cultivation license only

●	1090 N. 2nd Street (formerly Green Tree/Natural Alternatives for Life) – Medical cultivation license only

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America ("U.S. GAAP") can be condensed or omitted. The condensed consolidated balance sheet for the year ended December 31, 2022, was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2022, which were included in the annual report on Form 10-K filed by the Company on April 17, 2023.

In the opinion of management, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three months ended March 31, 2023, are not necessarily indicative of the operating results for the year ending December 31, 2023, or any other interim or future periods. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

Customer and Revenue Concentrations

During the three months ended March 31, 2023, 88% of SevenFive’s revenue was with three customers. During the three months ended March 31, 2022, 45% of SevenFive’s revenue was with one customer.  The customers in both 2023 and 2022 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

During the three months ended March 31, 2023, 88% of Green Tree’s revenue was with three customers. The customers in 2023 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

Going Concern

We incurred net losses of $1,886,534 during the three months ended March 31, 2023, and $861,056 for the three months ended March 31, 2022, and had an accumulated deficit of $95,288,616 as of March 31, 2023. We had cash and cash equivalents of $1,460,162 and $2,583,833 as of March 31, 2023, and December 31, 2022, respectively.

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

Our ability to continue as a going concern is dependent upon our ability to raise additional capital to fund operations, support our planned investing activities, and repay our debt obligations as they become due. If we are unable to obtain additional funding, we would be forced to delay, reduce, or eliminate some or all of our acquisition efforts, which could adversely affect our growth plans.

Summary of Significant Accounting Policies

See our Annual Report on Form 10-K for the year ended December 31, 2022, for discussion of the Company's significant accounting policies.

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

NOTE 2. BUSINESS ACQUISITION

On December 12, 2022, we completed the Green Tree Acquisition which consisted of the acquisition of substantially all of the assets of Ancient Alternatives LLC, Natural Alternatives For Life, LLC, Mountainside Industries, LLC, Hillside Enterprises, LLC, and GT Creations, LLC, each a Colorado limited liability company (collectively, the "Green Tree Entities”). We assumed certain operating obligations at closing, including certain manufacturing agreements between GT Creations and affiliates of the Green Tree Entities. Allyson Feiler, a principal owner of the Green Tree Entities, was also elected to our Board of Directors effective the date of acquisition.

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

The table below reflects the Company’s preliminary estimates of the acquisition date fair values of the assets acquired.

Cash	$3,928
Inventory	1,588,454
Fixed assets	688,655
Tradename	950,000
Goodwill	3,255,679
$6,486,716

We have not completed the allocation of the purchase price for the Green Tree Acquisition. As of March 31, 2023, the consolidated balance sheet includes a preliminary allocation of fixed assets, inventory, intangible assets, and goodwill. Management anticipates completing the purchase price allocation as soon as possible, but no later than one year from the acquisition date.

The accompanying consolidated financial statements include the results of the Green Tree Entities from the date of acquisition for financial reporting purposes, December 12, 2022. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2022, are as follows:

	Three months ended
	March 31,
	2023	2022
Total revenues	$—	$5,976,828
Net income (loss) attributable to Common Stockholders	$—	$(854,259)
Net income (loss) per common share	$—	$(0.01)
Weighted average number of basic and diluted common shares outstanding	—	113,727,033

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2022, or to project potential operating results as of any future date or for any future periods.

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
$3,258,835

We have not completed the allocation of the purchase price for the Green Man Acquisition. As of March 31, 2023, the consolidated balance sheet includes a preliminary allocation of fixed assets, inventory, intangible assets, and goodwill. Management anticipates completing the purchase price allocation as soon as possible, but no later than one year from the acquisition date.

The accompanying consolidated financial statements include the results of Green Man from the date of acquisition for financial reporting purposes, December 19, 2022. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2022, are as follows:

	Three months ended
	March 31,
	2023	2022
Total revenues	$—	$5,010,218
Net income (loss) attributable to Common Stockholders	$—	$(950,487)
Net income (loss) per common share	$—	$(0.01)
Weighted average number of basic and diluted common shares outstanding	—	100,243,887

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2022, or to project potential operating results as of any future date or for any future periods.

NOTE 3. ASSET ACQUISITION

In February 2023, we completed the acquisition of the assets of Station 2, LLC. The assets consist of a medical and retail cannabis license for a dispensary located in Denver, CO. We also assumed responsibility of the operating lease for the dispensary and recorded the relating ROU asset which is disclosed separately on the accompanying consolidated balance sheets. The consideration paid by the Company consists of cash at closing equal to $256,582 plus an additional $385,873 in twenty-four (24) equal monthly payments commencing May 2023. As the dispensary was not in operation and there was no assembled workforce at the time of acquisition, the acquisition was accounted for as an asset acquisition of a license. As of March 31, 2023, the balance of the license was $580,694, which is recorded within Intangible assets, net in our condensed consolidated balance sheets.

NOTE 4. DISCONTINUED OPERATIONS

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

A summary of the discontinued operations for the Operations Segment is presented as follows:

	Three months ended
	March 31,
	2023	2022
Product revenues	$—	$3,438
Service revenues	—	—
Total revenues	—	3,438

Cost of sales	—	—
Selling, general and administrative	—	(1,845)
Professional fees	—	—
Depreciation and amortization	—	—
Total costs and expenses	—	(1,845)
Income from discontinued operations	$—	$5,283

NOTE 5. INVENTORIES, NET

Our inventories consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$8,883	$8,883
Work-in-progress and finished goods	2,404,232	2,057,779
Inventories	$2,413,115	$2,066,662

NOTE 6. LEASES

The Company’s leases consist primarily of real estate leases for retail, cultivation, and manufacturing facilities.

All but one of the Company’s leases are classified as operating leases. The lease for the retail dispensary acquired in the Green Man Transaction is classified as a finance lease. The current and non-current portions of the operating lease liabilities and finance lease liabilities are disclosed separately on the accompanying consolidated balance sheets. The finance lease ROU asset is included in property and equipment, net and the operating lease ROU asset is disclosed separately on the accompanying consolidated balance sheets. As the rate implicit in the Company’s leases is not readily determinable, we used an estimated incremental borrowing rate of 20% in determining the present value of lease payments.

The operating lease expense for the three months ended March 31, 2023, and March 31, 2022, is as follows:

For the three months ended March 31,	2023	2022
Straight-line operating lease expense	$393,265	$192,016
Variable lease cost	202,826	15,282
Total operating lease expense	$596,091	$207,298

The finance lease expense for the three months ended March 31, 2023, and March 31, 2022, was approximately $50,000 and nil, respectively.

Related party leases

As of March 31, 2023, three of the Company’s operating leases, one retail dispensary lease, one cultivation facility lease, and one lease that includes both cultivation and retail, are related party leases as the landlords are current, and former, board members, principal shareholders, or employees. During the three months ended Mach 31, 2022, the related party operating leases consisted of one dispensary and one cultivation facility. The retail dispensary lease was with a related party through May 2022, when the building was sold to an unaffiliated third-party. As of March 31, 2023, the ROU asset, operating lease liability, current, and operating lease liability, non-current for the related party leases were $1,002,335, $529,299, and $539,267, respectively. For the periods ended March 31, 2023 and 2022, the total lease expense for related party leases was $127,790 and $147,937, respectively.

Lease Maturities

Future remaining minimum lease payments were as follows:

Year ending December 31,	Operating leases	Finance lease
2023 (remaining nine months)	$1,184,542	$150,000
2024	1,617,657	205,400
2025	1,309,970	171,043
2026	846,823	136,940
2027	507,871	143,102
Thereafter	965,354	818,100
Total	6,432,217	1,624,585
Less: Present value adjustment	(2,274,659)	(875,080)
Lease liability	4,157,558	749,505
Less: Lease liability, current	(843,431)	(60,008)
Lease liability, non-current	$3,314,127	$689,497

The total remaining lease payments in the table above include $2,995,100 related to renewal option periods that management is reasonably certain will be exercised. The majority of this amount relates to the flagship Trees location in Englewood, Colorado and the retail and certain cultivation facilities that were acquired in the Green Tree Acquisition and are eligible for renewal in 2023.

As of March 31, 2023, the weighted average remaining term of the Company’s operating leases is 4.5 years, and the remaining term on the finance lease is 9.75 years.

None of the Company’s leases contain residual value guarantees or restrictive covenants.

Supplemental cash flow information

For the three months ended March 31,	2023	2022
Supplemental cash flow information
Cash paid for amounts included in operating lease liability	$373,840	$170,276
Cash paid for amounts included in finance lease liability	$50,000	$—
Supplemental lease disclosures of non-cash transactions:
ROU assets obtained in exchange for operating lease liabilities	$348,825	$172,053

NOTE 7. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2021	$444,894	1,769,537
Stock issued	(383,994)	(1,669,537)
Balance as of December 31, 2022	$60,900	100,000
Stock issued	—	—
Balance as of March 31, 2023	$60,900	100,000

In December 2021, we completed the acquisition of Trees Waterfront. As part of the transaction, we granted 1,669,537 shares of our common stock. The stock was issued on January 6, 2022.

The outstanding balance of accrued stock payable as of March 31, 2023 relates to a February 18, 2020 grant of 100,000 fully vested shares for consulting services. Based on a stock price of $0.61 on the date of grant, the consultant will receive $60,900 worth of our Common Stock. As of March 31, 2023, none of the stock has been issued.

NOTE 8.   NOTES PAYABLE

Our notes payable consisted of the following:

	March 31, 2023			December 31, 2022
	Third-party	Related-party	Total	Third-party	Related-party	Total
2022 12% Notes	$13,167,796	$332,204	$13,500,000	$13,167,796	$332,204	$13,500,000
2023 12% Notes	—	384,873	384,873	—	—	—
Trees Transaction Notes	—	864,977	864,977	—	1,191,865	1,191,865
Green Tree Acquisition Notes	774,750	2,725,250	3,500,000	774,750	2,725,250	3,500,000
Green Man Acquisition Notes	1,500,000	—	1,500,000	1,500,000	—	1,500,000
Unamortized debt discount	(1,399,890)	(358,287)	(1,758,177)	(1,527,346)	(361,587)	(1,888,933)
Total debt	14,042,656	3,949,017	17,991,673	13,915,200	3,887,732	17,802,932
Less: Current portion	(466,853)	(1,412,320)	(1,879,173)	(179,827)	(1,723,517)	(1,903,344)
Long-term portion	$13,575,803	$2,536,697	$16,112,500	$13,735,373	$2,164,215	$15,899,588

Trees Transaction Notes

In January 2022, with the completion of the Trees MLK acquisition, we are obligated to pay the Seller cash equal to $384,873 in equal month installments over a period of 24 months. The payments began on June 15, 2022 and the payment is equal to $16,036 per month.

In December 2022, with the completion of the Green Tree Acquisition, we are obligated to pay the Seller cash equal to $3,500,000 in equal month installments over a period of 15 months. The payments begin in September 2023, and the payment is equal to $233,333 per month. The relative fair value of this obligation resulted in a debt discount of $512,367. We recorded amortization of debt discount expense from this obligation of $61,016 and nil for the three months ended March 31, 2023 and March 31, 2022, respectively.

In December 2022, with the completion of the Green Man Acquisition, we are obligated to pay the Seller cash equal to $1,500,000 in equal month installments over a period of 18 months. The payments begin in December 2023 and the payment is equal to $83,333 per month. The relative fair value of this obligation resulted in a debt discount of $275,154. We recorded amortization of debt discount expense from this obligation of $37,250 and nil for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

The relative fair value of the new funding on the 12% Warrants was recorded as a debt discount and additional paid-in capital of $569,223. The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $103,577. We recorded amortization of debt discount expense from the 12% Notes of $76,699 and nil for the three months ended March 31, 2023 and 2022, respectively. We determined there was no beneficial conversion feature on the 12% Notes issued. The 12% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the Black-Scholes model to determine the fair value of the 12% Warrants as of September 15, 2022, were:

Current stock price	$0.20
Exercise price	$0.70
Risk-free interest rate	3.66%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	107%

In connection with the acquisition of Station 2, LLC in February 2023, we agreed to issue and sell an additional 12% Note with an aggregate principal amount of $385,873, payable in twenty-four equal monthly payments commencing in May 2023. The relative fair value of this 12% Note resulted in a debt discount of $50,918. We recorded amortization of debt discount expense from this Note of $6,712 for the three months ended March 31, 2023. This 12% Note is treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $254,400.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $131,000. We recorded amortization of debt discount expense from the 10% Notes of nil and $21,393 for the three months ended March 31, 2023 and 2022. We determined there was no beneficial conversion feature on the 10% Notes issued in December 2020. The 10% Notes are treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $429,300. We determined that this 10% Note had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.66 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.90, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $417,539 as additional paid in capital and a debt discount and included in our consolidated statement of operations. We recorded amortization of debt discount expense from the February 2021 10% Notes of nil and $69,603 for the three months ended March 31, 2023 and 2022, respectively. The 10% Notes are treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $810,000. We determined that these 10% Notes had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.49 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.83, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $692,500 as additional paid in capital and a debt discount and included in our consolidated statement of operations. We recorded amortization of debt discount expense from the April 2021 10% Notes of nil and $123,285 for the three months ended March 31, 2023 and 2022. The 10% Notes are treated as conventional debt.

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

NOTE 9. WARRANT DERIVATIVE LIABILITY

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

During the three months ended March 31, 2023, and 2022, we recognized a $1,307 gain and $60,664 loss on the change in fair value of the derivative liability, respectively. As of March 31, 2023, there were 322,807 of the 2019 Warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants

	March 31,	December 31,
	2023	2022
Number of shares underlying the warrants	322,807	322,807
Fair market value of stock	$0.16	$0.15
Exercise price	$0.40	$0.40
Volatility	73%	78%
Risk-free interest rate	4.64%	3.99%
Warrant life (years)	1.16	1.41

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	March 31,
	2023	2022
Beginning balance	$5,508	$28,317
Warrant exercise	—	—
Change in fair value of warrants derivative liability	(1,307)	60,664
Ending balance	$4,201	$88,981

NOTE 10.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business. The Company is not presently a party to any legal proceedings that would have a material adverse effect on its business, operating results, financial condition, or cash flows, except as set forth below.

In July 2021, we were served with a Complaint in the District Court, County of Denver, Colorado, by plaintiff 2353 SB, LLC (“Plaintiff”). We entered into a lease with Plaintiff for the premises at 2353 South Broadway, Denver, CO with a term of three (3) years to commence on November 1, 2020. Monthly lease payments were to be $12,867. In 2020, we made initial payments (first month’s rent and security deposit) of $39,633; but subsequently did not take possession of the premises and have made no further payments in respect thereof, as a direct result of the COVID-19 pandemic. The lease contains a ‘force majeure’ clause which includes a provision that neither party is liable for failure to perform its obligations under the lease which have become practicably impossible because of circumstances beyond the reasonable control of the applicable party, including ‘pandemics or outbreak of communicable disease.’

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

NOTE 11.  STOCKHOLDERS’ EQUITY

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

The Preferred Warrants have a five-year term and an exercise price per Preferred Warrant share of $1.05. The warrants contain an anti-dilution provision pursuant to which upon a future capital raise at less than $1.00 per share, each Preferred Investor will be granted additional Preferred Warrants on a ‘full-ratchet’ basis.

The proceeds received in the sale of the Series A Preferred totaled $1,180,000, for the issuance of 1,180 Series A Preferred, plus 354,000 warrants. The warrants were valued using a Black Scholes model, at $117,131 and per the relative fair value allocation, $1,073,446 was allocated to the Series A proceeds.

As of March 31, 2023 we have recorded accrued dividends of $106,200.

Stock-based compensation

We use the fair value method to account for stock-based compensation on the grant date. We recorded $27,396 and $76,117 in compensation expense for the three months ended March 31, 2023 and 2022, respectively. This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period. Forfeited options result in a reversal in the period forfeited. The fair value of these instruments was calculated using the Black-Scholes option pricing method.

During the year ended December 31, 2022, we granted options to purchase 250,000 common shares to directors. The options expire five years from the date of grant and vest over a period of one year. Fair value of the awards at the date of grants totaled $56,348.

The following summarizes Employee Awards activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2022	4,936,825	$1.08	4.4	$22,000
Granted	—	—
Forfeited or expired	—	—
Outstanding as of March 31, 2023	4,936,825	$1.08	4.4	$22,000

Exercisable as of March 31, 2023	4,776,945	$1.11	4.4	$4,000

As of March 31, 2023, there was approximately $722 of total unrecognized compensation expense related to unvested employee awards, which is expected to be recognized over a weighted-average period of fourteen months.

On April 1, 2022 we entered into a Restricted Stock Unit Agreement with four participants. The Restricted Stock Unit’s (“RSU”) were granted pursuant to our 2020 Omnibus Incentive Plan. Four separate executives were each granted 300,000 RSU’s, for a total grant of 1,200,000 RSU’s. The 300,000 RSU’s are divided into three equal tranches of 100,000 RSU’s. Each tranche of RSU will vest immediately if and upon the market price reaching a certain minimum market price of our common stock as reported on the OTCQB market. Each tranche will vest as the market price reaches $1.00, $2.00 and $3.00. Upon the RSU’s vesting, the participant will be promptly issued shares of our common stock. If there is a change in control, all unvested RSU’s granted under this agreement will become fully vested and the vested RSU’s will be paid out or settled. The fair value of these instruments is $535,976 and was calculated using the Monte Carlo model. The fair value of the RSU’s is recognized over the requisite service period. As these RSU’s do not have a service period, we used the requisite service period derived from the valuation of 10 years. We recorded $13,894 and nil in compensation expense for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, none of the RSU’s have vested.

NOTE 12. RELATED PARTY TRANSACTIONS

On September 16, 2022, the Company entered into a new consulting agreement with Adam Hershey, its Interim Chief Executive Officer, pursuant to which Mr. Hershey will continue to serve as the Company’s Interim Chief Executive Officer with compensation equal to $200,000 per annum, payable by the Company, monthly. The term of the consulting agreement is for a period of one year, with automatic six-month renewals thereafter unless terminated by either party. The Company has also agreed to extend warrants to purchase 7,280,007 shares of Common Stock, held by an affiliate of Mr. Hershey, for an additional two years until, May 29, 2027. The exercise price and all other terms and conditions of such warrants remain unchanged. We paid $50,000 and $24,999 for the three months ended March 31, 2023 and 2022, respectively.

In February 2023, the Company completed the acquisition of Station 2, LLC’s assets. Station 2, LLC is owned by a board member, who is also a shareholder and executive level employee of the Company. See Note 3 for additional information regarding the Station 2 asset acquisition.

The Company currently has a lease agreement with Dalton Adventures, LLC in which the Company leases 17,000 square feet of greenhouse space in Boulder, Colorado for $29,691 a month, of which $27,000 is base rent and $2,691 is property taxes. The base rent increased to $27,405 per month starting in January 2023. The owner of Dalton Adventures, LLC is a principal shareholder and former board member of the Company. We have incurred $75,848 and $112,325 in related party lease expense for the three months ended March 31, 2023 and 2022, respectively. See Note 6 for further discussion of the Company’s obligations associated with related party leases.

The Company currently has a lease agreement with JLA Enterprises, LLC in which the Company leases a retail dispensary in Longmont, Colorado. A board member and an executive level employee of the Company are owners of

JLA Enterprises, LLC. The Company also has a lease agreement with ALJ 1090, LLC in which the Company leases a building that has a retail dispensary and cultivation facility in Berthoud, Colorado. The same board member is an owner of ALJ 1090, LLC. These leases were assumed as part of the Green Tree Acquisition on December 12, 2022. We have incurred $51,942 and nil in related party lease expense for the three months ended March 31, 2023 and 2022, respectively. See Note 6 for further discussion of the Company’s obligations associated with related party leases.

The Company had a lease agreement with Bellewood Holdings, LLC in which the Company leased retail space for the Trees Englewood retail store in Englewood, Colorado for $11,287 per month, of which $10,000 is base rent and $1,287 is property taxes. The owner of Bellewood Holdings, LLC is a principal shareholder and board member of the Company. In June 2022, the building was sold to an unrelated party. We incurred nil and $35,612 of related party lease expense for the three months ended March 31, 2023 and 2022, respectively. See Note 6 for further discussion of the Company’s obligations associated with related-party leases.

NOTE 13.  SEGMENT INFORMATION

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

Three months ended March 31,

2023	Retail	Cultivation	Eliminations	Total
Revenues	$5,110,619	$684,017	$(684,017)	$5,110,619
Costs and expenses	(4,535,568)	(1,139,573)	684,017	(4,991,124)
Segment operating income	$575,051	$(455,556)	$—	119,495
Corporate expenses				(1,920,293)
Net loss from continuing operations before income taxes				$(1,800,798)

2022	Retail	Cultivation	Eliminations	Total
Revenues	$3,297,544	$518,280	$(242,516)	$3,573,308
Costs and expenses	(2,593,269)	(707,549)	242,516	(3,058,302)
Segment operating income	$704,275	$(189,269)	$—	515,006
Corporate expenses				(1,381,345)
Net loss from continuing operations before income taxes				$(866,339)

	March 31,	December 31,
Total assets	2023	2022
Retail	$25,691,073	$25,212,245
Cultivation	4,925,079	4,628,452
Corporate	1,147,566	1,985,455
Total assets - segments	31,763,718	31,826,152
Intercompany eliminations	(336,354)	(131,439)
Total assets - consolidated	$31,427,364	$31,694,713

NOTE 14.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying financial statements were issued and has determined that subsequent to March 31, 2023, the Company issued 201,250 restricted stock units. Each restricted stock unit will vest for a period of seven years from the respective grant date and upon vesting will convert into one share of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related notes and MD&A appearing in our Annual Report on Form 10-K as of and for the year ended December 31, 2022. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

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

Our Products, Services, and Customers

TREES Corporation is a cannabis retailer and cultivator in the States of Colorado and Oregon.

We presently operate eight (8) cannabis dispensaries as follows:

●	Englewood, Colorado

o	5005 S. Federal Boulevard – Recreational license only

●	Two (2) in Denver, Colorado

o	468 S. Federal Boulevard – Recreational license only

o	East Hampden Avenue (formerly Green Man) –Recreational license only

●	Longmont, Colorado

o	12626 N. 107th Street (formerly Green Tree/Ancient Alternatives) – Medical and Recreational licenses

●	Berthoud, Colorado

o	1090 N. 2nd Street (formerly Green Tree/Natural Alternatives for Life) – Medical and Recreational licenses

●	Three (3) in Oregon

o	SW Corbett Avenue, Portland, OR – Medical and Recreational licenses

o	NE 102nd Avenue, Portland, OR – Medical and Recreational licenses

o	7050 NE MLK, Portland, OR – Medical and Recreational licenses

We also operate five (5) cultivation facilities in Colorado as follows:

●	SevenFive Farm – 3705 N. 75th Street, Boulder – Retail cultivation license only

●	6859 N. Foothills Highway D-300 (formerly Green Tree/Ancient Alternatives) – Medical and Retail cultivation licenses

●	6859 N. Foothills Highway C-100 (formerly Green Tree/Mountainside Industries) – Medical and Retail cultivation licenses

●	6859 N. Foothills Highway E-100 (formerly Green Tree/Hillside Enterprises) – Retail cultivation license only

●	1090 N. 2nd Street (formerly Green Tree/Natural Alternatives for Life) – Medical cultivation license only

Our principal business model is to acquire, integrate and optimize cannabis companies in the retail and cultivation segments utilizing the combined experience of entrepreneurs and synergistic operations of our vertically integrated network. During the three months ended March 31, 2023, 88% of SevenFive’s revenue was with three customers. During the three months ended March 31, 2022, 45% of SevenFive’s revenue was with one customer.  The customers in both 2023 and 2022 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

During the three months ended March 31, 2023, 88% of Green Tree’s revenue was with three customers. The customers in 2023 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

Results of Operations

The following tables set forth, for the periods indicated, statements of operations data. The tables and the discussion below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto in this report.

	Three months ended March 31,			Percent
	2023	2022	Change	Change
Revenues	$5,110,619	$3,573,308	$1,537,311	43%
Costs and expenses	(6,281,736)	(3,990,351)	(2,291,385)	57%
Other expense	(629,681)	(449,296)	(180,385)	40%
Net loss from continuing operations before income taxes	(1,800,798)	(866,339)	(934,459)	108%
Loss from discontinued operations	—	5,283	(5,283)	(100)%
Loss from operations before income taxes	$(1,800,798)	$(861,056)	$(939,742)	109%

Revenues

The activity driven by Green Tree and Green Man, which we acquired in Q4 2022, contributed to the increase in revenues for the three months ended March 31, 2023 compared to March 31, 2022.

Costs and expenses

	Three months ended March 31,			Percent
	2023	2022	Change	Change
Cost of sales	$3,057,714	$2,074,888	$982,826	47%
Selling, general and administrative	2,296,240	1,326,116	970,124	73%
Stock-based compensation	27,396	76,117	(48,721)	(64)%
Professional fees	607,544	281,384	326,160	116%
Depreciation and amortization	292,842	231,846	60,996	26%
	$6,281,736	$3,990,351	$2,291,385	57%

Cost of sales increased three and months ended March 31, 2023, as compared to March 31, 2022 due to the additional sales driven from Green Tree and Green Man.

Selling, general and administrative expense increased for the three months ended March 31, 2023, as compared to March 31, 2022, due to the increased expenses resulting from the acquisition of three dispensaries in the fourth quarter of 2022 and one additional dispensary in the first quarter of 2023. This resulted in an increase in employees and an increase in rent expense.

Professional fees consist primarily of accounting and legal expenses. Professional fees increased for the three months ended March 31, 2023 as compared to March 31, 2022 due to the acquisition activity in the first quarter of 2023.

Stock-based compensation included the following:

	Three months ended March 31,			Percent
	2023	2022	Change	Change
Employee awards	$27,396	$76,117	$(48,721)	(64)%
	$27,396	$76,117	$(48,721)	(64)%

Employee awards are issued under our 2020 Omnibus Incentive Plan, which was approved by shareholders on November 23, 2020, and our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015. Expense varies primarily due to the number of stock options granted and the share price on the date of grant. The decrease in expense for the three months ended March 31, 2023, as compared to 2022, is due to not issuing options in the first quarter of 2023.

Other Expense

	Three months ended March 31,			Percent
	2023	2022	Change	Change
Amortization of debt discount	$181,677	$214,281	$(32,604)	(15)%
Interest expense	449,311	174,351	274,960	158%
(Gain) loss on derivative liability	(1,307)	60,664	(61,971)	(102)%
	$629,681	$449,296	$180,385	40%

Amortization of debt discount decreased during the three months ended March 31, 2023, as compared to March 31, 2022, due to the rollover and repayment of the 10% Notes. Interest expense increased during the three months ended March 31, 2023, as compared to March 31, 2022, due to the addition of the 12% Notes with an interest rate of 12% in Q3 2022. The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants.

Retail

	Three months ended March 31,			Percent
	2023	2022	Change	Change
Revenues	$5,110,619	$3,297,544	$1,813,075	55%
Costs and expenses	(4,535,568)	(2,593,269)	(1,942,299)	75%
	$575,051	$704,275	$(129,224)	(18)%

With the addition of the TREES Englewood dispensary on September 2, 2021, Trees Portland and Trees Waterfront on December 30, 2021, and Trees MLK on January 5, 2022, we have established our retail footprint in the Colorado and Oregon markets and have become a vertically integrated company. The Retail Segment will provide positive cash flows which we anticipate will contribute to our working capital position.

Cultivation

	Three months ended March 31,			Percent
	2023	2022	Change	Change
Revenues	$684,017	$518,280	$165,737	32%
Costs and expenses	(1,139,573)	(707,549)	(432,024)	61%
	$(455,556)	$(189,269)	$(266,287)	141%

The increase in revenues for the three months ended March 31, 2023 compared to March 31, 2022 is attributed to the revenue driven from the cultivation spaces acquired in Q4 2022. The steady decline in the wholesale pricing of flower going forward may lead to lower revenue and lower margins in the cultivation segment.

Liquidity

Sources of liquidity

Our sources of liquidity include the cash exercise of common stock options and warrants, debt, and the issuance of common stock or other equity-based instruments. We anticipate our significant uses of resources will include funding operations and developing infrastructure.

In September 2022, we received $10,587,250 in cash in a private placement with certain accredited investors pursuant to the 12% Notes to be used for acquisition of dispensaries and operating capital.

Sources and uses of cash

We had cash of $1,460,162 and $2,583,833 as of March 31, 2023 and December 31, 2022, respectively. Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(502,965)	$45,223
Net cash used in investing activities	$(280,892)	$(190,153)
Net cash used in financing activities	$(339,814)	$(258,057)

Net cash used in operating activities increased in 2023 due to the increased net loss driven from the expenses described above.

Net cash used in investing activities for the three months ended March 31, 2023 increased from March 31, 2022, as a result of the purchase price of the additional license acquired in February 2023 exceeding the acquisition activity in the three months prior period, as well as a decrease in proceeds from notes receivable.

Net cash used in financing activities for the three months ended March 31, 2023 increased from March 31, 2022 due to an increase in payments on notes payable and finance leases.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2023. Part of our growth strategy, however, is to acquire operating businesses. We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss) attributable to common stockholders calculated in accordance with GAAP, adjusted for the impact of stock-based compensation expense, acquisition or disposal-related transaction costs , non-recurring professional fees in relation to litigation and other non-recurring expenses, depreciation and amortization, amortization of debt discounts and equity issuance costs, loss on extinguishment of debt, interest expense, income taxes and certain other non-cash items. Below we have provided a reconciliation of Adjusted EBITDA per share to the most directly comparable GAAP measure, which is net loss per share.

We believe that the disclosure of Adjusted EBITDA provides investors with a better comparison of our period-to-period operating results. We exclude the effects of certain items when we evaluate key measures of our performance internally and in assessing the impact of known trends and uncertainties on our business. We also believe that excluding the effects of these items provides a more comparable view of the underlying dynamics of our operations. We believe such information provides additional meaningful methods of evaluating certain aspects of our operating performance from period to period on a basis that may not be otherwise apparent on a GAAP basis. This supplemental financial information should be considered in addition to, not in lieu of, our unaudited condensed consolidated financial statements.

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is net loss.

	Three months ended March 31,
	2023	2022
Net loss from continuing operations	$(1,886,534)	$(866,339)
Adjustment for loss from discontinued operations	—	5,283
Net loss	(1,886,534)	(861,056)
Adjustments:
Stock-based compensation	27,396	76,117
Depreciation and amortization	292,842	231,846
Amortization of debt discount and equity issuance costs	181,677	214,281
Interest expense	449,311	174,351
(Gain) loss on derivative liability	(1,307)	60,664
Severance	—	4,731
Acquisition related expenses	—	7,500
Provision for income taxes	85,736	—
Total adjustments	1,035,655	769,490
Adjusted EBITDA	$(850,879)	$(91,566)

Off-balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, and Note 1 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, which have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

We filed a motion to dismiss; or a motion for summary judgment in the alternative. Plaintiff filed a response and cross-motion for summary judgement thereafter. In October 2022, the court denied the motion to dismiss on the basis that Plaintiff sufficiently pled facts that raise a plausible claim for relief, notwithstanding our possible defenses, but has not specifically made any rulings on either party’s motion for summary judgment. On November 14, 2022, we timely filed a formal answer to the complaint, denying each of Plaintiff’s substantive claims. We also asserted appropriate affirmative defenses, including the force majeure clause of the lease, which provides that we are not liable under the lease in the event of a variety of events outside our control, including “pandemics.” In addition, we have asserted a counterclaim against Plaintiff for breach of contract to recover the initial payments made under the lease as well as attorneys’ fees and costs. The trial is currently scheduled for September 2023.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

TREES CORPORATION

Date: May 22, 2023	/s/ Adam Hershey
Adam Hershey, Interim Chief Executive Officer
Principal Executive Officer

/s/ Edward Myers
Edward Myers, Interim Chief Financial Officer
Principal Financial and Accounting Officer