Form 10-Q
period 2023-06-30
TREES Corp (Colorado)
filed 2023-08-14
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2023.

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

As of August 9, 2023, there were 118,664,094 issued and outstanding shares of the Company's common stock.

TREES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TREES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$643,968	$2,583,833
Accounts receivable, net of allowance of $42,000, respectively	114,052	41,373
Inventories, net	2,329,236	2,066,662
Prepaid expenses and other current assets	280,070	259,598
Total current assets	3,367,326	4,951,466

Right-of-use operating lease asset	3,108,601	3,866,406
Property and equipment, net	1,809,732	1,947,969
Intangible assets, net	2,697,580	2,543,898
Goodwill	18,384,974	18,384,974
Total assets	$29,368,213	$31,694,713

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$3,500,873	$1,899,450
Interest payable	981,157	488,813
Income tax payable	290,659	204,917
Operating lease liability, current	1,238,647	1,433,184
Finance lease liability, current	64,455	55,777
Accrued stock payable	60,900	60,900
Accrued dividends	106,200	88,500
Warrant derivative liability	289	5,508
Accrued legal fees - current	90,000	—
Notes payable - current	1,879,173	1,903,344
Total current liabilities	8,212,353	6,140,393

Operating lease liability, non-current	2,016,117	2,541,590
Finance lease liability, non-current	671,468	706,653
Accrued legal fees, non-current	60,000	—
Notes payable - non-current (net of unamortized discount)	15,896,725	15,899,588
Total liabilities	26,856,663	25,288,224

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; 1,180 issued and outstanding, respectively	1,073,446	1,073,446
Common stock, $0.001 par value; 200,000,000 shares authorized; 118,664,094 shares issued and outstanding, respectively	118,664	118,664
Additional paid-in capital	98,644,211	98,598,761
Accumulated deficit	(97,324,771)	(93,384,382)
Total stockholders’ equity	2,511,550	6,406,489
Total liabilities and stockholders’ equity	$29,368,213	$31,694,713

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue
Retail sales	$5,079,564	$3,158,335	$10,190,183	$6,455,881
Cultivation sales	18,430	77,392	18,430	353,154
Total revenue	5,097,994	3,235,727	10,208,613	6,809,035

Costs and expenses
Cost of sales	3,230,777	1,745,575	6,288,491	3,820,463
Selling, general and administrative	2,485,751	1,212,796	4,781,991	2,538,914
Stock-based compensation	18,054	42,386	45,450	118,501
Professional fees	543,566	237,461	1,151,110	518,845
Depreciation and amortization	290,579	(139,991)	583,421	91,855
Total costs and expenses	6,568,727	3,098,227	12,850,463	7,088,578

Operating (loss) income	(1,470,733)	137,500	(2,641,850)	(279,543)

Other expenses (income)
Amortization of debt discount	220,077	216,661	401,754	430,942
Interest expense	716,728	176,045	1,166,039	350,396
(Gain) loss on derivative liability	(3,912)	(59,258)	(5,219)	1,406
Loss (gain) on sale of assets	2,400	(13,000)	2,400	(13,000)
Other (income)	(369,871)	—	(369,871)	—
Total other expenses, net	565,422	320,448	1,195,103	769,744

Net loss from continuing operations before income taxes	(2,036,155)	(182,948)	(3,836,953)	(1,049,287)

Provision for income taxes	—	—	85,736	—
Loss from continuing operations	(2,036,155)	(182,948)	(3,922,689)	(1,049,287)

Income from discontinued operations, net of tax	—	—	—	5,283
Net loss	$(2,036,155)	(182,948)	$(3,922,689)	$(1,044,004)

Accrued preferred stock dividend	—	—	(17,700)	—

Net loss attributable to common stockholders	$(2,036,155)	(182,948)	$(3,940,389)	$(1,044,004)

Per share data - basic and diluted
Net loss from continuing operations per share	$(0.02)	$(0.00)	$(0.03)	$(0.01)
Net loss from discontinued operations per share	$0.00	$0.00	$0.00	$0.00
Net loss attributable to common stockholders per share	$(0.02)	$(0.00)	$(0.03)	$(0.01)
Weighted average number of common shares outstanding	118,664,094	96,192,184	118,664,094	95,972,067

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(3,922,689)	$(1,044,004)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount and equity issuance costs	401,754	430,942
Depreciation and amortization	583,421	91,855
Non-cash lease expense	40,829	447,766
Bad debt expense	—	1,156
Loss (gain) on disposal of property and equipment	2,400	(13,000)
(Gain) loss on derivative liability	(5,219)	1,406
Stock-based compensation	45,450	118,501
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(72,679)	55,972
Prepaid expenses and other assets	(20,472)	(25,094)
Inventories	(262,574)	(207,701)
Income taxes	85,742	—
Accounts payable, accrued liabilities, and interest payable	2,243,767	398,802
Operating lease liabilities	(3,035)	(502,090)
Net cash used in operating activities	(883,305)	(245,489)

Cash flows from investing activities
Purchase of property and equipment	(10,732)	(14,210)
Acquisition of Station 2 assets	(256,582)	—
Proceeds for sale of equipment	—	13,000
Proceeds on notes receivable	—	75,000
Acquisition of Trees MLK	—	(256,582)
Net cash used in investing activities	(267,314)	(182,792)

Cash flows from financing activities
Payments on notes payable and finance lease	(789,246)	(552,873)
Net cash used in financing activities	(789,246)	(552,873)

Net decrease in cash and cash equivalents	(1,939,865)	(981,154)
Cash and cash equivalents, beginning of period	2,583,833	2,054,050
Cash and cash equivalents, end of period	$643,968	$1,072,896

Supplemental schedule of cash flow information
Cash paid for interest	$673,695	$175,670
Cash paid for taxes	$6	$—

Non-cash investing & financing activities
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$348,825	$172,053
Non-cash debt issuance for acquisition of Station 2 assets	$333,953	$—
Accrued dividends	$17,700	$383,994

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

	For the three months ended June 30, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
April 1, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,626,157	$(95,288,616)	$4,529,651
Share-based compensation	—	—	—	—	18,054	—	18,054
Net loss	—	—	—	—	—	(2,036,155)	(2,036,155)
June 30, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,644,211	$(97,324,771)	$2,511,550

	For the three months ended June 30, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
April 1, 2022	1,180	1,073,446	96,192,184	96,191	94,060,936	(84,681,871)	10,548,702
Share-based compensation					42,386		42,386
Net loss	—	—	—	—	—	(182,948)	(182,948)
June 30, 2022	1,180	$1,073,446	96,192,184	$96,191	$94,103,322	$(84,864,819)	$10,408,140

	For the six months ended June 30, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,598,761	$(93,384,382)	$6,406,489
Share-based compensation	—	—	—	—	45,450	—	45,450
Dividends on preferred stock	—	—	—	—	—	(17,700)	(17,700)
Net loss	—	—	—	—	—	(3,922,689)	(3,922,689)
June 30, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,644,211	$(97,324,771)	$2,511,550

	For the six months ended June 30, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2022	1,180	$1,073,446	89,551,993	$89,550	$92,265,392	$(83,820,815)	$9,607,573
Common stock issued for acquisition of Trees Waterfront LLC	—	—	1,669,537	1,670	382,324	—	383,994
Common stock issued for acquisition of Trees MLK LLC	—	—	4,970,654	4,971	1,337,105	—	1,342,076
Share-based compensation	—	—	—	—	118,501	—	118,501
Net loss	—	—	—	—	—	(1,044,004)	(1,044,004)
June 30, 2022	1,180	$1,073,446	96,192,184	$96,191	$94,103,322	$(84,864,819)	$10,408,140

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

We also operate three (3) cultivation facilities in Colorado as follows:

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

In the opinion of management, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three and six months ended June 30, 2023, are not necessarily indicative of the operating results for the year ending December 31, 2023, or any other interim or future periods. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consisted primarily of cash and accounts receivable.

Customer and Revenue Concentrations – Cultivation Segment

During the three months ended June 30, 2023 and 2022, 81% of SevenFive’s revenue was with two customers and 78% was with one customer, respectively. During the six months ended June 30, 2023 and 2022, 77% of SevenFive’s revenue was with two customers and 59% was with one customer, respectively. These customers are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

During the three months ended June 30, 2023, 90% of Green Tree’s revenue was with four customers. During the six months ended June 30, 2023, 83% of Green Tree’s revenue was with three customers.  The customers in 2023 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

Going Concern

We incurred net losses of $2,036,155 and $3,922,689 during the three and six months ended June 30, 2023, respectively and $182,948 and $1,044,004 for the three and six months ended June 30, 2022, respectively, and had an accumulated deficit of $97,324,771 as of June 30, 2023. We had cash and cash equivalents of $643,968 and $2,583,833 as of June 30, 2023, and December 31, 2022, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. We have incurred recurring losses and negative cash flows from operations since inception and have primarily funded our operations with proceeds from the issuance of debt. We expect our operating losses to continue into the foreseeable future as we continue to execute our acquisition and growth strategy.  As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern.  Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
$6,486,716

We have not completed the allocation of the purchase price for the Green Tree Acquisition. As of June 30, 2023, the consolidated balance sheet includes a preliminary allocation of fixed assets, inventory, intangible assets, and goodwill. Management anticipates completing the purchase price allocation as soon as possible, but no later than one year from the acquisition date.

The accompanying consolidated financial statements include the results of the Green Tree Entities from the date of acquisition for financial reporting purposes, December 12, 2022. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2022, are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2022	2022
Total revenues	$2,898,973	$5,302,493
Net income (loss) attributable to Common Stockholders	$511,727	$518,524
Net income (loss) per common share	$0.00	$0.00
Weighted average number of basic and diluted common shares outstanding	113,727,033	113,727,033

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
$3,258,835

We have not completed the allocation of the purchase price for the Green Man Acquisition. As of June 30, 2023, the consolidated balance sheet includes a preliminary allocation of fixed assets, inventory, intangible assets, and goodwill. Management anticipates completing the purchase price allocation as soon as possible, but no later than one year from the acquisition date.

The accompanying consolidated financial statements include the results of Green Man from the date of acquisition for financial reporting purposes, December 19, 2022. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2022, are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2022	2022
Total revenues	$1,383,551	$2,820,461
Net income (loss) attributable to Common Stockholders	$(545,791)	$(456,360)
Net income (loss) per common share	$(0.01)	$0.00
Weighted average number of basic and diluted common shares outstanding	100,243,887	100,243,887

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2022, or to project potential operating results as of any future date or for any future periods.

NOTE 3. ASSET ACQUISITION

In February 2023, we completed the acquisition of the assets of Station 2, LLC. The assets consist of a medical and retail cannabis license for a dispensary located in Denver, CO. We also assumed responsibility of the operating lease for the dispensary and recorded the relating ROU asset which is disclosed separately on the accompanying consolidated balance sheets. The consideration paid by the Company consists of cash at closing equal to $256,582 plus an additional note equal to $384,873. As the dispensary was not in operation and there was no assembled workforce at the time of acquisition, the acquisition was accounted for as an asset acquisition of a license. As of June 30, 2023, the balance of the license was $565,931, which is recorded within Intangible assets, net in our condensed consolidated balance sheets.

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

A summary of the discontinued operations for the Operations Segment is presented as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Product revenues	$—	$—	$—	$3,438
Service revenues	—	—	—	—
Total revenues	—	—	—	3,438

Cost of sales	—	—	—	—
Selling, general and administrative	—	—	—	(1,845)
Professional fees	—	—	—	—
Depreciation and amortization	—	—	—	—
Total costs and expenses	—	—	—	(1,845)
Income from discontinued operations	$—	$—	$—	$5,283

NOTE 5. INVENTORIES, NET

Our inventories consisted of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$8,883	$8,883
Work-in-progress and finished goods	2,373,493	2,057,779
Less: Inventory reserves	(53,140)	—
Inventories, net	$2,329,236	$2,066,662

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

The operating lease expense for the three and six months ended June 30, 2023, and June 30, 2022, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Straight-line operating lease expense	$338,463	$192,016	$731,728	$384,032
Variable lease cost	255,348	141,455	458,174	156,737
Total operating lease expense	$593,811	$333,471	$1,189,902	$540,769

The finance lease expense for the three months ended June 30, 2023, and June 30, 2022, was approximately $41,823 and nil, respectively. The finance lease expense for the six months ended June 30, 2023, and June 30, 2022, was approximately $83,647 and nil, respectively.

Related party leases

As of June 30, 2023, three of the Company’s operating leases, one retail dispensary lease, one cultivation facility lease, and one lease that includes both cultivation and retail, are related party leases as the landlords are current, and former, board members, principal shareholders, or employees. During the six months ended June 30, 2022, the related party operating leases consisted of one dispensary and one cultivation facility. During the three months ended June 30, 2022, the related party operating leases consisted of one dispensary and one cultivation facility. The retail dispensary lease was with a related party through May 2022, when the building was sold to an unaffiliated third-party. As of June 30, 2023, the ROU asset, operating lease liability, current, and operating lease liability, non-current for the related party leases were $925,826, $532,221, and $456,033, respectively. For the three months ended June 30, 2023 and 2022, the total lease expense for related party leases was $127,790 and $75,849, respectively. For the six months ended June 30, 2023 and 2022, the total lease expense for related party leases was $255,580 and $75,849, respectively.

Lease Maturities

Future remaining minimum lease payments were as follows:

Year ending December 31,	Operating leases	Finance lease
2023 (remaining six months)	$614,541	$100,000
2024	1,252,825	205,400
2025	1,033,857	171,043
2026	764,190	136,940
2027	507,871	143,102
Thereafter	965,358	818,100
Total	5,138,642	1,574,585
Less: Present value adjustment	(1,883,878)	(838,662)
Lease liability	3,254,764	735,923
Less: Lease liability, current	(1,238,647)	(64,455)
Lease liability, non-current	$2,016,117	$671,468

The total remaining lease payments in the table above include $1,219,188 related to renewal option periods that management is reasonably certain will be exercised. The majority of this amount relates to the flagship Trees location in Englewood, Colorado and the retail and certain cultivation facilities that were acquired in the Green Tree Acquisition and are eligible for renewal in 2023.

As of June 30, 2023, the weighted average remaining term of the Company’s operating leases is 4.71 years, and the remaining term on the finance lease is 9.50 years.

None of the Company’s leases contain residual value guarantees or restrictive covenants.

Supplemental cash flow information

For the six months ended June 30,	2023	2022
Supplemental cash flow information
Cash paid for amounts included in operating lease liability	$701,661	$170,276
Cash paid for amounts included in finance lease liability	$100,000	$—
Supplemental lease disclosures of non-cash transactions:
ROU assets obtained in exchange for operating lease liabilities	$348,825	$172,053

NOTE 7. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2021	$444,894	1,769,537
Stock issued	(383,994)	(1,669,537)
Balance as of December 31, 2022	$60,900	100,000
Stock issued	—	—
Balance as of June 30, 2023	$60,900	100,000

In December 2021, we completed the acquisition of Trees Waterfront.  As part of the transaction, we granted 1,669,537 shares of our common stock.  The stock was issued on January 6, 2022.

The outstanding balance of accrued stock payable as of June 30, 2023 relates to a February 18, 2020 grant of 100,000 fully vested shares for consulting services. Based on a stock price of $0.61 on the date of grant, the consultant will receive $60,900 worth of our Common Stock. As of June 30, 2023, none of the stock has been issued.

NOTE 8.   NOTES PAYABLE

Our notes payable consisted of the following:

	June 30, 2023			December 31, 2022
	Third-party	Related-party	Total	Third-party	Related-party	Total
2022 12% Notes	$13,167,796	$332,204	$13,500,000	$13,167,796	$332,204	$13,500,000
2023 12% Notes	—	384,873	384,873	—	—	—
Trees Transaction Notes	—	429,125	429,125	—	1,191,865	1,191,865
Green Tree Acquisition Notes	774,750	2,725,250	3,500,000	774,750	2,725,250	3,500,000
Green Man Acquisition Notes	1,500,000	—	1,500,000	1,500,000	—	1,500,000
Unamortized debt discount	(1,263,191)	(274,909)	(1,538,100)	(1,527,346)	(361,587)	(1,888,933)
Total debt	14,179,355	3,596,543	17,775,898	13,915,200	3,887,732	17,802,932
Less: Current portion	(466,853)	(1,412,320)	(1,879,173)	(179,827)	(1,723,517)	(1,903,344)
Long-term portion	$13,712,502	$2,184,223	$15,896,725	$13,735,373	$2,164,215	$15,899,588

Trees Transaction Notes

In January 2022, with the completion of the Trees MLK acquisition, we are obligated to pay the Seller cash equal to $384,873 in equal month installments over a period of 24 months. The payments began on June 15, 2022 and the payment is equal to $16,036 per month.

In December 2022, with the completion of the Green Tree Acquisition, we are obligated to pay the Seller cash equal to $3,500,000 in equal month installments over a period of 15 months. The payments begin in September 2023, and the payment is equal to $233,333 per month. The relative fair value of this obligation resulted in a debt discount of $512,367. We recorded amortization of debt discount expense from this obligation of $184,902 and nil for the six months ended June 30, 2023 and June 30, 2022, respectively, and $93,831 and nil for the three months ended June 30, 2023 and June 30, 2022, respectively.

In December 2022, with the completion of the Green Man Acquisition, we are obligated to pay the Seller cash equal to $1,500,000 in equal month installments over a period of 18 months. The payments begin in December 2023 and the payment is equal to $83,333 per month. The relative fair value of this obligation resulted in a debt discount of $275,154. We recorded amortization of debt discount expense from this obligation of $75,629 and nil for the six months ended June 30, 2023 and June 30, 2022, respectively, and $38,379 and nil for the three months ended June 30, 2023 and June 30, 2022, respectively.

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

The relative fair value of the new funding on the 12% Warrants was recorded as a debt discount and additional paid-in capital of $569,223.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $103,577.  We recorded amortization of debt discount expense from the 12% Notes of $154,250 and nil for the six months ended June 30, 2023 and 2022, respectively, and $77,551 and nil for the three months ended June 30, 2023 and June 30, 2022, respectively.  We determined there was no beneficial conversion feature on the 12% Notes issued.  The 12% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the Black-Scholes model to determine the fair value of the 12% Warrants as of September 15, 2022, were:

Current stock price	$0.20
Exercise price	$0.70
Risk-free interest rate	3.66%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	107%

In connection with the acquisition of Station 2, LLC in February 2023, we agreed to issue and sell an additional 12% Note with an aggregate principal amount of $384,873. The relative fair value of this 12% Note resulted in a debt discount of $50,918. We recorded amortization of debt discount expense from this Note of $16,552 for the six months ended June 30, 2023, and $9,840 for the three months ended June 30, 2023. This 12% Note is treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $254,400.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $131,000. We recorded amortization of debt discount expense from the 10% Notes of nil and $43,023 for the six months ended June 30, 2023 and 2022, and nil and $2,630 for the three months ended June 30, 2023 and June 30, 2022, respectively. We determined there was no beneficial conversion feature on the 10% Notes issued in December 2020.  The 10% Notes are treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $429,300.  We determined that this 10% Note had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.66 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.90, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $417,539 as additional paid in capital and a debt discount and included in our consolidated statement of operations.  We recorded amortization of debt discount expense from the February 2021 10% Notes of nil and $139,980 for the six months ended June 30, 2023 and 2022, respectively, and nil and $70,377 for the three months ended June 30, 2023 and June 30, 2022, respectively. The 10% Notes are treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $810,000.  We determined that these 10% Notes had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.49 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.83, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $692,500 as additional paid in capital and a debt discount and included in our consolidated statement of operations.  We recorded amortization of debt discount expense from the April 2021 10% Notes of nil and $247,939 for the six months ended June 30, 2023 and 2022, respectively, and nil and $124,654 for the three months ended June 30, 2023 and 2022, respectively.  The 10% Notes are treated as conventional debt.

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

During the six months ended June 30, 2023, and 2022, we recognized a $5,219 gain and $1,406 loss on the change in fair value of the derivative liability, respectively. During the three months ended June 30, 2023, and 2022, we recognized a $3,912 gain and $59,258 gain on the change in fair value of the derivative liability, respectively. As of June 30, 2023, there were 322,807 of the 2019 Warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants:

	June 30,	December 31,
	2023	2022
Number of shares underlying the warrants	322,807	322,807
Fair market value of stock	$0.09	$0.15
Exercise price	$0.40	$0.40
Volatility	73%	78%
Risk-free interest rate	5.40%	3.99%
Warrant life (years)	0.92	1.41

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Beginning balance	$4,201	$88,981	$5,508	$28,317
Warrant exercise	—	—	—	—
Change in fair value of warrants derivative liability	(3,912)	(59,258)	(5,219)	1,406
Ending balance	$289	$29,723	$289	$29,723

NOTE 10.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business. The Company is not presently a party to any legal proceedings that would have a material adverse effect on its business, operating results, financial condition, or cash flows, except as set forth below.

In July 2021, we were served with a Complaint in the District Court, County of Denver, Colorado, by plaintiff 2353 SB, LLC (“Plaintiff”). We entered into a lease with Plaintiff for the premises at 2353 South Broadway, Denver, CO with a term of three (3) years to commence on November 1, 2020. Monthly lease payments were to be $12,867. In 2020, we made initial payments (first month’s rent and security deposit) of $39,633; but subsequently did not take possession of the premises and have made no further payments in respect thereof, as a direct result of the COVID-19 pandemic. The lease contains a ‘force majeure’ clause which includes a provision that neither party is liable for failure to perform its obligations under the lease which have become practicably impossible because of circumstances beyond the reasonable control of the applicable party, including ‘pandemics or outbreak of communicable disease.’ We took the position that our failure to take possession and make any further payments under the lease is directly related to the COVID-19 pandemic.

In June 2023, via mediation conducted through the Judicial Arbiter Group and a duly executed settlement agreement, we settled this litigation. As part of the settlement, Plaintiff agreed to waive and release the Company et. al from all claims relating to the litigation; and in exchange, the Company has agreed to pay to Plaintiff an aggregate amount of $150,000, payable as follows: (i) one initial installment payment of $30,000 payable on August 1, 2023; and (ii) twenty (20) subsequent monthly payments of $6,000 each. In the event of default under the settlement agreement, the non-defaulting party must provide written notice and the defaulting party has a 7-day right of cure. The settlement agreement also provides for a ‘paper judgment’ in the event of an uncured default by the Company; in which event the full amount of $345,000 becomes due and payable. The parties will file a stipulated motion to administratively close the case and request that the court retain jurisdiction until completion of the settlement payments.

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

As of June 30, 2023 we have recorded accrued dividends of $106,200.

Stock-based compensation

We use the fair value method to account for stock-based compensation on the grant date.  We recorded $18,054 and $28,886 in compensation expense for the three months ended June 30, 2023 and 2022, respectively and $45,450 and $105,001 for the six months ended June 30, 2023 and 2022, respectively.  This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period.  Forfeited options result in a reversal in the period forfeited. The fair value of these instruments was calculated using the Black-Scholes option pricing method.

During the year ended December 31, 2022, we granted options to purchase 250,000 common shares to directors.  The options expire five years from the date of grant and vest over a period of one year.  Fair value of the awards at the date of grants totaled $56,348.

The following summarizes Employee Awards activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2022	4,936,825	$1.08	4.4	$22,000
Granted	—	—
Forfeited or expired	—	—
Outstanding as of June 30, 2023	4,936,825	$1.08	4.4	$22,000

Exercisable as of June 30, 2023	4,936,825	$1.08	4.4	$22,000

As of June 30, 2023, there was no unrecognized compensation expense related to unvested employee awards.

On April 1, 2022 we entered into a Restricted Stock Unit Agreement with four participants.  The Restricted Stock Unit’s (“RSU”) were granted pursuant to our 2020 Omnibus Incentive Plan.  Four separate executives were each granted 300,000 RSU’s, for a total grant of 1,200,000 RSU’s.  The 300,000 RSU’s are divided into three equal tranches of 100,000 RSU’s.  Each tranche of RSU will vest immediately if and upon the market price reaching a certain minimum market price of our common stock as reported on the OTCQB market.  Each tranche will vest as the market price reaches $1.00, $2.00 and $3.00.  Upon the RSU’s vesting, the participant will be promptly issued shares of our common stock.  If there is a change in control, all unvested RSU’s granted under this agreement will become fully vested and the vested RSU’s will be paid out or settled.  The fair value of these instruments is $535,976 and was calculated using the Monte Carlo model.  The fair value of the RSU’s is recognized over the requisite service period.  As these RSU’s do not have a service period, we used the requisite service period derived from the valuation of 10 years.  We recorded $26,799 and $13,500 in compensation expense for the six months ended June 30, 2023 and 2022, respectively, and $12,905 and $13,500 for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, none of the RSU’s have vested.

NOTE 12. RELATED PARTY TRANSACTIONS

On September 16, 2022, the Company entered into a new consulting agreement with Adam Hershey, its Interim Chief Executive Officer, pursuant to which Mr. Hershey will continue to serve as the Company’s Interim Chief Executive Officer with compensation equal to $200,000 per annum, payable by the Company, monthly.  The term of the consulting agreement is for a period of one year, with automatic six-month renewals thereafter unless terminated by either party. The Company has also agreed to extend warrants to purchase 7,280,007 shares of Common Stock, held by an affiliate of Mr. Hershey, for an additional two years until, May 29, 2027.  The exercise price and all other terms and conditions of such warrants remain unchanged.  We paid $50,000 and $24,999 for the three months ended June 30, 2023 and 2022, respectively, and $100,000 and $49,998 for the six months ended June 30, 2023 and 2022, respectively.

In February 2023, the Company completed the acquisition of Station 2, LLC’s assets. Station 2, LLC is owned by a board member, who is also a shareholder and executive level employee of the Company. See Note 3 for additional information regarding the Station 2 asset acquisition.

The Company currently has a lease agreement with Dalton Adventures, LLC in which the Company leases 17,000 square feet of greenhouse space in Boulder, Colorado for $29,691 a month, of which $27,000 is base rent and $2,691 is property taxes. The base rent increased to $27,405 per month starting in January 2023. The owner of Dalton Adventures, LLC is a principal shareholder and former board member of the Company.  We have incurred $75,849 in related party lease expense for the three months ended June 30, 2023 and 2022, respectively, and $151,698 and $75,849 for the six months ended June 30, 2023 and 2022, respectively. See Note 6 for further discussion of the Company’s obligations associated with related party leases.

The Company currently has a lease agreement with JLA Enterprises, LLC in which the Company leases a retail dispensary in Longmont, Colorado. A board member and an executive level employee of the Company are owners of JLA Enterprises, LLC. The Company also has a lease agreement with ALJ 1090, LLC in which the Company leases a building that has a retail dispensary and cultivation facility in Berthoud, Colorado. The same board member is an owner of ALJ 1090, LLC. These leases were assumed as part of the Green Tree Acquisition on December 12, 2022. We have incurred $51,942 and nil in related party lease expense for the three months ended June 30, 2023 and 2022, respectively,  and $103,883 and nil for the six months ended June 30, 2023 and 2022, respectively. See Note 6 for further discussion of the Company’s obligations associated with related party leases.

The Company had a lease agreement with Bellewood Holdings, LLC in which the Company leased retail space for the Trees Englewood retail store in Englewood, Colorado for $11,287 per month, of which $10,000 is base rent and $1,287 is property taxes. The owner of Bellewood Holdings, LLC is a principal shareholder and board member of the Company.  In June 2022, the building was sold to an unrelated party. We incurred nil and $22,574 of related party lease expense for the three months ended June 30, 2023 and 2022, respectively, and nil and $52,287 for the six months ended June 30, 2023 and 2022, respectively.  See Note 6 for further discussion of the Company’s obligations associated with related-party leases.

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

Three months ended June 30,

2023	Retail	Cultivation	Eliminations	Total
Revenues	$5,079,564	$944,830	$(926,400)	$5,097,994
Costs and expenses	(5,347,268)	(1,046,274)	926,400	(5,467,142)
Segment operating loss	$(267,704)	$(101,444)	$—	(369,148)
Corporate expenses				(1,667,007)
Net loss from continuing operations before income taxes				$(2,036,155)

2022	Retail	Cultivation	Eliminations	Total
Revenues	$3,158,335	$349,338	$(271,946)	$3,235,727
Costs and expenses	(2,162,644)	(414,732)	271,946	(2,305,430)
Segment operating income (loss)	$995,691	$(65,394)	$—	930,297
Corporate expenses				(1,113,245)
Net loss from continuing operations before income taxes				$(182,948)

Six months ended June 30,

2023	Retail	Cultivation	Eliminations	Total
Total revenues	$10,190,183	$1,628,847	$(1,610,417)	$10,208,613
Costs and expenses	(9,882,836)	(2,185,847)	1,610,417	(10,458,266)
Segment operating income (loss)	$307,347	$(557,000)	$—	(249,653)
Corporate expenses				(3,587,300)
Net loss from continuing operations before income taxes				$(3,836,953)

2022	Retail	Cultivation	Eliminations	Total
Total revenues	$6,455,881	$867,616	(514,462)	$6,809,035
Costs and expenses	(4,755,913)	(1,122,281)	514,462	(5,363,732)
Segment operating income (loss)	$1,699,968	$(254,665)	$—	1,445,303
Corporate expenses				(2,494,590)
Net loss from continuing operations before income taxes				$(1,049,287)

	June 30,	December 31,
Total assets	2023	2022
Retail	$25,047,473	$25,212,245
Cultivation	4,475,373	4,628,452
Corporate	673,465	1,985,455
Total assets - segments	30,196,311	31,826,152
Intercompany eliminations	(828,098)	(131,439)
Total assets - consolidated	$29,368,213	$31,694,713

NOTE 14.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the accompanying financial statements were issued and has determined that the events below occurred subsequent to June 30, 2023.

On July 1, 2023, the Company and its subsidiaries Green Tree Colorado, LLC, Green Tree Cultivation LLC, GT Retail LLC, and Green Tree MIP LLC, each a Colorado limited liability company, entered into a settlement agreement (“Settlement Agreement”) with Allyson Feiler Downing (“Downing”) and Loree Schwartz (“Schwartz” and together with Downing, “Green Tree Parties”), pursuant to which the Company and the Green Tree Parties agreed to transfer and assign to new entities controlled by the Green Tree Parties, cannabis licenses and related assets owned by (i) GT Retail relating to a cultivation facility and a retail dispensary located in Berthoud, Colorado; (ii) GT MIP relating to a ‘marijuana infused product’ dispensary located in Boulder County, Colorado; and (iii) certain intellectual property in respect thereof (collectively, the “Transferred Assets”). The Company retained accounts payable and certain cannabis inventory in respect of the Transferred Assets. Closing of the transaction is subject to approval of the license transfers by the Colorado Marijuana Enforcement Division as well as local regulatory authorities.

In exchange for the transfer to the Green Tree Parties of the Transferred Assets, the Company and the Green Tree Parties agreed that upon closing, the Green Tree Parties shall transfer and assign to the Company, and the Company shall redeem, 9,917,574 shares of the Company’s Common Stock owned by the Green Tree Parties and originally issued to the Green Tree Parties in the acquisition consummated in December 2022 pursuant to that certain Asset Purchase Agreement dated September 13, 2022, as amended, by and among the Company, Downing, Schwartz and various other parties thereto (the “APA”). Further, other than payments due Michael Abrams, no further payments shall be due either of the Green Tree Parties or any affiliate thereof under the APA or otherwise.

On July 1, 2023, the Company terminated the employment of each of Downing and Schwartz and each of Downing and Schwartz entered into a Termination of Employment Agreement and Mutual General Release with the Company (“Termination Agreements”). The Termination Agreements provide for the termination of employment by the Company of each of Downing and Schwartz, including a termination of their respective Employment Agreements with the Company dated December 12, 2022, mutual releases, and a waiver of the non-compete and non-solicitation agreements contained in the APA. The parties also executed a separate waiver in respect thereof (“Waiver”).

Furthermore, also on July 1, 2023, the Company and a newly-formed entity controlled by the Green Tree Parties entered into a consulting agreement pursuant to which such entity together with Downing agreed to pay consulting fees to the Company in an aggregate amount equal to $289,452, subject to and conditioned upon the Company’s completion of payments under the APA to Michael Abrams of $562,381 (“Consulting Agreement”).

On July 1, 2023, the parties also entered into a Transition Services Agreement pursuant to which the Green Tree Parties will provide certain administrative and management services on a transition basis to the Company in respect of the Transferred Assets in exchange for retaining all revenue generated from the businesses relating to the Transferred Assets; until such time as the transfer under the Settlement Agreement is consummated.

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

We also operate three (3) cultivation facilities in Colorado as follows:

●	SevenFive Farm – 3705 N. 75th Street, Boulder – Retail cultivation license only

●	6859 N. Foothills Highway E-100 (formerly Green Tree/Hillside Enterprises) – Retail cultivation license only

●	1090 N. 2nd Street (formerly Green Tree/Natural Alternatives for Life) – Medical cultivation license only

Our principal business model is to acquire, integrate and optimize cannabis companies in the retail and cultivation segments utilizing the combined experience of entrepreneurs and synergistic operations of our vertically integrated network. During the three months ended June 30, 2023, 81% of SevenFive’s revenue was with two customers. During the three months ended June 30, 2022, 78 % of SevenFive’s revenue was with one customer. During the six months ended June 30, 2023, 77% of SevenFive’s revenue was with two customers. During the six months ended June 30, 2022, 59% of SevenFive’s revenue was with one customer.   The customers in both 2023 and 2022 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

During the three months ended June 30, 2023, 90% of Green Tree’s revenue was with four customers. During the six months ended June 30, 2023, 83% of Green Tree’s revenue was with three customers. The customers in 2023 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

Results of Operations

The following tables set forth, for the periods indicated, statements of operations data. The tables and the discussion below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto in this report.

	Three months ended June 30,			Percent
	2023	2022	Change	Change
Revenues	$5,097,994	$3,235,727	$1,862,267	58%
Costs and expenses	(6,568,727)	(3,098,227)	(3,470,500)	112%
Other expense	(565,422)	(320,448)	(244,974)	76%
Net loss from continuing operations before income taxes	(2,036,155)	(182,948)	(1,853,207)	1,013%
Loss from discontinued operations	—	—	—	—%
Loss from operations before income taxes	$(2,036,155)	$(182,948)	$(1,853,207)	1,013%

	Six months ended June 30,			Percent
	2023	2022	Change	Change
Revenues	$10,208,613	$6,809,035	$3,399,578	50%
Costs and expenses	(12,850,463)	(7,088,578)	(5,761,885)	81%
Other expense	(1,195,103)	(769,744)	(425,359)	55%
Net loss from continuing operations before income taxes	(3,836,953)	(1,049,287)	(2,787,666)	266%
Gain (loss) from discontinued operations	—	5,283	(5,283)	(100)%
Loss from operations before income taxes	$(3,836,953)	$(1,044,004)	$(2,792,949)	268%

Revenues

The activity driven by Green Tree and Green Man, which we acquired in Q4 2022, contributed to the increase in revenues for the three months ended June 30, 2023 compared to June 30, 2022, and for the six months ended June 30, 2023 and June 30, 2022, respectively.

Costs and expenses

	Three months ended June 30,			Percent
	2023	2022	Change	Change
Cost of sales	$3,230,777	$1,745,575	$1,485,202	85%
Selling, general and administrative	2,485,751	1,212,796	1,272,955	105%
Stock-based compensation	18,054	42,386	(24,332)	(57)%
Professional fees	543,566	237,461	306,105	129%
Depreciation and amortization	290,579	(139,991)	430,570	(308)%
	$6,568,727	$3,098,227	$3,470,500	112%

	Six months ended June 30,			Percent
	2023	2022	Change	Change
Cost of sales	$6,288,491	$3,820,463	$2,468,028	65%
Selling, general and administrative	4,781,991	2,538,914	2,243,077	88%
Stock-based compensation	45,450	118,501	(73,051)	(62)%
Professional fees	1,151,110	518,845	632,265	122%
Depreciation and amortization	583,421	91,855	491,566	535%
	$12,850,463	$7,088,578	$5,761,885	81%

Cost of sales increased three and six months ended June 30, 2023, as compared to June 30, 2022 due to the additional sales driven from the Green Tree and Green Man acquisitions.

Selling, general and administrative expense increased for the three and six months ended June 30, 2023, as compared to June 30, 2022, due to the increased expenses resulting from the acquisition of three dispensaries in the fourth quarter of

2022 and one additional dispensary license in the first quarter of 2023.  This resulted in an increase in employees and an increase in rent expense.

Professional fees consist primarily of accounting and legal expenses.  Professional fees increased for the three and six months ended June 30, 2023 as compared to June 30, 2022 due to the acquisition activity in the first quarter of 2023, as well as the accrued legal expenses for the settlement reached in the second quarter of 2023.

Stock-based compensation included the following:

	Three months ended June 30,			Percent
	2023	2022	Change	Change
Employee awards	$18,054	$42,386	$(24,332)	(57)%
	$18,054	$42,386	$(24,332)	(57)%

	Six months ended June 30,			Percent
	2023	2022	Change	Change
Employee awards	$45,450	$118,501	$(73,051)	(62)%
	$45,450	$118,501	$(73,051)	(62)%

Employee awards are issued under our 2020 Omnibus Incentive Plan, which was approved by shareholders on November 23, 2020, and our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015. Expense varies primarily due to the number of stock options granted and the share price on the date of grant. The decrease in expense for the three and six months ended June 30, 2023, as compared to 2022, is due to not issuing options in the second quarter of 2023.

Other Expense

	Three months ended June 30,			Percent
	2023	2022	Change	Change
Amortization of debt discount	$220,077	$216,661	$3,416	2%
Interest expense	716,728	176,045	540,683	307%
(Gain) loss on derivative liability	(3,912)	(59,258)	55,346	(93)%
Gain on sale of assets	2,400	(13,000)	15,400	(118)%
Other income	(369,871)	—	(369,871)	100%
	$565,422	$320,448	$244,974	76%

	Six months ended June 30,			Percent
	2023	2022	Change	Change
Amortization of debt discount	$401,754	$430,942	$(29,188)	(7)%
Interest expense	1,166,039	350,396	815,643	233%
Gain (loss) on derivative liability	(5,219)	1,406	(6,625)	(471)%
(Gain) loss on sale of assets	2,400	(13,000)	15,400	(118)%
Other income	(369,871)	—	(369,871)	100%
	$1,195,103	$769,744	$425,359	55%

Amortization of debt discount increased during the three months ended June 30, 2023, as compared to June 30, 2022 due to the issuance of 12% Notes related to the asset acquisition that occurred during Q1 2023. Amortization of debt discount decreased during the six months ended June 30, 2023, as compared to June 30, 2022, due to the rollover and repayment of the 10% Notes. Interest expense increased during the three and six months ended June 30, 2023, as compared to June 30, 2022, due to the addition of the 12% Notes with an interest rate of 12% in Q3 2022.  The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants.

Retail

	Three months ended June 30,			Percent
	2023	2022	Change	Change
Revenues	$5,079,564	$3,158,335	$1,921,229	61%
Costs and expenses	(5,347,268)	(2,162,644)	(3,184,624)	147%
Segment operating (loss) income	$(267,704)	$995,691	$(1,263,395)	(127)%

	Six months ended June 30,			Percent
	2023	2022	Change	Change
Revenues	$10,190,183	$6,455,881	$3,734,302	58%
Costs and expenses	(9,882,836)	(4,755,913)	(5,126,923)	108%
Segment operating income	$307,347	$1,699,968	$(1,392,621)	(82)%

With the acquisition of Green Tree on December 12, 2022, and the acquisition of Green Man on December 19, 2022, as well as the acquisition of the dispensary license for 468 Federal Street, retail revenue increased for the three and six months ended June 30, 2023, compared to June 30, 2022. Costs and expenses also increased as a result of the acquisitions.

Cultivation

	Three months ended June 30,			Percent
	2023	2022	Change	Change
Revenues	$944,830	$349,338	$595,492	170%
Costs and expenses	(1,046,274)	(414,732)	(631,542)	152%
Segment operating loss	$(101,444)	$(65,394)	$(36,050)	55%

	Six months ended June 30,			Percent
	2023	2022	Change	Change
Revenues	$1,628,847	$867,616	$761,231	88%
Costs and expenses	(2,185,847)	(1,122,281)	(1,063,566)	95%
Segment operating loss	$(557,000)	$(254,665)	$(302,335)	119%

The increase in revenues for the three and six months ended June 30, 2023 compared to June 30, 2022 is attributed to the increase in sales made to our dispensaries which are eliminated in consolidation. The increase in cost and expenses for the three and six months ended June 30, 2023 compared to June 30, 2022 is attributed to the acquisitions of Green Tree and Green Man that occurred during December of 2022, as well as the increase in sales made to our dispensaries.  The costs and expense incurred between our dispensaries and cultivation locations are eliminated in consolidation.

Liquidity

Sources of liquidity

Our sources of liquidity historically have included the cash exercise of common stock options and warrants, debt, and the issuance of common stock or other equity-based instruments. We anticipate our significant uses of resources will include funding operations.

In September 2022, we received $10,587,250 in cash in a private placement with certain accredited investors pursuant to the 12% Notes to be used for acquisition of dispensaries and operating capital.

Sources and uses of cash

We had cash of $643,968 and $2,583,833 as of June 30, 2023 and December 31, 2022, respectively. Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(883,305)	$(245,489)
Net cash used in investing activities	$(267,314)	$(182,792)
Net cash used in financing activities	$(789,246)	$(552,873)

Net cash used in operating activities increased in 2023 due to the increased net loss driven from the expenses described above.

Net cash used in investing activities for the six months ended June 30, 2023 increased from June 30, 2022, as a result of the purchase price of the additional license acquired in February 2023 exceeding the acquisition activity in the six month prior period.

Net cash used in financing activities for the three and six months ended June 30, 2023 increased from June 30, 2022 due to an increase in payments on notes payable and finance leases.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2023. Part of our growth strategy, however, is to acquire operating businesses. We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is net loss.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss from continuing operations	$(2,036,155)	$(182,948)	$(3,922,689)	$(1,049,287)
Adjustment for loss from discontinued operations	—	—	—	5,283
Net loss	(2,036,155)	(182,948)	(3,922,689)	(1,044,004)
Adjustments:
Stock-based compensation	18,054	42,386	45,450	118,501
Depreciation and amortization	290,579	(139,991)	583,421	91,855
Amortization of debt discount and equity issuance costs	220,077	216,661	401,754	430,942
Interest expense	716,728	176,045	1,166,039	350,396
Loss (gain) on sale of assets	2,400	(13,000)	2,400	(13,000)
(Gain) loss on derivative liability	(3,912)	(59,258)	(5,219)	1,406
Severance	—	—	—	4,731
Acquisition related expenses	—	19,563	—	27,063
Provision for income taxes	—	—	85,736	—
Other income	(369,871)	—	(369,871)	—
Total adjustments	874,055	242,406	1,909,710	1,011,894
Adjusted EBITDA	$(1,162,100)	$59,458	$(2,012,979)	$(32,110)

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, which have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, the Company is a party to various litigation matters incidental to the conduct of its business. The Company is not presently a party to any legal proceedings that would have a material adverse effect on its business, operating results, financial condition, or cash flows, except as set forth below.

In July 2021, we were served with a Complaint in the District Court, County of Denver, Colorado, by plaintiff 2353 SB, LLC (“Plaintiff”). We entered into a lease with Plaintiff for the premises at 2353 South Broadway, Denver, CO with a term of three (3) years to commence on November 1, 2020. Monthly lease payments were to be $12,867. In 2020, we made initial payments (first month’s rent and security deposit) of $39,633; but subsequently did not take possession of the premises and have made no further payments in respect thereof, as a direct result of the COVID-19 pandemic. The lease contains a ‘force majeure’ clause which includes a provision that neither party is liable for failure to perform its obligations under the lease which have become practicably impossible because of circumstances beyond the reasonable control of the applicable party, including ‘pandemics or outbreak of communicable disease.’ We took the position that our failure to take possession and make any further payments under the lease is directly related to the COVID-19 pandemic.

In June 2023, via mediation conducted through the Judicial Arbiter Group and a duly executed settlement agreement, we settled this litigation. As part of the settlement, Plaintiff agreed to waive and release the Company et. al from all claims relating to the litigation; and in exchange, the Company has agreed to pay to Plaintiff an aggregate amount of $150,000, payable as follows: (i) one initial installment payment of $30,000 payable on August 1, 2023; and (ii) twenty (20) subsequent monthly payments of $6,000 each. In the event of default under the settlement agreement, the non-defaulting party must provide written notice and the defaulting party has a 7-day right of cure. The settlement agreement also provides for a ‘paper judgment’ in the event of an uncured default by the Company; in which event the full amount of $345,000 becomes due and payable. The parties will file a stipulated motion to administratively close the case and request that the court retain jurisdiction until completion of the settlement payments.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1

Settlement Agreement dated July 1, 2023 by and among the Company, Allyson Feiler Downing, Loree Schwartz and certain other parties thereto (incoporated by reference to Exhibit 10.1 of our Form 8-K filed on July 7, 2023)

10.2

Termination of Employment Agreement and Mutual General Release dated July 1, 2023 by and between the Company and Allyson Feiler Downing (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on July 7, 2023).

10.3

Termination of Employment Agreement and Mutual General Release dated July 1, 2023 by and between the Company and Loree Schwartz (incorporated by reference to Exhibit 10.3 of our Form 8-K filed on July 7, 2023).

10.4	Waiver dated July 1, 2023 (incorporated by reference to Exhibit 10.4 of our Form 8-K filed on July 7, 2023).
10.5	Consulting Agreement dated July 1, 2023 by and among the Company, Allyson Feiler Downing and Green Tree Berthoud, LLC (incorporated by reference to Exhibit 10.5 of our Form 8-K filed on July 7, 2023).
10.6

Transition Services Agreement dated July 1, 2023 by and among the Company, Green Tree Colorado LLC, Allyson Feiler Downing and Loree Schwartz (incorporated by reference to Exhibit 10.6 of our Form 8-K filed on July 7, 2023).

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

TREES CORPORATION

Date: August 14, 2023	/s/ Adam Hershey
Adam Hershey, Interim Chief Executive Officer
Principal Executive Officer

/s/ Edward Myers
Edward Myers, Interim Chief Financial Officer
Principal Financial and Accounting Officer