Form 10-Q
period 2023-09-30
TREES Corp (Colorado)
filed 2023-11-14
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2023.

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

As of November 14, 2023, there were 118,664,094 issued and outstanding shares of the Company's common stock.

TREES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TREES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$251,691	$2,583,833
Accounts receivable, net of allowance of $42,000 and $42,000, respectively	205,178	41,373
Inventories, net	1,578,253	2,066,662
Prepaid expenses and other current assets	441,728	259,598
Total current assets	2,476,850	4,951,466

Right-of-use operating lease asset	2,957,548	3,866,406
Property and equipment, net	1,734,375	1,947,969
Intangible assets, net	1,947,887	2,543,898
Goodwill	18,384,974	18,384,974
Total assets	$27,501,634	$31,694,713

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$2,594,173	$1,899,450
Interest payable	1,275,617	488,813
Income tax payable	290,659	204,917
Operating lease liability, current	1,245,724	1,433,184
Finance lease liability, current	50,000	55,777
Accrued stock payable	60,900	60,900
Accrued dividends	106,200	88,500
Warrant derivative liability	3,149	5,508
Accrued legal fees	114,000	—
Notes payable - current	4,414,157	1,903,344
Total current liabilities	10,154,579	6,140,393

Operating lease liability, non-current	1,860,192	2,541,590
Finance lease liability, non-current	671,285	706,653
Notes payable - non-current (net of unamortized discount)	13,110,406	15,899,588
Total liabilities	25,796,462	25,288,224

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; 1,180 issued and outstanding	1,073,446	1,073,446
Common stock, $0.001 par value; 200,000,000 shares authorized; 118,664,094 shares issued and outstanding	118,664	118,664
Additional paid-in capital	98,652,956	98,598,761
Accumulated deficit	(98,139,894)	(93,384,382)
Total stockholders’ equity	1,705,172	6,406,489
Total liabilities and stockholders’ equity	$27,501,634	$31,694,713

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue
Retail sales	$4,038,019	$3,080,778	$14,228,202	$9,536,659
Cultivation sales	73,564	96,399	91,994	449,553
Total revenue	4,111,583	3,177,177	14,320,196	9,986,212

Costs and expenses
Cost of sales	2,442,541	2,036,532	8,731,032	5,856,995
Selling, general and administrative	1,962,641	1,462,902	6,744,632	4,001,816
Stock-based compensation	8,745	38,460	54,195	156,961
Professional fees	53,259	197,565	1,204,369	716,410
Depreciation and amortization	251,605	98,915	835,026	190,770
Total costs and expenses	4,718,791	3,834,374	17,569,254	10,922,952

Operating loss	(607,208)	(657,197)	(3,249,058)	(936,740)

Other expenses (income)
Amortization of debt discount	219,785	1,285,392	621,539	1,716,334
Interest expense	296,242	213,833	1,462,281	564,229
Loss on extinguishment of debt	218,237	310,622	218,237	310,622
Loss (gain) on derivative liability	2,860	(16,365)	(2,359)	(14,959)
Loss (gain) on sale of assets	(2,400)	—	—	(13,000)
Other income and expense, net	(526,809)	—	(896,680)	—
Total other expenses, net	207,915	1,793,482	1,403,018	2,563,226

Net loss from continuing operations before income taxes	(815,123)	(2,450,679)	(4,652,076)	(3,499,966)

Provision for income taxes	—	254,000	85,736	254,000
Loss from continuing operations	(815,123)	(2,704,679)	(4,737,812)	(3,753,966)

Income from discontinued operations, net of tax	—	195	—	5,478
Net loss	$(815,123)	(2,704,484)	$(4,737,812)	$(3,748,488)

Accrued preferred stock dividend	—	(70,800)	(17,700)	(70,800)

Net loss attributable to common stockholders	$(815,123)	(2,775,284)	$(4,755,512)	$(3,819,288)

Per share data - basic and diluted
Net loss from continuing operations per share	$(0.01)	$(0.03)	$(0.04)	$(0.04)
Net loss from discontinued operations per share	$0.00	$0.00	$0.00	$0.00
Net loss attributable to common stockholders per share	$(0.01)	$(0.03)	$(0.04)	$(0.04)
Weighted average number of common shares outstanding	118,664,094	96,192,184	118,664,094	96,046,246

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(4,737,812)	$(3,748,488)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	621,539	1,716,334
Depreciation and amortization	835,026	190,770
Loss on extinguishment of debt	202,397	310,622
Non-cash lease expense	42,762	670,685
Bad debt recovery	—	(10,280)
Loss (gain) on disposal of property and equipment	15,840	(13,000)
Gain on derivative liability	(2,359)	(14,959)
Stock-based compensation	54,195	156,961
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(163,805)	(76,749)
Prepaid expenses and other assets	(182,130)	(19,478)
Inventories	488,409	(78,210)
Income taxes	85,742	254,000
Accounts payable, accrued liabilities, and interest payable	1,595,527	466,744
Operating lease liabilities	(2,763)	(699,595)
Net cash used in operating activities	(1,147,432)	(894,643)

Cash flows from investing activities
Purchase of property and equipment	(9,277)	(33,903)
Acquisition of Station 2 assets	(256,581)	—
Proceeds for sale of equipment	—	13,000
Proceeds on notes receivable	—	75,000
Acquisition of Trees MLK	—	(256,582)
Net cash used in investing activities	(265,858)	(202,485)

Cash flows from financing activities
Proceeds from notes payable	—	9,912,250
Payments on notes payable and finance lease	(918,852)	(4,867,012)
Net cash (used in) provided by financing activities	(918,852)	5,045,238

Net (decrease) increase in cash and cash equivalents	(2,332,142)	3,948,110
Cash and cash equivalents, beginning of period	2,583,833	2,054,050
Cash and cash equivalents, end of period	$251,691	$6,002,160

Supplemental schedule of cash flow information
Cash paid for interest	$675,477	$1,122,314
Cash paid for taxes	$6	$—

Non-cash investing & financing activities
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$348,825	$172,053
Issuance of accrued stock	$—	$383,994
Non-cash debt issuance for acquisition of Station 2 assets	$333,953	$—
Non-cash extinguishment of debt for the surrender of Station 2 assets	$(356,152)	$—
Accrued dividends on preferred stock	$17,700	$70,800
12% Warrants recorded as a debt discount and additional paid-in capital	$—	$569,223
12% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	$—	$103,577

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

	For the three months ended September 30, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
July 1, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,644,211	$(97,324,771)	$2,511,550
Share-based compensation	—	—	—	—	8,745	—	8,745
Net loss	—	—	—	—	—	(815,123)	(815,123)
September 30, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,652,956	$(98,139,894)	$1,705,172

	For the three months ended September 30, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
July 1, 2022	1,180	1,073,446	96,192,184	96,192	94,103,321	(84,864,819)	10,408,140
Warrants issued with 12% Notes	—	—	—	—	672,802	—	672,802
Share-based compensation	—	—	—	—	38,460	—	38,460
Dividends on preferred stock	—	—	—	—	—	(70,800)	(70,800)
Net loss	—	—	—	—	—	(2,704,484)	(2,704,484)
September 30, 2022	1,180	$1,073,446	96,192,184	$96,192	$94,814,583	$(87,640,103)	$8,344,118

	For the nine months ended September 30, 2023
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,598,761	$(93,384,382)	$6,406,489
Share-based compensation	—	—	—	—	54,195	—	54,195
Dividends on preferred stock	—	—	—	—	—	(17,700)	(17,700)
Net loss	—	—	—	—	—	(4,737,812)	(4,737,812)
September 30, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,652,956	$(98,139,894)	$1,705,172

	For the nine months ended September 30, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
January 1, 2022	1,180	$1,073,446	89,551,993	$89,551	$92,265,391	$(83,820,815)	$9,607,573
Common stock issued for acquisition of Trees Waterfront LLC	—	—	1,669,537	1,670	382,324	—	383,994
Common stock issued for acquisition of Trees MLK LLC	—	—	4,970,654	4,971	1,337,105	—	1,342,076
Warrants issued with 12% Notes	—	—	—	—	672,802	—	672,802
Share-based compensation	—	—	—	—	156,961	—	156,961
Dividends on preferred stock	—	—	—	—	—	(70,800)	(70,800)
Net loss	—	—	—	—	—	(3,748,488)	(3,748,488)
September 30, 2022	1,180	$1,073,446	96,192,184	$96,192	$94,814,583	$(87,640,103)	$8,344,118

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  NATURE OF OPERATIONS, HISTORY, AND PRESENTATION

Nature of Operations

TREES Corporation, a Colorado Corporation (the “Company,” “we,” “us,” or “our,”) is a cannabis retailer and cultivator in the States of Colorado and Oregon.

We presently operate six (6) cannabis dispensaries as follows:

●	Englewood, Colorado

o	5005 S. Federal Boulevard – Recreational license only

●	Denver, Colorado

o	East Hampden Avenue (formerly Green Man) –Recreational license only

●	Longmont, Colorado

o	12626 N. 107th Street (formerly Green Tree/Ancient Alternatives) – Medical and Recreational licenses

●	Three (3) in Oregon

o	SW Corbett Avenue, Portland, OR – Medical and Recreational licenses

o	NE 102nd Avenue, Portland, OR – Medical and Recreational licenses

o	7050 NE MLK, Portland, OR – Medical and Recreational licenses

We also operate two (2) cultivation facilities in Colorado as follows:

●	SevenFive Farm – 3705 N. 75th Street, Boulder – Retail cultivation license only

●	6859 N. Foothills Highway E-100 (formerly Green Tree/Hillside Enterprises) – Retail cultivation license only

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

NBC oversaw our wholesale equipment and supply business, operating under the name “GC Supply,” which provided turnkey sourcing and stocking services to cultivation, retail, and infused products manufacturing facilities. Our products included building materials, equipment, consumables, and compliance packaging. NBC also provided operational support for our internal cultivation. On July 16, 2021, we entered into an Asset Purchase Agreement with an individual to sell substantially all the assets of NBC for a total of $150,000 and 10% of profits generated by the buyer in the states of Michigan, Mississippi, and Massachusetts for a period of twelve months from the closing. On August 2, 2021, the sale of NBC was completed.  Pursuant to an amendment to the Asset Purchase Agreement, the buyer paid an additional $75,000 in March 2022, and the 10% profit share described above was eliminated.

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

In the opinion of management, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company's financial position and operating results. The results for the three and nine months ended September 30, 2023, are not necessarily indicative of the operating results for the year ending December 31, 2023, or any other interim or future periods. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

Customer and Revenue Concentrations – Cultivation Segment

During the three months ended September 30, 2023 and 2022, 89% of SevenFive’s revenue was with five customers and 79% was with one customer, respectively. During the nine months ended September 30, 2023 and 2022, 50% of SevenFive’s revenue was with one customer and 66% was with one customer, respectively. Two of the customers with sales in the three months ended September 30, 2023 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

During the three months ended September 30, 2023, 84% of Green Tree’s revenue was with four customers. During the nine months ended September 30, 2023, 78% of Green Tree’s revenue was with three customers.  The customers in 2023 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

Going Concern

We incurred net losses of $815,123 and $4,737,812 during the three and nine months ended September 30, 2023, respectively and $2,704,484 and $3,748,488 for the three and nine months ended September 30, 2022, respectively, and had an accumulated deficit of $98,139,894 as of September 30, 2023. We had cash and cash equivalents of $251,691 and $2,583,833 as of September 30, 2023, and December 31, 2022, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. We have incurred recurring losses and negative cash flows from operations since inception and have primarily funded our operations with proceeds from the issuance of debt and equity. We expect our operating losses to continue into the foreseeable future as we continue to execute our acquisition and growth strategy.  As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern.  Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FASB ASU 2016-13  – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”- In June 2016, the FASB issued guidance that replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities the Company does not intend to sell or believes that it is more likely than not they will be required to sell. The ASU can be adopted no later than January 1, 2020 for SEC filers and January 1, 2023 for private companies and smaller reporting companies. The adoption of the new standard did not have a material effect on our consolidated financial statements.

FASB ASU 2017-04 – “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” - In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under ASU 2017-04, goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2022, with early adoption permitted. The adoption of the new standard did not have a material effect on our financial statements.

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
$6,486,716

We have not completed the allocation of the purchase price for the Green Tree Acquisition. As of September 30, 2023, the consolidated balance sheet includes a preliminary allocation of fixed assets, inventory, intangible assets, and goodwill. Management anticipates completing the purchase price allocation as soon as possible, but no later than one year from the acquisition date.

The accompanying consolidated financial statements include the results of the Green Tree Entities from the date of acquisition for financial reporting purposes, December 12, 2022. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2022, are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2022	2022
Total revenues	$5,781,150	$17,196,773
Net income (loss) attributable to Common Stockholders	$(3,273,476)	$(3,798,897)
Net income (loss) per common share	$(0.03)	$(0.03)
Weighted average number of basic and diluted common shares outstanding	113,727,033	113,727,033

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2022, or to project potential operating results as of any future date or for any future periods. In July 2023, the Company entered into an agreement to transfer the Green Tree Entities back to the original owners of these entities (see Note 5).

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
$3,258,835

We have not completed the allocation of the purchase price for the Green Man Acquisition. As of September 30, 2023, the consolidated balance sheet includes a preliminary allocation of fixed assets, inventory, intangible assets, and goodwill. Management anticipates completing the purchase price allocation as soon as possible, but no later than one year from the acquisition date.

The accompanying consolidated financial statements include the results of Green Man from the date of acquisition for financial reporting purposes, December 19, 2022. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2022, are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2022	2022
Total revenues	$4,464,409	$14,093,905
Net income (loss) attributable to Common Stockholders	$(2,706,386)	$(3,294,030)
Net income (loss) per common share	$(0.03)	$(0.03)
Weighted average number of basic and diluted common shares outstanding	100,243,887	100,243,887

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2022, or to project potential operating results as of any future date or for any future periods.

NOTE 3. ASSET ACQUISITION

In February 2023, we completed the acquisition of the assets of Station 2, LLC (“Station 2”). The assets consist of a medical and retail cannabis license for a dispensary located in Denver, CO. We also assumed responsibility of the operating lease for the dispensary and recorded the relating ROU asset which is disclosed separately on the accompanying consolidated balance sheets. The consideration paid by the Company consists of cash at closing equal to $256,582 plus an additional note equal to $384,873. As the dispensary was not in operation and there was no assembled workforce at the time of acquisition, the acquisition was accounted for as an asset acquisition of a license. As of September 30, 2023, the balance of the license was nil, which is recorded within Intangible assets, net in our condensed consolidated balance sheets as a result of the transfer of the license (see Note 5).

NOTE 4. DISCONTINUED OPERATIONS

On July 16, 2021, we entered into an Asset Purchase Agreement with an individual to sell substantially all of the assets of NBC for a total of $150,000 and 10% of profits generated by the buyer in the states of Michigan, Mississippi, and Massachusetts for a period of twelve months from the closing. On August 2, 2021, the sale of NBC was completed.  Pursuant to an amendment to the Asset Purchase Agreement, the buyer paid an additional $75,000 in March 2022, and the 10% profit share described above was eliminated.

A summary of the discontinued operations for the Operations Segment is presented as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Product revenues	$—	$—	$—	$3,438
Service revenues	—	—	—	—
Total revenues	—	—	—	3,438

Cost of sales	—	—	—	—
Selling, general and administrative	—	(195)	—	(2,040)
Professional fees	—	—	—	—
Depreciation and amortization	—	—	—	—
Total costs and expenses	—	(195)	—	(2,040)
Income from discontinued operations	$—	$195	$—	$5,478

NOTE 5. LICENSE TRANSFER AGREEMENTS

In August 2023, we entered into an Assignment of Assets (“Assignment”), pursuant to which we agreed to transfer and assign to Station 2 and Timothy Brown (“Brown” and collectively with Station 2, “Assignees”), a board member, shareholder, and executive level employee of the Company, a State of Colorado and corresponding City and County of Denver retail marijuana store cannabis license and related assets owned related to the licensed cannabis dispensary located at 468 S. Federal Boulevard (collectively, the “Transferred Assets”). In exchange for the transfer to Assignees of the Transferred Assets, the Assignees agreed to extinguishment and satisfaction of, and unconditional waiver by each of Station 2 and Brown of any claims in respect of, any and all debt or other obligations of the Company, Trees Colorado, and any of their respective affiliates, directors, officers or agents, pursuant to that certain Asset Purchase Agreement dated October 14, 2022, as amended, by and among the Company, Trees Colorado and Assignees. This transaction closed in October 2023, and the Company recognized a loss on this transfer of $202,397, located in loss on extinguishment of debt on the condensed consolidated statements of operations.

A summary of the license transfer is presented as follows:

Balance as of August 17, 2023
Asset to be transferred:
Intangible assets - License	590,536
Accumulated amortization - License	(31,987)

Consideration:
Extinguishment of 468 debt	356,152

In July 2023, we and our subsidiaries Green Tree Colorado, LLC, Green Tree Cultivation LLC, GT Retail LLC, and Green Tree MIP LLC, entered into a settlement agreement (“Settlement Agreement”), (“GT Retail”), (“GT MIP”), with Allyson Feiler Downing (“Downing”) and Loree Schwartz (“Schwartz” and together with Downing, “Green Tree Parties”), pursuant to which the Company and the Green Tree Parties agreed to transfer and assign to new entities controlled by the Green Tree Parties, cannabis licenses and related assets owned by (i) GT Retail relating to a cultivation facility and a retail dispensary located in Berthoud, Colorado; (ii) GT MIP relating to a ‘marijuana infused product’ dispensary located in Boulder County, Colorado; and (iii) certain intellectual property in respect thereof (collectively, the “Transferred Assets”). The Company retained accounts payable and certain cannabis inventory in respect of the Transferred Assets. Closing of the transaction is subject to approval of the license transfers by the Colorado Marijuana Enforcement Division as well as local regulatory authorities.

In exchange for the transfer to the Green Tree Parties of the Transferred Assets, the Company and the Green Tree Parties agreed that upon closing, the Green Tree Parties shall transfer and assign to the Company, and the Company shall redeem, 9,917,574 shares of the Company’s Common Stock owned by the Green Tree Parties and originally issued to the Green Tree Parties in the acquisition consummated in December 2022 pursuant to that certain Asset Purchase Agreement dated September 13, 2022, as amended, by and among the Company, Downing, Schwartz and various other parties thereto (the “APA”). As of September 30, 2023, the license has not yet been transferred and therefore, the Company still holds these assets as of the balance sheet date.

NOTE 6. INVENTORIES, NET

Our inventories consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$8,883	$8,883
Work-in-progress and finished goods	1,622,510	2,057,779
Less: Inventory reserves	(53,140)	—
Inventories, net	$1,578,253	$2,066,662

NOTE 7. LEASES

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

The operating lease expense for the three and nine months ended September 30, 2023, and September 30, 2022, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Straight-line operating lease expense	$197,513	$164,103	$929,241	$548,135
Variable lease cost	44,239	169,368	502,413	326,105
Total operating lease expense	$241,752	$333,471	$1,431,654	$874,240

The finance lease expense for the three months ended September 30, 2023, and September 30, 2022, was approximately $41,823 and nil, respectively. The finance lease expense for the nine months ended September 30, 2023, and September 30, 2022, was approximately $125,470 and nil, respectively.

Related party leases

During the three months and nine months ended September 30, 2023, three of the Company’s operating leases, one retail dispensary lease, one cultivation facility lease, and one lease that includes both cultivation and retail, are related party leases as the landlords are current, and former, board members, principal shareholders, or employees. During the three months and nine months ended September 30, 2022, the related party operating leases consisted of one dispensary and one cultivation facility. The retail dispensary lease was with a related party through May 2022, when the building was sold to an unaffiliated third-party. As of September 30, 2023, the ROU asset, operating lease liability, current, and operating lease liability, non-current for the related party leases were $845,234, $535,143, and $368,715, respectively. For the three months ended September 30, 2023 and 2022, the total lease expense for related party leases was $127,790 and $75,849, respectively. For the nine months ended September 30, 2023 and 2022, the total lease expense for related party leases was $383,371 and $151,698, respectively.

Lease Maturities

Future remaining minimum lease payments were as follows:

Year ending December 31,	Operating leases	Finance lease
2023 (remaining three months)	$307,735	$50,000
2024	1,252,825	205,400
2025	1,033,857	171,043
2026	764,190	136,940
2027	507,871	143,102
Thereafter	965,359	818,100
Total	4,831,837	1,524,585
Less: Present value adjustment	(1,725,921)	(803,300)
Lease liability	3,105,916	721,285
Less: Lease liability, current	(1,245,724)	(50,000)
Lease liability, non-current	$1,860,192	$671,285

The total remaining lease payments in the table above include $1,219,188 related to renewal option periods that management is reasonably certain will be exercised. The majority of this amount relates to the flagship Trees location in Englewood, Colorado and the retail and certain cultivation facilities that were acquired in the Green Tree Acquisition.

As of September 30, 2023, the weighted average remaining term of the Company’s operating leases is 4.54 years, and the remaining term on the finance lease is 9.25 years.

None of the Company’s leases contain residual value guarantees or restrictive covenants.

Supplemental cash flow information

For the nine months ended September 30,	2023	2022
Supplemental cash flow information
Cash paid for amounts included in operating lease liability	$957,153	$193,523
Cash paid for amounts included in finance lease liability	$150,000	$—
Supplemental lease disclosures of non-cash transactions:
ROU assets obtained in exchange for operating lease liabilities	$348,825	$172,053

NOTE 8. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2021	$444,894	1,769,537
Stock issued	(383,994)	(1,669,537)
Balance as of December 31, 2022	$60,900	100,000
Stock issued	—	—
Balance as of September 30, 2023	$60,900	100,000

In December 2021, we completed the acquisition of Trees Waterfront.  As part of the transaction, we granted 1,669,537 shares of our common stock.  The stock was issued on January 6, 2022.

The outstanding balance of accrued stock payable as of September 30, 2023 relates to a February 18, 2020 grant of 100,000 fully vested shares for consulting services. Based on a stock price of $0.61 on the date of grant, the consultant will receive $60,900 worth of our Common Stock. As of September 30, 2023, none of the stock has been issued.

NOTE 9.   NOTES PAYABLE

Our notes payable consisted of the following:

	September 30, 2023			December 31, 2022
	Third-party	Related-party	Total	Third-party	Related-party	Total
2022 12% Notes	$13,167,796	332,204	13,500,000	$13,167,796	$332,204	$13,500,000
Trees Transaction Notes	—	314,154	314,154	—	1,191,865	1,191,865
Green Tree Acquisition Notes	774,750	2,725,250	3,500,000	774,750	2,725,250	3,500,000
Green Man Acquisition Notes	1,500,000	—	1,500,000	1,500,000	—	1,500,000
Unamortized debt discount	(1,123,845)	(165,746)	(1,289,591)	(1,527,346)	(361,587)	(1,888,933)
Total debt	14,318,701	3,205,862	17,524,563	13,915,200	3,887,732	17,802,932
Less: Current portion	(1,556,433)	(2,857,724)	(4,414,157)	(179,827)	(1,723,517)	(1,903,344)
Long-term portion	$12,762,268	$348,138	$13,110,406	$13,735,373	$2,164,215	$15,899,588

Trees Transaction Notes

In January 2022, with the completion of the Trees MLK acquisition, we are obligated to pay the Seller cash equal to $384,873 in equal month installments over a period of 24 months. The payments began on June 15, 2022 and the payment is equal to $16,036 per month.

In December 2022, with the completion of the Green Tree Acquisition, we are obligated to pay the Seller cash equal to $3,500,000 in equal month installments over a period of 15 months. Payments of $233,333 are due monthly beginning in September 2023. The relative fair value of this obligation resulted in a debt discount of $512,367. We recorded amortization of debt discount expense from this obligation of $251,520 and nil for the nine months ended September 30, 2023 and September 30, 2022, respectively, and $96,672 and nil for the three months ended September, 2023 and September 30, 2022, respectively.

In December 2022, with the completion of the Green Man Acquisition, we are obligated to pay the Seller cash equal to $1,500,000 in equal month installments over a period of 18 months. The payments begin in December 2023 and the payment is equal to $83,333 per month. The relative fair value of this obligation resulted in a debt discount of $275,154. We recorded amortization of debt discount expense from this obligation of $115,171 and nil for the nine months ended September 30, 2023 and September 30, 2022, respectively, and $39,545 and nil for the three months ended September 30, 2023 and September 30, 2022, respectively.

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

The relative fair value of the new funding on the 12% Warrants was recorded as a debt discount and additional paid-in capital of $569,223.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $103,577.  We recorded amortization of debt discount expense from the 12% Notes of $232,651 and $11,931 for the nine months ended September 30, 2023 and 2022, respectively, and $78,404 and $11,931 for the three months ended September 30, 2023 and September 30, 2022, respectively.  We determined there was no beneficial conversion feature on the 12% Notes issued.  The 12% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the Black-Scholes model to determine the fair value of the 12% Warrants as of September 15, 2022, were:

Current stock price	$0.20
Exercise price	$0.70
Risk-free interest rate	3.66%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	107%

In connection with the acquisition of Station 2, LLC in February 2023, we agreed to issue and sell an additional 12% Note with an aggregate principal amount of $384,873. The relative fair value of this 12% Note resulted in a debt discount of $50,918. We recorded amortization of debt discount expense from this Note of $22,197 for the nine months ended September 30, 2023, and $5,164 for the three months ended September 30, 2023. This 12% Note is treated as conventional debt and was relieved as part of the Station 2 license transfer (see Note 5).

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $254,400.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $131,000. We recorded amortization of debt discount expense from the 10% Notes of nil and $84,375 for the nine months ended September 30, 2023 and 2022, and nil and $41,352 for the three months ended September 30, 2023 and September 30, 2022, respectively. We determined there was no beneficial conversion feature on the 10% Notes issued in December 2020.  The 10% Notes are treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $429,300.  We determined that this 10% Note had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.66 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.90, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $417,539 as additional paid in capital and a debt discount and included in our consolidated statement of operations.  We recorded amortization of debt discount expense from the February 2021 10% Notes of nil and $594,721 for the nine months ended September 30, 2023 and 2022, respectively, and nil and $454,741 for the three months ended September 30, 2023 and September 30, 2022, respectively. The 10% Notes are treated as conventional debt.

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $810,000.  We determined that these 10% Notes had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.49 at the date of the note issuance and the fair value of the common stock into which the debt is convertible at the commitment date, per share being $0.83, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $692,500 as additional paid in capital and a debt discount and included in our consolidated statement of operations.  We recorded amortization of debt discount expense from the April 2021 10% Notes of nil and $1,023,577 for the nine months ended September 30, 2023 and 2022, respectively, and nil and $775,638 for the three months ended September 30, 2023 and 2022, respectively.  The 10% Notes are treated as conventional debt.

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

NOTE 10. WARRANT DERIVATIVE LIABILITY

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

During the nine months ended September 30, 2023, and 2022, we recognized a $2,359 gain and $14,959 gain on the change in fair value of the derivative liability, respectively. During the three months ended September 30, 2023, and 2022, we recognized a $2,860 loss and $16,364 gain on the change in fair value of the derivative liability, respectively. As of September 30, 2023, there were 322,807 of the 2019 Warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants:

	September 30,	December 31,
	2023	2022
Number of shares underlying the warrants	322,807	322,807
Fair market value of stock	$0.16	$0.15
Exercise price	$0.40	$0.40
Volatility	90%	78%
Risk-free interest rate	5.53%	3.99%
Warrant life (years)	0.66	1.41

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Beginning balance	$289	$29,723	$5,508	$28,318
Warrant exercise	—	—	—	—
Change in fair value of warrants derivative liability	2,860	(16,364)	(2,359)	(14,959)
Ending balance	$3,149	$13,359	$3,149	$13,359

NOTE 11. OTHER INCOME

Under the provisions of the Coronavirus Aid Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company, with the guidance from a third-party specialist, determined it was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria.

The Company applied for ERC for the last three quarters’ wages paid in calendar year 2020 and the first three quarters’ wages paid in calendar year 2021. The Company recognized an ERC benefit of $1,085,939, net of third-party specialist fees of $217,188, which is included in Other Income on the accompanying Condensed Consolidated Statement of Operations for the nine-month period ended September 30, 2023. As of September 30, 2023, the Company received $909,282 in ERC payments reducing the receivable within Other current assets on the Condensed Consolidated Balance Sheet to $176,657.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

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

NOTE 13.  STOCKHOLDERS’ EQUITY

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

As of September 30, 2023 we have recorded accrued dividends of $106,200. As of December 31, 2022 we have recorded accrued dividends of $88,500.

Stock-based compensation

We use the fair value method to account for stock-based compensation on the grant date. This expense also includes stock-based compensation expense related to Restricted Stock Units (“RSU”). On April 1, 2022 we entered into a Restricted Stock Unit Agreement with four participants. The RSU’s were granted pursuant to our 2020 Omnibus Incentive Plan.  Four separate executives were each granted 300,000 RSU’s, for a total grant of 1,200,000 RSU’s.  The 300,000 RSU’s are divided into three equal tranches of 100,000 RSU’s. Each tranche of RSU will vest immediately if and upon the market price reaching a certain minimum market price of our common stock as reported on the OTCQB market.  Each tranche will vest as the market price reaches $1.00, $2.00 and $3.00. Upon the RSU’s vesting, the participant will be promptly issued shares of our common stock.  If there is a change in control, all unvested RSU’s granted under this agreement will become fully vested and the vested RSU’s will be paid out or settled. The fair value of these instruments is $535,976 and was calculated using the Monte Carlo model. The fair value of the RSU’s is recognized over the requisite service period.  As these RSU’s do not have a service period, we used the requisite service period derived from the valuation of 10 years. As of September 30, 2023, none of the RSU’s have vested.

During the year ended December 31, 2022, we granted options to purchase 250,000 common shares to directors.  The options expire five years from the date of grant and vest over a period of one year.  Fair value of the awards at the date of grants totaled $56,348.

The following summarizes Employee Awards activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2022	4,936,825	$1.08	4.4	$22,000
Granted	—	—
Forfeited or expired	—	—
Outstanding as of September 30, 2023	4,936,825	$1.08	4.4	$22,000

Exercisable as of September 30, 2023	4,936,825	$1.08	4.4	$22,000

As of September 30, 2023, there was no unrecognized compensation expense related to unvested employee awards.

We recorded $8,745 and $38,460 in compensation expense for the three months ended September 30, 2023 and 2022, respectively and $54,195 and $156,961 for the nine months ended September 30, 2023 and 2022, respectively.  This includes expense related to options issued in prior years for which the requisite service period for those options includes the current period as well as options issued in the current period.  Forfeited options result in a reversal in the period forfeited. The fair value of these instruments was calculated using the Black-Scholes option pricing method.

NOTE 14. RELATED PARTY TRANSACTIONS

On September 16, 2022, the Company entered into a new consulting agreement with Adam Hershey, its Interim Chief Executive Officer, pursuant to which Mr. Hershey will continue to serve as the Company’s Interim Chief Executive Officer with compensation equal to $200,000 per annum, payable by the Company, monthly.  The term of the consulting agreement is for a period of one year, with automatic six-month renewals thereafter unless terminated by either party. The Company has also agreed to extend warrants to purchase 7,280,007 shares of Common Stock, held by an affiliate of Mr. Hershey, for an additional two years until, May 29, 2027.  The exercise price and all other terms and conditions of such warrants remain unchanged.  We paid $50,000 and $24,999 for the three months ended September 30, 2023 and 2022, respectively, and $150,000 and $74,997 for the nine months ended September 30, 2023 and 2022, respectively.

In February 2023, the Company completed the acquisition of Station 2, LLC’s assets. Station 2, LLC is owned by a board member, who is also a shareholder and executive level employee of the Company. See Note 3 for additional information regarding the Station 2 asset acquisition and Note 5 for the license transfer.

On July 7, 2023, the Company entered into a Transaction Services Agreement with Allyson Feiler Downing and Loree Schwartz as a result of the Settlement Agreement entered into with the Green Tree Parties as described in Note 3. Ms. Downing was a former officer of the Company and member of the Board of Directors, however, she continues to serve on the Board under the Transaction Services Agreement. Under this Agreement, Ms. Downing and Ms. Schwartz provide certain administrative and management services related to the Transferred Assets in exchange for all revenue generated by the Transferred Assets. The Transaction Services Agreement is effective until the Transferred Assets are officially transferred to the Green Tree Parties. On August 3, 2023, Ms. Downing resigned from the Company’s Board of Directors.

The Company currently has a lease agreement with Dalton Adventures, LLC in which the Company leases 17,000 square feet of greenhouse space in Boulder, Colorado for $29,691 a month, of which $27,000 is base rent and $2,691 is property taxes. The base rent increased to $27,405 per month starting in January 2023. The owner of Dalton Adventures, LLC is a principal shareholder and former board member of the Company.  We have incurred $75,849 and $75,849 in related party lease expense for the three months ended September 30, 2023 and 2022, respectively, and $227,547 and $151,698 for the nine months ended September 30, 2023 and 2022, respectively. See Note 7 for further discussion of the Company’s obligations associated with related party leases.

The Company currently has a lease agreement with JLA Enterprises, LLC in which the Company leases a retail dispensary in Longmont, Colorado. A board member and an executive level employee of the Company are owners of JLA Enterprises, LLC. The Company also has a lease agreement with ALJ 1090, LLC in which the Company leases a building that has a retail dispensary and cultivation facility in Berthoud, Colorado. The same board member is an owner of ALJ 1090, LLC. These leases were assumed as part of the Green Tree Acquisition on December 12, 2022. We have incurred $51,942 and nil in related party lease expense for the three months ended September 30, 2023 and 2022, respectively,  and $155,826 and nil for the nine months ended September 30, 2023 and 2022, respectively. See Note 7 for further discussion of the Company’s obligations associated with related party leases.

The Company had a lease agreement with Bellewood Holdings, LLC in which the Company leased retail space for the Trees Englewood retail store in Englewood, Colorado for $11,287 per month, of which $10,000 is base rent and $1,287 is property taxes. The owner of Bellewood Holdings, LLC is a principal shareholder and board member of the Company.  In June 2022, the building was sold to an unrelated party. We incurred nil of related party lease expense for the three months ended September 30, 2023 and 2022, respectively, and nil and $52,287 for the nine months ended September 30, 2023 and 2022, respectively.  See Note 7 for further discussion of the Company’s obligations associated with related-party leases.

NOTE 15.  SEGMENT INFORMATION

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

Three months ended September 30,

2023	Retail	Cultivation	Eliminations	Total
Revenues	$4,038,019	$415,963	$(342,399)	$4,111,583
Costs and expenses	(3,403,102)	(1,272,117)	342,399	(4,332,820)
Segment operating loss	$634,917	$(856,154)	$—	(221,237)
Corporate expenses				(1,490,565)
ERC Credits				896,679
Net loss from continuing operations before income taxes				$(815,123)

2022	Retail	Cultivation	Eliminations	Total
Revenues	$3,080,778	$448,623	$(352,224)	$3,177,177
Costs and expenses	(2,413,190)	(849,269)	352,224	(2,910,235)
Segment operating income (loss)	$667,588	$(400,646)	$—	266,942
Corporate expenses				(2,971,621)
Net loss from continuing operations before income taxes				$(2,704,679)

Nine months ended September 30,

2023	Retail	Cultivation	Eliminations	Total
Total revenues	$14,228,202	$2,044,810	$(1,952,816)	$14,320,196
Costs and expenses	(13,285,938)	(3,457,964)	1,952,816	(14,791,086)
Segment operating income (loss)	$942,264	$(1,413,154)	$—	(470,890)
Corporate expenses				(5,163,601)
ERC Credits				896,679
Net loss from continuing operations before income taxes				$(4,737,812)

2022	Retail	Cultivation	Eliminations	Total
Total revenues	$9,536,657	$1,316,241	(866,686)	$9,986,212
Costs and expenses	(7,169,103)	(1,971,550)	866,686	(8,273,967)
Segment operating income (loss)	$2,367,554	$(655,309)	$—	1,712,245
Corporate expenses				(5,466,211)
Net loss from continuing operations before income taxes				$(3,753,966)

	September 30,	December 31,
Total assets	2023	2022
Retail	$23,904,244	$25,212,245
Cultivation	3,058,175	4,628,452
Corporate	539,215	1,985,455
Total assets - segments	27,501,634	31,826,152
Intercompany eliminations	—	(131,439)
Total assets - consolidated	$27,501,634	$31,694,713

NOTE 16.  SUBSEQUENT EVENTS

The Company evaluated the impact of subsequent events through the date that the accompanying financial statements were issued. Subsequent to September 30, 2023 and prior to the issuance of these financial statements, the Company completed the transfer of the Transferred Assets to the Green Tree Parties in November 2023.

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

Our Products, Services, and Customers

TREES Corporation is a cannabis retailer and cultivator in the States of Colorado and Oregon.

We presently operate six (6) cannabis dispensaries as follows:

●	Englewood, Colorado
o	5005 S. Federal Boulevard – Recreational license only

●	Denver, Colorado
o	East Hampden Avenue (formerly Green Man) –Recreational license only

●	Longmont, Colorado
o	12626 N. 107th Street (formerly Green Tree/Ancient Alternatives) – Medical and Recreational licenses

●	Berthoud, Colorado
o	1090 N. 2nd Street (formerly Green Tree/Natural Alternatives for Life) – Medical and Recreational licenses

●	Three (3) in Oregon
o	SW Corbett Avenue, Portland, OR – Medical and Recreational licenses
o	NE 102nd Avenue, Portland, OR – Medical and Recreational licenses
o	7050 NE MLK, Portland, OR – Medical and Recreational licenses

We also operate two (2) cultivation facilities in Colorado as follows:

●	SevenFive Farm – 3705 N. 75th Street, Boulder – Retail cultivation license only

●	6859 N. Foothills Highway E-100 (formerly Green Tree/Hillside Enterprises) – Retail cultivation license only

Our principal business model is to acquire, integrate and optimize cannabis companies in the retail and cultivation segments utilizing the combined experience of entrepreneurs and synergistic operations of our vertically integrated network. During the three months ended September 30, 2023 and 2022, 89% of SevenFive’s revenue was with five customers and 79% was with one customer, respectively. During the nine months ended September 30, 2023 and 2022, 50% of SevenFive’s revenue was with one customer and 66% was with one customer, respectively. Two of the customers with sales in the three months ended September 30, 2023 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

During the three months ended September 30, 2023, 84% of Green Tree’s revenue was with four customers. During the nine months ended September 30, 2023, 78% of Green Tree’s revenue was with three customers.  The customers in 2023 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

Results of Operations

The following tables set forth, for the periods indicated, statements of operations data. The tables and the discussion below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto in this report.

	Three months ended September 30,			Percent
	2023	2022	Change	Change
Revenues	$4,111,583	$3,177,177	$934,406	29%
Costs and expenses	(4,718,791)	(3,834,374)	(884,417)	23%
Other expense	(207,915)	(1,793,482)	1,585,567	(88)%
Net loss from continuing operations before income taxes	(815,123)	(2,450,679)	1,635,556	(67)%
Loss from discontinued operations	—	195	(195)	(100)%
Loss from operations before income taxes	$(815,123)	$(2,450,484)	$1,635,361	(67)%

	Nine months ended September 30,			Percent
	2023	2022	Change	Change
Revenues	$14,320,196	$9,986,212	$4,333,984	43%
Costs and expenses	(17,569,254)	(10,922,952)	(6,646,302)	61%
Other expense	(1,403,018)	(2,563,226)	1,160,208	(45)%
Net loss from continuing operations before income taxes	(4,652,076)	(3,499,966)	(1,152,110)	33%
Gain (loss) from discontinued operations	—	5,478	(5,478)	(100)%
Loss from operations before income taxes	$(4,652,076)	$(3,494,488)	$(1,157,588)	33%

Revenues

The activity driven by Green Tree and Green Man, which we acquired in Q4 2022, contributed to the increase in revenues for the three months ended September 30, 2023 compared to September 30, 2022, and for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Costs and expenses

	Three months ended September 30,			Percent
	2023	2022	Change	Change
Cost of sales	$2,442,541	$2,036,532	$406,009	20%
Selling, general and administrative	1,962,641	1,462,902	499,739	34%
Stock-based compensation	8,745	38,460	(29,715)	(77)%
Professional fees	53,259	197,565	(144,306)	(73)%
Depreciation and amortization	251,605	98,915	152,690	154%
	$4,718,791	$3,834,374	$884,417	23%

	Nine months ended September 30,			Percent
	2023	2022	Change	Change
Cost of sales	$8,731,032	$5,856,995	$2,874,037	49%
Selling, general and administrative	6,744,632	4,001,816	2,742,816	69%
Stock-based compensation	54,195	156,961	(102,766)	(65)%
Professional fees	1,204,369	716,410	487,959	68%
Depreciation and amortization	835,026	190,770	644,256	338%
	$17,569,254	$10,922,952	$6,646,302	61%

Cost of sales increased for three and nine months ended September 30, 2023, as compared to September 30, 2022 due to the additional sales driven from the Green Tree and Green Man acquisitions.

Selling, general and administrative expense increased for the three and nine months ended September 30, 2023, as compared to September 30, 2022, due to the increased expenses resulting from the acquisition of three dispensaries in the fourth quarter of 2022 and one additional dispensary license in the first quarter of 2023.  This resulted in an increase in employees and an increase in rent expense.

Professional fees consist primarily of accounting and legal expenses.  Professional fees increased for the three and nine months ended September 30, 2023 as compared to September 30, 2022 due to the acquisition activity in the first quarter of 2023, as well as the accrued legal expenses for the settlement reached in the second quarter of 2023.

Stock-based compensation included the following:

	Three months ended September 30,			Percent
	2023	2022	Change	Change
Employee awards	$8,745	$38,460	$(29,715)	(77)%
	$8,745	$38,460	$(29,715)	(77)%

	Nine months ended September 30,			Percent
	2023	2022	Change	Change
Employee awards	$54,195	$156,961	$(102,766)	(65)%
	$54,195	$156,961	$(102,766)	(65)%

Employee awards are issued under our 2020 Omnibus Incentive Plan, which was approved by shareholders on November 23, 2020, and our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015. Expense varies primarily due to the number of stock options granted and the share price on the date of grant. The decrease in expense for the three and nine months ended September 30, 2023, as compared to 2022, is due to not issuing options in the third quarter of 2023.

Other Expense

	Three months ended September 30,			Percent
	2023	2022	Change	Change
Amortization of debt discount	$219,785	$1,285,392	$(1,065,607)	(83)%
Interest expense	296,242	213,833	82,409	39%
Loss on extinguishment of debt	218,237	310,622	(92,385)	(30)%
(Gain) loss on derivative liability	2,860	(16,365)	19,225	(117)%
Loss on transfer of assets	(2,400)	—	(2,400)	100%
Other income	(526,809)	—	(526,809)	100%
	$207,915	$1,793,482	$(1,585,567)	(88)%

	Nine months ended September 30,			Percent
	2023	2022	Change	Change
Amortization of debt discount	$621,539	$1,716,334	$(1,094,795)	(64)%
Interest expense	1,462,281	564,229	898,052	159%
Loss on extinguishment of debt	218,237	310,622	(92,385)	(30)%
Gain on derivative liability	(2,359)	(14,959)	12,600	(84)%
Gain on sale of assets	—	(13,000)	13,000	(100)%
Other income	(896,680)	—	(896,680)	100%
	$1,403,018	$2,563,226	$(1,160,208)	(45)%

Amortization of debt discount decreased during the three and nine months ended September 30, 2023, as compared to September 30, 2022 due to the rollover and repayment of the 10% Notes. Interest expense increased during the three and nine months ended September 30, 2023, as compared to September 30, 2022, due to the addition of the 12% Notes with an interest rate of 12% in Q3 2022.  Loss on extinguishment of debt decreased during the three and nine months ended September 30, 2023, as compared to September 30, 2022 due to loss on extinguishment of debt from the rollover of the 10% Notes to 12% Notes being higher than the loss on extinguishment of debt resulting from the transfer of the Station 2 license (see Note 5). The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants. Gain on sale of assets decreased during the nine months ended September 30, 2023, as compared to September 30, 2022 as no assets were sold during the nine months ended September 30, 2023. Other Income increased during the three months and nine months ended September 30, 2023, as compared to September 30, 2022 due to the Company applying for employee retention credits through the CARES Act.

Retail

	Three months ended September 30,			Percent
	2023	2022	Change	Change
Revenues	$4,038,019	$3,080,778	$957,241	31%
Costs and expenses	(3,403,102)	(2,413,190)	(989,912)	41%
Segment operating (loss) income	$634,917	$667,588	$(32,671)	(5)%

	Nine months ended September 30,			Percent
	2023	2022	Change	Change
Revenues	$14,228,202	$9,536,657	$4,691,545	49%
Costs and expenses	(13,285,938)	(7,169,103)	(6,116,835)	85%
Segment operating income	$942,264	$2,367,554	$(1,425,290)	(60)%

With the acquisition of Green Tree on December 12, 2022, and the acquisition of Green Man on December 19, 2022, as well as the acquisition of the dispensary license for 468 Federal Street, retail revenue increased for the three and nine months ended September 30, 2023, compared to September 30, 2022. Costs and expenses also increased as a result of the acquisitions.

Cultivation

	Three months ended September 30,			Percent
	2023	2022	Change	Change
Revenues	$415,963	$448,623	$(32,660)	(7)%
Costs and expenses	(1,272,117)	(849,269)	(422,848)	50%
Segment operating loss	$(856,154)	$(400,646)	$(455,508)	114%

	Nine months ended September 30,			Percent
	2023	2022	Change	Change
Revenues	$2,044,810	$1,316,241	$728,569	55%
Costs and expenses	(3,457,964)	(1,971,550)	(1,486,414)	75%
Segment operating loss	$(1,413,154)	$(655,309)	$(757,845)	116%

The decrease in revenues for the three months ended September 30, 2023 compared to September 30, 2022, is due to Green Tree revenues being recognized by the original owners as a result of the license transfer in July 2023. The increase in revenues for the nine months ended September 30, 2023 compared to September 30, 2022 is attributed to the increase in sales made to our dispensaries which are eliminated in consolidation. The increase in cost and expenses for the three and nine months ended September 30, 2023 compared to September 30, 2022 is attributed to the acquisitions of Green Tree and Green Man that occurred during December of 2022, as well as the increase in sales made to our dispensaries.  The costs and expense incurred between our dispensaries and cultivation locations are eliminated in consolidation.

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

Sources and uses of cash

We had cash of $251,691 and $2,583,833 as of September 30, 2023 and December 31, 2022, respectively. Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(1,147,432)	$(894,643)
Net cash used in investing activities	$(265,858)	$(202,485)
Net cash (used in) provided by financing activities	$(918,852)	$5,045,238

Net cash used in operating activities increased in 2023 due to the increased net loss driven from the expenses described above.

Net cash used in investing activities for the nine months ended September 30, 2023 was comparable to the nine months ended September 30, 2022, as a result of the acquisition of Station 2 in 2023 and the acquisition of Trees in 2022.

Net cash used in financing activities for the three and nine months ended September 30, 2023 increased from September 30, 2022 due to an increase in payments on notes payable and finance leases, and no debt raise.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2023. Part of our growth strategy, however, is to acquire operating businesses. We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP measure, which is net loss.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss from continuing operations	$(815,123)	$(2,704,679)	$(4,737,812)	$(3,753,966)
Adjustment for loss from discontinued operations	—	195	—	(5,478)
Net loss	(815,123)	(2,704,484)	(4,737,812)	(3,759,444)
Adjustments:
Stock-based compensation	8,745	38,460	54,195	156,961
Depreciation and amortization	251,605	98,915	835,026	190,770
Amortization of debt discount	219,785	1,285,392	621,539	1,716,334
Loss on extinguishment of debt	218,237	310,622	218,237	310,622
Interest expense	296,242	213,833	1,462,281	564,229
Gain on sale of assets	—	—	—	(13,000)
(Gain) loss on derivative liability	2,860	(16,365)	(2,359)	(14,959)
Severance	—	—	—	4,731
Acquisition related expenses	—	162,634	—	193,956
Provision for income taxes	—	254,000	85,736	254,000
Other expense (income)	(526,809)	—	(896,680)	—
Total adjustments	470,665	2,347,491	2,377,975	3,363,644
Adjusted EBITDA	$(344,458)	$(356,993)	$(2,359,837)	$(395,800)

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, which have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1	Assignment of Assets dated August 17, 2023 by and among Trees Colorado, LLC, Station 2, LLC and Timothy Brown (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on August 23, 2023).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREES CORPORATION

Date: November 14, 2023	/s/ Adam Hershey
Adam Hershey, Interim Chief Executive Officer
Principal Executive Officer

/s/ Edward Myers
Edward Myers, Interim Chief Financial Officer
Principal Financial and Accounting Officer