Form 10-K
period 2023-12-31
TREES Corp (Colorado)
filed 2024-04-10
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock, par value $0.001 per share (“Common Stock”), on December 29, 2023, was $7,340,390.

As of April 1, 2024, the Registrant had 108,746,520 issued and outstanding shares of Common Stock.

i

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

Business Strategy and Recent Transactions

As the cannabis industry becomes more mature, we focus on (1) identifying licensed cannabis assets that we can acquire, (2) executing our business strategy to continue to generate cash and meet our financial commitments, and (3) moving with an urgency that reflects our conviction and confidence in our ability to create customer loyalty and advocacy. To that end, during the years ended 2023 and 2022, we implemented the following significant actions in support of our continued growth:

●	In December 2023, we completed a restructuring of our senior secured debt with certain accredited investors party to the September 2022 note offering. We issued and sold senior secured convertible notes (the “Amended Notes”) with an aggregate principal amount of $13,500,000 to such investors. The material terms of the Amended Notes include no changes to the aggregate principal amount; the maturity date; or the interest rate. Material changes reflected in the Amended Notes include the following:

o	25% of the total principal, i.e., $3,375,000, contains different terms than the remaining principal.

o	Principal mandatorily convertible at any time during term upon occurrence of trigger event based on trading price and trading value.

o	Interest subject to optional conversion by TREES if trigger event occurs.

o	In the event of this conversion, the Principal Amount would be reduced to $10,125,000.

o	Current interest payments are deferred until March 2024; further, the Company shall make ‘catch-up’ interest payments beginning in December 2024 for deferred interest.

o	Conversion: Up to $3,375,000 of principal will be convertible at Investors’ option at a price per share equal to $0.50.

o	Warrant exercise price of previously granted senior debt warrants in respect of prior 12% and 10% note offerings reduced to $0.40 per share; warrant expiration date extended to September 15, 2029.

o	Working capital – Lead Investor agreed to provide an additional $250,000 on or after closing in a separate ‘Working Capital Note’ with a 1.25x liquidation preference, and up to an additional $250,000 at TREES’ option. In such event, a 1.5x liquidation preference shall apply to entire amount (the initial $250,000 plus the additional $250,000).

o	Lead Investor to provide up to $500,000 in additional M&A financing upon a mutually agreed transaction.

●	In August 2023, we re-sold the Station 2 license and related assets to Timothy Brown, one of our Board members, in exchange for extinguishment of all debt or other obligations of the Company, Trees Colorado, and any of their respective affiliates, directors, officers or agents, pursuant to the original Asset Purchase Agreement of October 2022, and (ii) repayment by Brown of certain debts of the Company in respect of a cultivation facility owned by the Company.

●	In July 2023, we ‘reversed’ a portion of the Green Tree business combination transaction originally consummated in December 2022, pursuant to a settlement agreement in which we sold back to the original Green Tree owners cannabis licenses and the related assets associated with (i) GT Retail, a cultivation facility and retail dispensary located in Berthoud, Colorado; and (ii) GT MIP, a ‘marijuana infused product’ dispensary located in Boulder County, Colorado. The consideration for this transaction was the redemption and cancellation of 9,917,574 shares of our Common Stock owned by Allyson Feiler Downing and Loree Schwartz originally issued in 2022. As part of the settlement agreement, all parties waived any potential claims with limited exceptions. In July 2023, Downing and Schwartz were terminated from employment with the Company, and in August 2023, Downing resigned from the Board.

●	In December 2022, we completed the acquisition of substantially all of the assets of Green Man Cannabis (“Green Man”, the overall transaction is referred to as the “Green Man Acquisition”). Green Man equity holders received cash equal to $1,225,000 together with an aggregate of 4,494,382 shares of the Common Stock. An additional $1,500,000 in cash will be paid out in eighteen (18) equal monthly payments equal to $83,333.33 per month commencing on the 12-month anniversary of the closing.

●	Also in December 2022, we completed the acquisition of substantially all of the assets of Ancient Alternatives LLC, Natural Alternatives For Life, LLC, Mountainside Industries, LLC, Hillside Enterprises, LLC, and GT Creations, LLC, each a Colorado limited liability company (collectively, the “Green Tree Entities”, the overall transaction is referred to herein as the “Green Tree Acquisition”). At the closing, the Company delivered to the Green Tree Entities an aggregate of cash equal to $500,000 and delivered to equity holders of the Green Tree Entities an aggregate of 17,977,528 shares of Common Stock. An additional $3,500,000 in cash was paid by the Company to the Green Tree Entities in fifteen (15) equal monthly payments commencing on the 9-month anniversary of the closing. The number of shares is subject to adjustment based upon a formula specified in the definitive purchase agreement. We assumed certain operating obligations at closing, including certain manufacturing agreements between GT Creations and affiliates of the Green Tree Entities.

●	In September 2022, we completed a private offering in which we issued and sold to accredited investors senior secured convertible notes (the “2022 Notes”) with an aggregate principal amount of $13,500,000 (“Principal Amount”) to such investors (“2022 Note Offering”), in exchange for payment to the Company by certain of the investors of an aggregate amount of $10,587,250 in cash, as well as cancellation of outstanding indebtedness in the aggregate amount of $2,912,750 represented by certain prior promissory notes we issued in December 2020 and April 2020. In connection with the 2022 Note Offering, Investors received warrants to purchase shares of the Company’s Common Stock equal to 20% coverage of the aggregate principal amount at $0.70 per share, which equals an aggregate of warrants to purchase 3,857,150 shares of the Common Stock. The lead Investor (“Lead Investor”) received an additional 10% warrant coverage on the aggregate principal amount of Notes for total additional warrants to purchase 1,928,571 shares of Common Stock. The Lead Investor also will receive a five percent cash fee on the aggregate principal amount of Notes, payable by the Company; one-half of such fee may be deferred by the Company for up to five months from the closing.

The Notes will bear interest at an annual rate of 12% and will mature on September 16, 2026 (the “Maturity Date”). Investors have the option to convert up to 50% of the outstanding unpaid principal and accrued interest of the Notes into Common Stock at a fixed conversion price equal to $1.00 per share. The Warrants are exercisable at an exercise price of $0.70 per Warrant, subject to adjustment as provided in the Warrants, at any time prior to the earlier of the Maturity Date and an Acquisition (as defined in the Warrants). Payment on the Notes is secured by substantially all of the assets of the Company pursuant to a Security Agreement by and among the Company and the Investors.

●	In December 2021, we completed the acquisition of substantially all the assets of Trees Portland, LLC and Trees Waterfront, LLC, representing a portion of the overall Trees transaction (“Trees Transaction”). The cash paid in connection with the Oregon Closing consisted of $331,581 and stock consideration of 6,423,575 shares of our Common Stock. Further, cash equal to $497,371 will be paid to sellers in equal monthly installments over a period of 24 months from the Oregon Closing.

●	In September 2021, we entered into a Securities Purchase Agreement with various accredited investors, pursuant to which the Company issued and sold Units consisting of Series A Convertible Preferred Stock (“Series A Preferred”) and warrants to purchase shares of our Common Stock The total number of Units sold was 1,180. Each Unit consists of one (1) share of Series A Preferred and 300 Warrants. The purchase price of each Unit was $1,000, for an aggregate amount sold of $1,180,000. Each share of Series A Preferred is convertible into 1,000 shares of Common Stock upon the consummation of a capital raise of at least $5 million.

●	Also in September 2021, we completed the acquisition of substantially all the assets of TDM, LLC, representing a portion of the overall Trees Transaction. The cash paid by the Company consisted of $1,155,256. We issued 22,380,310 shares of our Common Stock. Further, cash equal to $1,732,884 will be paid to Seller in equal monthly installments over a period of 24 months.

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

Considering the conflict between federal laws and state laws regarding cannabis, the administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations (see “-- FinCEN”). The policies of the Obama administration concerning federal law enforcement regarding cannabis, notwithstanding the rescission of the Cole Memo (see below), continued during the Trump administration and continues during the Biden administration.

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

Recent legislative proposals have been introduced:

●	SAFER Banking Act. This would protect financial institutions that offer services to state-legal cannabis-related business. Originally called the ‘SAFE Banking Act’, it was reintroduced as the Secure and Fair Enforcement Regulation Banking Act (SAFER) in 2023.

●	Capital Lending and Investment for Marijuana Businesses Act (CLIMB Act) – introduced June 2022 – would:

●	Permit public agencies to provide financial support to the cannabis industry;

●	Provide protection to service providers (investment banks, law firms, accounting firms); and

●	Provide access to public capital markets by amending the Exchange Act to create a ‘safe harbor’ for the listing of cannabis businesses on a national securities exchange, such as the NYSE and Nasdaq.

●	Marijuana Opportunity Reinvestment & Expungement Act (MORE Act). Reintroduced in 2021, the MORE Act aims to end criminalization of cannabis related past criminal penalties and convictions, and provide criminal justice reform, social justice, and economic development for those affected by the ‘war on drugs.’ The MORE Act would also tax cannabis products starting at 5% to 8% (increasing by 1% over five years).

●	States Reform Act. This also seeks to decriminalize cannabis and provide retroactive expungement for non-violent federal cannabis offenses (except for persons involved in a drug cartel).

●	Sensible Enforcement of Cannabis Act. This would protect cannabis businesses and consumers in states where cannabis has been legalized, while continuing the federal cannabis prohibition to remain in place in states where cannabis has not been legalized.

None of the above proposals have been enacted; and while the Biden administration appears to have a more friendly position toward legalization of cannabis generally than the Trump administration, it cannot presently be determined what position the current administration will take on either of these proposals.

Further, the US Drug Enforcement Administration is currently weighing whether to revise marijuana to a ‘Schedule 3’ controlled substance (rather than Schedule 1). Such a move would end Internal Revenue Code 280E’s application to the cannabis industry, and would then permit state-regulated companies to deduct, for federal income tax purposes, all their ordinary and necessary business expenses, rather than only ‘cost of goods sold.’

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

Human Capital

As of December 31, 2023, we had approximately 91 full-time employees. Executing our strategic vision requires that we attract and retain the best talent. The Company must appropriately reward high-performers and offer competitive benefits.  The Company offers comprehensive benefits, including medical, dental and vision insurance for employees, their spouses or domestic partners, and their dependents. We also provide retirement programs, life insurance, family assistance, short-term disability and paid vacation and sick time. As a people-first company, our values help us achieve our purpose of cultivating an inclusive environment by hiring world-class individuals dedicated to fostering a culture that champions diversity, ensures equity, and celebrates inclusion. We provide opportunities for our employees to drive our strategy by creating programs that raise awareness, allowing courageous conversations and a more inclusive culture.

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

We generated net losses of approximately $7.1 million and $9.5 million, respectively, in the years ended December 31, 2023 and 2022. As of December 31, 2023, we had an accumulated deficit of approximately $100.5 million. We will need to generate and sustain increased revenues in future periods to become profitable, and, even if we do, we may not be able to maintain or increase any such level of profitability.

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

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. Prior to the DOJ’s rescission of the “Cole Memo”, supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. It is unclear what impact the recent rescission of the “Cole Memo” will have, but federal prosecutors may increase enforcement activities against institutions or individuals that are conducting financial transactions related to cannabis activities.

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

Federal prosecutors have significant discretion, and no assurance can be given that the federal prosecutor in each judicial district where we operate our business will not choose to strictly enforce the federal laws governing cannabis production or distribution. Any change in the federal government’s enforcement posture with respect to state-licensed cultivation of medical-use cannabis, including the enforcement postures of individual federal prosecutors in judicial districts where we purchase properties, would result in our inability to execute our business plan, and we would likely suffer significant losses, which would adversely affect the trading price of our securities. Furthermore, following any such change in the federal government’s enforcement position, we could be subject to criminal prosecution, which could lead to imprisonment and/or the imposition of penalties, fines, or forfeiture.

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

We operate an agricultural business and retail stores and are subject to weather and climate conditions.

Our business involves the growing of recreational cannabis, an agricultural product. Such business will be subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Further, to the extent that our products are grown outside, we are subject to weather and climate conditions. Extended cold streaks, rain or snow, or generally cold weather or climate, could materially adversely affect our cannabis plants. Accordingly, there can be no assurance that natural elements will not have a material adverse effect on any future production of our products. Further, weather events can impact the ability of our retail stores to remain open and the ability of retail customers to visit our retail locations.

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

Any assets used in conjunction with the violation of federal law are potentially subject to federal forfeiture, even in states where cannabis is legal. In July 2017, the U.S. Department of Justice issued a new policy directive regarding asset forfeiture, referred to as the “equitable sharing program.” Under this new policy directive, federal authorities may adopt state and local forfeiture cases and prosecute them at the federal level, allowing for state and local agencies to keep up to 80% of any forfeiture revenue. This policy directive represents a reversal of the U.S. Department of Justice’s policy under the Obama administration and allows for forfeitures to proceed that are not in accord with the limitations imposed by state-specific forfeiture laws. This new policy directive may lead to increased use of asset forfeitures by local, state, and federal enforcement agencies. If the federal government decides to initiate forfeiture proceedings against cannabis businesses, our investment in those businesses may be lost.

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

The market price of our Common Stock has been, and may in the future, be volatile. Between January 1, 2015, and December 31, 2023, the closing price of our Common Stock has ranged from a low of $ 0.05 per share to a high of $10.35 per share. Accordingly, it is difficult to forecast the future performance of our Common Stock. The market price of our Common Stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Common Stock. Factors that could cause fluctuations in the trading price of our Common Stock include the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

The Company has processes in place to identify, assess, and monitor material risks from cybersecurity threats, which are part of the Company’s overall cybersecurity risk management strategy and have been embedded in the information systems operating procedures and internal controls.

Our information technology (“IT”) function manages IT operations and continually evolves our systems to meet the constantly changing digital environment. We enhanced our workstation, server, email security, and network monitoring with managed detection and response and alerting capabilities. We perform periodic cybersecurity risk assessments to identify, assess, and prioritize potential risks to information, data assets, and infrastructure. The Company addresses identified risks and develops and implements controls to mitigate issues. The Company engages third parties in connection with its cybersecurity processes as appropriate. The Company has established processes to identify risks from cybersecurity threats associated with its third-party service providers.

Employees with access to the Company’s network receive annual training information and updates on topics such as phishing, malware, and other cybersecurity risks.

We work to continually evolve our systems to meet the constantly changing digital environment and continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. There have been no risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. The nature of potential cybersecurity risks and threats are uncertain, and any future incidents, outages or breaches could have a material adverse effect on the Company’s business, financial conditions or results of operations. For more information about the cybersecurity risks we face, refer to the Risk Factors in section “Information Technology and Cybersecurity Risks” in Part I, Item 1A, “Risk Factors”.

Cybersecurity Governance

The Company’s Board of Directors, as a whole, has oversight responsibility for our strategic and operational risks. The Audit Committee of the Board of Directors is responsible for board-level oversight of cybersecurity risk, and the Audit Committee regularly reports risks and compliance actions to the Board. As part of its’ oversight role, the Audit Committee receives reporting about the Company’s strategy, programs, incidents and threats, and other developments and action items related to cybersecurity regularly throughout the year, including through periodic updates from the IT Administrator.

Our cybersecurity program is managed by our IT Administrator who reports directly to our Chief Executive Officer. Our IT Administrator and the IT function monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the processes described above, including the operation of the Company’s incident response plans, which include appropriate escalation to the executive team and the Audit Committee. As discussed above, the IT Administrator reports at least semiannually to the Audit Committee about cybersecurity threat risks, among other cybersecurity related matters.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located in Lakewood, Colorado, pursuant to an operating lease. As of April 1, 2024, the Company also leases 6 retail dispensary locations, 2 cultivation facilities, and one production facility.

The following table sets forth the Company’s significant properties within each reporting segment:

Description	Location	Segment	Leased / Owned	Initial lease date
Corporate Headquarters	215 Union Boulevard, Suite 415, Lakewood, CO 80228	NA	Operating lease	January 2023
Englewood Dispensary	5005 S. Federal Blvd., Englewood, CO 80110	Retail	Operating lease	September 2021
Longmont Dispensary	12626 N. 107th Street, Longmont, CO 80504	Retail	Operating lease	December 2022
Hampden Dispensary	7289 East Hampden Avenue, Denver, CO 80224	Retail	Finance lease	December 2022
102nd Street Dispensary	1244 NE 102nd Avenue, Portland, OR 97220	Retail	Operating lease	December 2021
Waterfront Dispensary	3605 and 3607 SW Corbett Avenue, Portland, OR 97239	Retail	Operating lease	December 2021
MLK Dispensary	7048 - 7050 NE MLK Blvd., Portland, OR 97239	Retail	Operating lease	January 2022
SevenFive Cultivation Facility	3705 75th Street, Boulder, CO 80301	Cultivation	Operating lease	May 2020
Hillside Cultivation Facility	6859 North Foothills Highway, Building E, Unit 100, Boulder, CO 80302	Cultivation	Operating lease	December 2022

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently subject to any material legal proceedings outside the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Going Concern

We incurred net losses of $7,082,258 and $9,475,067 during the years ended December 31, 2023 and 2022, respectively, and had an accumulated deficit of $100,484,340 and $93,384,382 as of December 31, 2023 and December 31, 2022. We had cash and cash equivalents of $969,676 and $2,583,833 as of December 31, 2023, and December 31, 2022, respectively.

The consolidated financial statements included elsewhere in this Form 10-K, have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. We have incurred recurring losses and negative cash flows from operations since inception and have primarily funded our operations with proceeds from the issuance of debt and equity. We expect our operating losses to continue into the foreseeable future as we continue to execute our acquisition and growth strategy. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Consolidated Results

	Year Ended December 31,			Percent
	2023	2022	Change	Change
Revenues	$18,136,880	$13,444,542	$4,692,338	35%
Costs and expenses	(22,111,538)	(16,619,467)	(5,492,071)	33%
Other expense	(2,919,752)	(6,100,703)	3,180,951	(52)%
Net loss from continuing operations before income taxes	(6,894,410)	(9,275,628)	2,381,218	(26)%
Gain (loss) from discontinued operations	—	5,478	(5,478)	(100)%
Loss from operations before income taxes	$(6,894,410)	$(9,270,150)	$2,375,740	(26)%

Revenues

The sales generated by Green Tree and Green Man, which we acquired in Q4 2022, contributed to the increase in revenues for the year ended December 31, 2023 compared to December 31, 2022.

Costs and expenses

	Year Ended December 31,			Percent
	2023	2022	Change	Change
Cost of sales	$11,564,386	$8,577,487	$2,986,899	35%
Selling, general and administrative	8,223,102	6,557,992	1,665,110	25%
Stock-based compensation	69,071	188,330	(119,259)	(63)%
Professional fees	1,380,567	964,282	416,285	43%
Depreciation and amortization	874,412	331,376	543,036	164%
	$22,111,538	$16,619,467	$5,492,071	33%

Cost of sales increased for the year ended December 31, 2023, as compared to December 31, 2022 due to the additional sales from the Green Tree and Green Man acquisitions.

Selling, general and administrative expense increased for the year ended December 31, 2023, as compared to December 31, 2022, due to the increased expenses resulting from the acquisition of three dispensaries in the fourth quarter of 2022 and one additional dispensary license in the first quarter of 2023. This resulted in an increase in employees and an increase in rent expense.

Professional fees consist primarily of accounting and legal expenses. Professional fees increased for the year ended December 31, 2023 as compared to December 31, 2022 due to the acquisition activity in the first quarter of 2023, as well as the accrued legal expenses for the settlement reached in the second quarter of 2023.

Stock-based compensation included the following:

	Year Ended December 31,			Percent
	2023	2022	Change	Change
Employee awards	$69,071	$188,330	$(119,259)	(63)%

Stock-based awards are issued under our 2020 Omnibus Incentive Plan, which was approved by shareholders on November 23, 2020 and our 2014 Equity Incentive Plan, which was approved by shareholders on June 26, 2015. Expense varies primarily due to the number of stock awards granted and the share price on the date of grant. The decrease in expense for the year ended December 31, 2023 as compared to December 31, 2022 is due to the decrease in the number of stock-based awards granted.

Depreciation and amortization expense increased in 2023 due to amortization related to the intangible assets acquired in the Green Man and Green Tree acquisitions in December 2022, which had useful lives of one year and two years, respectively.

Other Expense

	Year Ended December 31,			Percent
	2023	2022	Change	Change
Amortization of debt discount	$811,722	$1,817,334	$(1,005,612)	(55)%
Interest expense	1,763,413	983,181	780,232	79%
Loss on extinguishment of debt	218,237	310,622	(92,385)	(30)%
Loss on impairment of assets	1,516,000	3,004,319	(1,488,319)	(50)%
Gain on derivative liability	(792)	(22,809)	22,017	(97)%
Gain on change in fair value of contingent earnout	(492,148)	—	(492,148)	(100)%
Other income	(896,680)	8,056	(904,736)	(11,231)%
	$2,919,752	$6,100,703	$(3,180,951)	(52)%

Amortization of debt discount decreased during the year ended December 31, 2023 as compared to December 31, 2022 due to the rollover and repayment of the 10% Notes in 2022. Interest expense increased during the year ended December 31, 2023 as compared to December 31, 2022 due to the additional borrowings from the issuance of the 12% Notes held until they were restructured in Q4 2023. The loss on extinguishment of debt during the year ended December 31, 2023 relates to the extinguishment of the 468 debt in October 2023. The loss on extinguishment of debt during the year ended December 31, 2022 relates to the rollover and repayment of the 10% Notes. The loss on impairment of assets during the years ended December 31, 2023 and December 31, 2022 is due primarily to goodwill impairments at our Trees Oregon locations included in our Retail segment in 2023 and goodwill and intangible impairments at out Trees Oregon locations included in our Retail segment. The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants. The gain on change in the fair value of contingent earnout during the year ended December 31, 2023 is due to changes in the fair value of the contingent earnout liability related to the Green Tree Acquisition. Other income during the year ended December 31, 2023 increased as compared to December 31, 2022 due to the Company applying for employee retention credits through the CARES Act.

Retail

	Year Ended December 31,			Percent
	2023	2022	Change	Change
Revenues	$17,722,565	$12,934,904	$4,787,661	37%
Costs and expenses	(17,568,330)	(13,117,039)	(4,451,291)	34%
	$154,235	$(182,135)	$336,370	(185)%

With the acquisition of Green Tree on December 12, 2022, and the acquisition of Green Man on December 19, 2022, as well as the acquisition of the dispensary license for 468 Federal Street, retail revenue increased for the year ended December 31, 2023, compared to December 31, 2022. Costs and expenses also increased as a result of the acquisitions.

Cultivation

	Year Ended December 31,			Percent
	2023	2022	Change	Change
Revenues	$2,531,399	$1,693,762	$837,637	49%
Costs and expenses	(4,468,658)	(2,643,457)	(1,825,201)	69%
	$(1,937,259)	$(949,695)	$(987,564)	104%

The increase in revenues for the year ended December 31, 2023 compared to December 31, 2022 is attributed to the increase in sales made to our dispensaries which are eliminated in consolidation. The increase in cost and expenses for the year ended December 31, 2023 compared to December 31, 2022 is attributed to the acquisitions of Green Tree and Green Man that occurred during December of 2022, as well as the increase in sales made to our dispensaries. The costs and expense incurred between our dispensaries and cultivation locations are eliminated in consolidation.

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

	Year Ended December 31,
	2023	2022
Net loss from continuing operations	$(7,082,258)	$(9,480,545)
Adjustment for loss from discontinued operations	—	5,478
Net loss	(7,082,258)	(9,475,067)
Adjustments:
Stock-based compensation	69,071	188,330
Depreciation and amortization	874,412	331,376
Amortization of debt discount	811,722	1,817,334
Loss on extinguishment of debt	218,237	310,622
Loss on impairment of assets	1,516,000	3,004,319
Interest expense	1,763,413	983,181
Loss on sale of assets	—	8,056
Gain on derivative liability	(792)	(22,809)
Gain on change in fair value of contingent earnout	(492,148)	—
Severance	—	4,731
Acquisition related expenses	—	1,027,099
Provision for income taxes	187,848	204,917
Other (income) expense	(896,680)	—
Total adjustments	4,051,083	7,857,156
Adjusted EBITDA	$(3,031,175)	$(1,617,911)

Liquidity

Sources of liquidity

Our sources of liquidity historically have included the issuance of debt, common stock, or other equity-based instruments and the cash exercise of common stock options and warrants. We anticipate our significant uses of resources will include funding operations.

In December 2023, we restructured our debt obligations with the Green Tree entities to eliminate these obligations. Subsequent to this restructuring we received $500,000 from the issuance of a working capital loan in full in December 2023.

In September 2022, we received $10,587,250 in cash in a private placement with certain accredited investors pursuant to the 12% Notes to be used for acquisition of dispensaries and operating capital.

Sources and uses of cash

We had cash of approximately $969,676 and $2,583,833, respectively, on December 31, 2023 and 2022. Our cash flows from operating, investing, and financing activities were as follows:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(1,125,482)	$(2,049,857)
Net cash used in investing activities	$(304,420)	$(1,945,586)
Net cash (used in) provided by financing activities	$(184,255)	$4,525,226

Net cash used in operating activities decreased in 2023 due to the decreased net loss driven from the expenses described above as well as changes in working capital components, primarily larger reductions in inventory and increases in payables in 2023 compared to 2022.

Net cash used in investing activities decreased in 2023 due to the decreased level of acquisitions compared to 2022.

Net cash used in financing activities increased in 2023 due to an increase in payments on notes payable and finance leases, and less debt raised.

Capital Resources

We have no material commitments for capital expenditures as of December 31, 2023. Part of our growth strategy, however, is to acquire businesses. We would anticipate funding such activity through cash on hand, the issuance of debt, Common Stock, and warrants for our Common Stock or a combination thereof.

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

Goodwill and Intangibles

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, Intangibles-Goodwill and Other (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry value. Application of the goodwill impairment test requires judgement, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We test goodwill annually in December, unless an event occurs that would cause us to believe the value is impaired at an interim date. See Notes 1 and 10 to our consolidated financial statements for a description of our goodwill and intangible asset valuation and impairment policies and associated impacts for the reported periods.

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

Debt with Equity-linked Features

We may issue debt that has separate warrants, conversion features, or other equity-linked attributes.

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

Modification of Debt

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

Revenue Recognition

ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, judgment and estimates may be required within the revenue recognition process including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TREES Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TREES Corporation (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Business Combination – Refer to Note 2 to the consolidated financial statements

As discussed in Note 2 to the consolidated financial statements, the Company acquired several entities as follows: Trees MLK Inc. on January 5, 2022, Green Tree entities on December 12, 2022, and Green Man Cannabis on December 19, 2022, in separate business combinations. Management of the Company estimated the allocation of the purchase price to cash, fixed assets, inventory, trade names, and goodwill based on formal valuation prepared by a third-party. The accounting for the purchase price allocation is complex due to the significant estimation uncertainty in determining the fair values of identified intangibles.

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

Goodwill — Refer to Note 10 to the consolidated financial statements

As discussed in Note 10 to the consolidated financial statements, the Company has goodwill of $15,880,097 on December 31, 2023, after recognizing impairment expense of $1,516,000 during the year then ended. The Company evaluates its goodwill at least annually or more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed a goodwill analysis by calculating the fair value by operating segment using primarily an income approach and comparing it to the carrying amount of its goodwill. The income approach employed a discounted cash flow using a forecast developed by management. This valuation method requires management to make significant estimates and assumptions related to projected cash flows.

We identified goodwill as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value, including the impact of forecasted growth, and the difference between the fair values and the carrying values as of December 31, 2023. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialist, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to certain assumptions within the projected cash flows.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, gaining an understanding of management's process for developing the fair value estimate. We also evaluated the expertise, qualifications, and independence of the management’s specialist engaged to complete the evaluation. We used professionals inside our firm with specialized skills and knowledge to assess the Company’s methodology and assumptions used such as discount rate used. In evaluating the Company’s assumptions, we compared them to historical results.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 10, 2024

PCAOB ID 457

We have served as the Company’s auditor since 2021.

TREES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$969,676	$2,583,833
Accounts receivable, net of allowance for credit losses of $41,000 and $42,000, respectively	111,863	41,373
Inventories	860,918	2,066,662
Prepaid expenses and other current assets	411,911	259,598
Total current assets	2,354,368	4,951,466

Right-of-use operating lease asset	1,979,833	3,866,406
Property and equipment, net	1,395,104	1,947,969
Intangible assets, net	1,637,491	2,543,898
Goodwill	15,880,097	18,384,974
Total assets	$23,246,893	$31,694,713

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$2,617,536	$1,899,450
Interest payable	1,570,077	488,813
Income tax payable	392,765	204,917
Operating lease liability, current	846,201	1,433,184
Finance lease liability, current	205,400	55,777
Accrued stock payable	60,900	60,900
Accrued dividends	106,200	88,500
Warrant derivative liability	4,716	5,508
Accrued legal fees	102,000	—
Notes payable - current	1,092,382	1,903,344
Contingent Earnout Liability	367,056	—
Total current liabilities	7,365,233	6,140,393

Operating lease liability, non-current	1,218,392	2,541,590
Finance lease liability, non-current	501,248	706,653
Notes payable - non-current (net of unamortized discount)	14,013,861	15,899,588
Total liabilities	23,098,734	25,288,224

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, no par value; 5,000,000 shares authorized; 1,180 issued and outstanding	1,073,446	1,073,446
Common stock, $0.001 par value; 200,000,000 shares authorized; 108,746,520 and 118,664,094 shares issued and outstanding, respectively	108,746	118,664
Additional paid-in capital	99,450,307	98,598,761
Accumulated deficit	(100,484,340)	(93,384,382)
Total stockholders’ equity	148,159	6,406,489
Total liabilities and stockholders’ equity	$23,246,893	$31,694,713

The accompanying notes are an integral part of these consolidated financial statements.

TREES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2023	2022
Revenue
Retail sales	$17,722,565	$12,934,904
Cultivation sales	414,315	509,638
Total revenue	18,136,880	13,444,542

Costs and expenses
Cost of sales	11,564,386	8,577,487
Selling, general and administrative	8,223,102	6,557,992
Stock-based compensation	69,071	188,330
Professional fees	1,380,567	964,282
Depreciation and amortization	874,412	331,376
Total costs and expenses	22,111,538	16,619,467

Operating loss	(3,974,658)	(3,174,925)

Other expenses (income)
Amortization of debt discount	811,722	1,817,334
Interest expense	1,763,413	983,181
Loss on extinguishment of debt	218,237	310,622
Loss on impairment of assets	1,516,000	3,004,319
Gain on derivative liability	(792)	(22,809)
Gain on change in fair value of contingent earnout	(492,148)	—
Other (income) expense, net	(896,680)	8,056
Total other expenses, net	2,919,752	6,100,703

Net loss from continuing operations before income taxes	(6,894,410)	(9,275,628)

Provision for income taxes	187,848	204,917
Loss from continuing operations	(7,082,258)	(9,480,545)

Income from discontinued operations, net of tax	—	5,478
Net loss	$(7,082,258)	$(9,475,067)

Accrued preferred stock dividend	(17,700)	(88,500)

Net loss attributable to common stockholders	$(7,099,958)	$(9,563,567)

Per share data - basic and diluted
Net loss from continuing operations per share	$(0.06)	$(0.10)
Net loss from discontinued operations per share	$—	$—
Net loss attributable to common stockholders per share	$(0.06)	$(0.10)
Weighted average number of common shares outstanding	117,196,836	97,166,607

The accompanying notes are an integral part of these consolidated financial statements.

TREES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(7,082,258)	$(9,475,067)
Adjustments to reconcile net loss to net cash used in provided by operating activities:
Amortization of debt discount	811,722	1,817,334
Depreciation and amortization	874,412	331,376
Amortization of right-of-use lease assets	1,806,918	774,353
Loss on extinguishment of debt	218,237	310,622
Provision for credit losses	(114)	(6,280)
Impairment of assets	1,516,000	3,004,319
Loss (gain) on disposal of property and equipment	—	8,056
Gain on derivative liability	(792)	(22,809)
Gain on change in fair value of contingent earnout	(492,148)	—
Stock-based compensation	69,071	188,330
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(70,376)	43,095
Prepaid expenses and other assets	(152,313)	(16,523)
Inventories	1,040,527	753,419
Income taxes	187,848	204,917
Accounts payable, accrued liabilities, and interest payable	1,901,350	785,405
Operating lease liabilities	(1,753,566)	(750,404)
Net cash used in operating activities	(1,125,482)	(2,049,857)

Cash flows from investing activities
Purchase of property and equipment	(47,839)	(61,611)
Acquisition of Station 2 assets	(256,581)	—
Proceeds for sale of equipment	—	13,000
Proceeds on notes receivable	—	75,000
Acquisition of Trees MLK	—	(256,582)
Acquisition of Green Tree Entities, net of cash acquired	—	(498,987)
Acquisition of Green Man Corp, net of cash acquired	—	(1,216,406)
Net cash used in investing activities	(304,420)	(1,945,586)

Cash flows from financing activities
Proceeds from notes payable	500,000	6,423,320
Payments on notes payable and finance lease	(684,255)	(1,898,094)
Net cash (used in) provided by financing activities	(184,255)	4,525,226

Net (decrease) increase in cash and cash equivalents	(1,614,157)	529,783
Cash and cash equivalents, beginning of period	2,583,833	2,054,050
Cash and cash equivalents, end of period	$969,676	$2,583,833

Supplemental schedule of cash flow information
Cash paid for interest	$—	$589,023
Cash paid for taxes	$6	$—

Non-cash investing & financing activities
Non-cash settlement of notes payable netted against proceeds from new notes issuance	$—	$3,300,000
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$219,438	$1,575,607
Reduction of operating lease liabilities and right-of-use assets related to lease modifications	$(376,053)	$—
Issuance of accrued stock	$—	$383,994
Non-cash debt issuance for acquisition of Station 2 assets	$333,953	$—
Non-cash extinguishment of debt for the surrender of Station 2 assets	$(356,152)	$—
Accrued dividends on preferred stock	$17,700	$—
12% Warrants recorded as a debt discount and additional paid-in capital	$177,991	$569,223
12% Warrants recorded as a loss on extinguishment of debt and additional paid-in capital	$—	$103,577
Cashless warrant exercise	$—	$88,500

The accompanying notes are an integral part of these consolidated financial statements.

TREES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2022	1,180	$1,073,446	89,551,993	$89,550	$92,265,392	$(83,820,815)	$9,607,573
Common stock issued for acquisition of Trees Waterfront LLC	—	—	1,669,537	1,670	382,324	—	383,994
Common stock issued for acquisition of Trees MLK LLC	—	—	4,970,654	4,971	1,337,105	—	1,342,076
Common stock issued for Green Tree Acquisition	—	—	17,977,528	17,978	2,948,314	—	2,966,292
Common stock issued Green Man Acquisition	—	—	4,494,382	4,495	804,495	—	808,990
Warrants issued with 12% Notes	—	—	—	—	672,801	—	672,801
Share-based compensation	—	—	—	—	188,330	—	188,330
Dividends on preferred stock	—	—	—	—	—	(88,500)	(88,500)
Net loss	—	—	—	—	—	(9,475,067)	(9,475,067)
December 31, 2022	1,180	1,073,446	118,664,094	118,664	98,598,761	(93,384,382)	6,406,489
Share-based compensation	—	—	—	—	69,071	—	69,071
Redeemed shares related to Green Tree settlement	—	—	(9,917,574)	(9,918)	(1,626,482)	—	(1,636,400)
Capital transaction related to the Green Tree Note restructuring	—	—	—	—	1,974,384	—	1,974,384
Capital transaction related to the forgiveness of the Trees Englewood Note					256,582	—	256,582
Modification of warrants issued with 12% Notes	—	—	—	—	177,991	—	177,991
Dividends on preferred stock	—	—	—	—	—	(17,700)	(17,700)
Net loss	—	—	—	—	—	(7,082,258)	(7,082,258)
December 31, 2023	1,180	$1,073,446	108,746,520	$108,746	$99,450,307	$(100,484,340)	$148,159

The accompanying notes are an integral part of these consolidated financial statements.

TREES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

TREES Corporation, a Colorado Corporation (the “Company,” “we,” “us,” “our,” or “TREES”) (formerly, General Cannabis Corp), was incorporated on June 3, 2013, and provides services and products to the regulated cannabis industry. We currently trade on the OTCQB® Market under the trading symbol CANN. As of December 31, 2023, our operations are segregated into the following segments:

Retail (“Retail Segment”)

Through a series of acquisitions in 2021 and 2022, we operated three retail dispensaries in Colorado and three retail dispensaries in Oregon as of December 31, 2023. See Note 2 for details of the acquisitions.

Cultivation (“Cultivation Segment”)

Through our acquisition of SevenFive Farm in May 2020, we operate a licensed 17,000 square foot light deprivation greenhouse cultivation facility. During 2023, there was one customer that accounted for over 10% of our third-party cultivation revenue, and during 2022 there was one customer that accounted for over 10% of third -party cultivation revenue.

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

Going Concern

We incurred net losses of $7.1 million and $9.5 million during the years ended December 31, 2023 and 2022, respectively, and had an accumulated deficit of $100.5 million and $93.4 million as of December 31, 2023 and December 31, 2022. We had cash and cash equivalents of $1.0 million and $2.6 million as of December 31, 2023, and December 31, 2022, respectively.

The consolidated financial statements, have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. We have incurred recurring losses and negative cash flows from operations since inception and have primarily funded our operations with proceeds from the issuance of debt and equity. We expect our operating losses to continue into the foreseeable future as we continue to execute our acquisition and growth strategy. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital to fund operations, support our planned investing activities, and repay our debt obligations as they become due. If we are unable to obtain additional funding, we would be forced to delay, reduce, or eliminate some or all of our acquisition efforts, which could adversely affect our growth plans.

Liquidity

The Company incurred net losses of $7.1 million and $9.5 million in the years ended December 31, 2023 and 2022, respectively, and had an accumulated deficit of $100.5 million as of December 31, 2023. The Company had cash and cash equivalents of $1.0 million as of December 31, 2023.

The Company believes that its cash and cash equivalents as of December 31, 2023 will not be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Annual Report on Form 10-K. The Company will need additional funding to support its planned investing activities. If the Company is unable to obtain additional funding, it would be forced to delay, reduce, or eliminate some or all of its planned operations and acquisition efforts, which could adversely affect its business prospects.

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

Accounts Receivable, net

Accounts receivable are recorded at the original invoiced amount due from our customers less an allowance for any potential uncollectible amounts. We control credit risk related to accounts receivable through credit approvals, credit limits, and monitoring processes. In making the determination of the appropriate allowance for credit losses, management considers prior experience with customers, analysis of accounts receivable aging reports, changes in customer payment patterns, and historical write-offs.

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

Goodwill and Intangibles

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, Intangibles-Goodwill and Other (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry value. Application of the goodwill impairment test requires judgement, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We test goodwill and long-lived intangible assets annually in December, unless an event occurs that would cause us to believe the value is impaired at an interim date.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities. There are no fair valued assets or liabilities classified under Level 1 as of December 31, 2023.

Level 2 – Observable prices that are based on inputs not quoted on active markets but corroborated by market data. There are no fair valued assets or liabilities classified under Level 2 as of December 31, 2023.

Level 3 – Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs (see Note 15).

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

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company deems financial instruments which do not have fixed settlement provisions to be derivative instruments. In accordance with GAAP the fair value of these warrants is classified as a liability on the Company’s consolidated balance sheets because, according to the terms of the warrants, a fundamental transaction (as defined) could give rise to an obligation of the Company to pay cash to its warrant holders. Corresponding changes in the fair value of the derivative liabilities are recognized in earnings on the Company’s consolidated statements of operations in each subsequent period.

The Company’s derivative liabilities are carried at fair value and were classified as Level 3 in the fair value hierarchy due to the use of significant unobservable inputs.

Warrant Instruments

Warrants with derivative features – When we raise capital by issuing warrants that do not have complex terms, they are recorded as additional paid in capital in our consolidated balance sheet. When we issue warrants that have complex terms, such as a clause in which the warrant agreements contain a cash settlement provision whereby the holders could settle the warrants for cash upon a fundamental transaction that is considered outside of the control of management, such as a change of control, the warrants are considered to be a derivative that is recorded as a liability at fair value. The warrant derivative liability is adjusted to its fair value at the end of each reporting period, with the change being recorded as a loss or gain.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of operations. The Company did not incur any significant advertising costs for the years ended December 31, 2023 and 2022.

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

Income Taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities and would be recorded in income tax expense. Our assessment of tax positions as of December 31, 2023 and 2022, determined that there were no material uncertain tax positions.

Tax returns for the years ending December 31, 2020 through 2022 are open to examination by federal and state authorities.

Segments

ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer has been identified as the chief decision maker. Our reporting segments consist of: a) Retail; and b) Cultivation. Our operations are conducted within the United States of America.

Recently Issued Accounting Standards

FASB ASU 2020-06 – “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”- In June 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This Accounting Standards Update (“ASU”) also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2021, although early adoption is permitted. We adopted this ASU in the first quarter of 2022, and the adoption did not have a material effect on our consolidated financial statements.

FASB ASU 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”– In June 2016, the FASB issued guidance that replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities the Company does not intend to sell or believes that it is more likely than not they will be required to sell. The ASU can be adopted no later than January 1, 2020 for SEC filers and January 1, 2023 for private companies and smaller reporting companies. The adoption of the new standard did not have a material effect on our consolidated financial statements.

FASB ASU 2017-04 – “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” – In January 2017, the FASB issued ASU No. 2017-04, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under ASU 2017-04, goodwill impairment will be tested by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2022, with early adoption permitted. The adoption of the new standard did not have a material effect on our consolidated financial statements.

Recent Accounting Pronouncements

FASB ASU 2023-07 – “Segment Reporting – Improvements to Reportable Segment Disclosures” - In November 2023, the FASB issued ASU No. 2023-07, which requires disclosure of more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments must be applied retrospectively, and early adoption is permitted. The Company is currently assessing the effects of adoption on its consolidated financial statements.

NOTE 2. BUSINESS ACQUISITIONS

Trees

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

On December 12, 2022, we completed the Green Tree Acquisition which consisted of the acquisition of substantially all of the assets of Ancient Alternatives LLC, Natural Alternatives For Life, LLC, Mountainside Industries, LLC, Hillside Enterprises, LLC, and GT Creations, LLC, each a Colorado limited liability company (collectively, the “Green Tree Entities”). We paid cash in the amount of $500,000 and stock consideration of 17,977,528 shares of our Common Stock. Additionally, we had a potential obligation to issue additional stock consideration up to 4,879,615 shares of our Common Stock on the achievement of certain performance indicators on or before June 12, 2024. The closing price of our Common Stock on December 12, 2022, the date of license transfer, was $0.165 per share, as such, fair value of the equity consideration is $2,966,292. An additional $3,500,000 in cash was to be paid to the sellers in fifteen (15) equal monthly payments commencing on the 9-month anniversary of the closing, which based on a discount rate of 12%, resulted in the fair value of these additional monthly payments to be approximately $3,017,510. In November 2023, the Company transferred a majority of the Green Tree Entities back to the original owners (see Note 6). Subsequent to this transfer, the aforementioned debt was modified. This liability is included in Notes payable- current and Notes payable- non-current in the accompanying consolidated balance sheets. See Note 14 for additional details.

The table below reflects the Company’s final estimates of the acquisition date fair values of the assets acquired:

Cash	$3,928
Inventory	1,588,455
Fixed assets	688,655
Tradename	677,000
Goodwill	4,248,000
$7,206,038

Compared to the estimated purchase price allocation reported in our financial statements included in Item 8 of our Form 10-K year ended December 31, 2022 filed with the SEC on April 17, 2023, the final purchase price allocation resulted in a reduction of tradename intangible assets of $273,000 and an increase in goodwill of $995,702. Additionally, as part of the measurement adjustments, the fair value of the installment payments was remeasured using a 16% discount rate, resulting in a decrease of debt of $136,502 for the purchase consideration. Additionally, a contingent earnout liability with a fair value of $859,204 was recognized which increased the purchase consideration and resulting goodwill. The fair value of the contingent earnout liability decreased to $367,056 at December 31, 2023, resulting in a gain on change in fair value of $492,148.

The accompanying consolidated financial statements include the results of the Green Tree Entities from the date of acquisition for financial reporting purposes, December 12, 2022. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2022, are as follows:

Year ended December 31,
2022 (unaudited)
Total revenues	$22,556,789
Net income (loss) attributable to Common Stockholders	$(9,558,189)
Net income (loss) per common share	$(0.08)
Weighted average number of basic and diluted common shares outstanding	114,159,065

The unaudited pro-forma results of operations are presented for information purpose only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2022, or to project potential operating results as of any future date or for any future periods. In July 2023, the Company entered into an agreement to transfer the Green Tree Entities back to the original owners of these entities (see Note 6).

On December 19, 2022, we completed the Green Man Acquisition, consisting of the acquisition of substantially all of the assets of Green Man. We paid cash in the amount of $1,225,000 and stock consideration of 4,494,382 shares of Common Stock. The closing price of our Common Stock on December 19, 2022, the date of license transfer, was $0.18 per share, as such, fair value of the equity consideration is $808,989. An additional $1,500,000 in cash will be paid to the sellers in eighteen (18) equal monthly payments commencing on the 12-month anniversary of the closing. Based on a discount rate of 12%, the fair value of these additional monthly payments is approximately $1,224,846. This liability is included in Notes payable-current and Notes payable-non-current in the accompanying consolidated balance sheets. See Note 14 for additional details.

The table below reflects the Company’s final estimates of the acquisition date fair values of the assets acquired:

Cash	$8,594
Inventory	108,543
Fixed assets	23,500
Tradename	273,000
Goodwill	2,741,000
$3,154,637

Compared to the estimated purchase price allocation reported in our financial statements included in Item 8 of our Form 10-K year ended December 31, 2022 filed with the SEC on April 17, 2023, the final purchase price allocation resulted in an increase of tradename intangible assets of $123,000 and a decrease in goodwill of $227,198. Additionally, as part of the measurement adjustments, the fair value of the installment payments was remeasured using a 16% discount rate, resulting in a decrease of debt of $104,198 for the purchase consideration.

The accompanying consolidated financial statements include the results of Green Man from the date of acquisition for financial reporting purposes, December 19, 2022. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2022, are as follows:

Year ended December 31,
2022 (unaudited)
Total revenues	$19,002,698
Net income (loss) attributable to Common Stockholders	$(9,641,205)
Net income (loss) per common share	$(0.09)
Weighted average number of basic and diluted common shares outstanding	101,500,915

The unaudited pro-forma results of operations are presented for information purpose only. The unaudited pro-forma results are not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2022, or to project potential operating results as of any future date or for any future periods.

NOTE 3. ASSET ACQUISITION

In February 2023, we completed the acquisition of the assets of Station 2, LLC (“Station 2”). The assets consist of a medical and retail cannabis license for a dispensary located in Denver, CO. We also assumed responsibility of the operating lease for the dispensary and recorded the relating ROU asset which is disclosed separately on the accompanying consolidated balance sheets. The consideration paid by the Company consists of cash at closing equal to $256,582 plus an additional note equal to $384,873. The relative fair value of the note issued resulted in a debt discount of $50,918.

As the dispensary was not in operation and there was no assembled workforce at the time of acquisition, the acquisition was accounted for as an asset acquisition of a license. Subsequently, during the year ended December 31, 2023, the license was transferred as part of a settlement agreement and was derecognized (see Note 6).

Timothy Brown, a current member of the Company’s Board of Directors and its Chief Visionary Officer, is the sole owner of Station 2.

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

A breakdown of the results of discontinued operations related to the sale of NBC are presented as follows:

Year Ended December 31, 2022
Product revenues	$3,438
Service revenues	—
Total revenues	3,438

Selling, general and administrative	(2,040)
Total costs and expenses	(2,040)
Income from discontinued operations	$5,478

NOTE 5. ACCOUNTS RECEIVABLE, NET

Our accounts receivable consisted of the following:

	December 31,
	2023	2022
Accounts receivable	$152,863	$83,373
Less: Allowance for credit losses	(41,000)	(42,000)
Total	$111,863	$41,373

We record credit loss expense when we conclude the credit risk of a customer indicates the amount due under the contract is not collectible. We recorded credit loss expense of $114 and $6,280 during the years ended December 31, 2023 and 2022, respectively.

NOTE 6. LICENSE TRANSFER AGREEMENTS

In August 2023, we entered into an Assignment of Assets (“Assignment”), pursuant to which we agreed to transfer and assign to Station 2 and Timothy Brown (“Brown” and collectively with Station 2, “Assignees”), a board member, shareholder, and executive level employee of the Company, a State of Colorado and corresponding City and County of Denver retail marijuana store cannabis license and related assets owned related to the licensed cannabis dispensary located at 468 S. Federal Boulevard. Timothy Brown is the sole owner of Station 2. In exchange for the transfer to Assignees of the transferred assets, the Assignees agreed to extinguishment and satisfaction of, and unconditional waiver by each of Station 2 and Brown of any claims in respect of, any and all debt or other obligations of the Company, Trees Colorado, and any of their respective affiliates, directors, officers or agents, pursuant to that certain Asset Purchase Agreement dated October 14, 2022, as amended, by and among the Company, Trees Colorado and Assignees, which was issued upon closing of the transaction in February 2023 (“468 Debt”). This transaction closed in October 2023, and the Company recognized a loss on this transfer of $202,397, located in loss on extinguishment of debt on the consolidated statements of operations.

A summary of the license transfer is presented as follows:

Balance as of August 17, 2023
Asset to be transferred:
Intangible assets - License	$590,536
Accumulated amortization - License	(31,987)

Consideration:
Extinguishment of 468 debt	$356,152

In July 2023, we and our subsidiaries Green Tree Colorado, LLC, Green Tree Cultivation LLC, GT Retail LLC, and Green Tree MIP LLC, entered into a settlement agreement (“Settlement Agreement”), (“GT Retail”), (“GT MIP”), with Allyson Feiler Downing (“Downing”) and Loree Schwartz (“Schwartz” and together with Downing, “Green Tree Parties”), pursuant to which the Company and the Green Tree Parties agreed to transfer and assign to new entities controlled by the Green Tree Parties, cannabis licenses and related assets owned by (i) GT Retail relating to a cultivation facility and a retail dispensary located in Berthoud, Colorado; (ii) GT MIP relating to a ‘marijuana infused product’ dispensary located in Boulder County, Colorado; and (iii) certain intellectual property in respect thereof. The Company retained accounts payable and certain cannabis inventory in respect of the transferred assets. Closing of the transaction is subject to approval of the license transfers by the Colorado Marijuana Enforcement Division as well as local regulatory authorities. In November 2023, the transfer was approved. As the transfer represented a non-reciprocal transfer between the Company and certain of its shareholders in connection with the settlement of a prior business combination, we recognized the difference between the carrying values of the assets transferred, equity redeemed, and debt exchanged as a capital contribution to the Company. See Note 14 for additional information.

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

The asset transfers disclosed herein did not qualify for reporting as discontinued operations, as each of these transactions did not represent a strategic shift that had a major effect on the Company’s operations and financial results.

NOTE 7. INVENTORIES

Our inventories consist of the following:

	December 31	December 31,
	2023	2022
Raw materials	$351,241	$8,883
Work-in-progress and finished goods	509,677	2,057,779
Inventories	$860,918	$2,066,662

NOTE 8. PREPAIDS AND OTHER CURRENT ASSETS

Our prepaids and other current assets consist of the following:

	December 31,
	2023	2022
Security deposits	$107,921	$140,628
Prepaid insurance	106,124	86,071
ERC Receivable	176,657	—
Other current assets	21,209	32,899
Total prepaids and other current assets	$411,911	$259,598

NOTE 9. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2023	2022
Furniture, fixtures and equipment	$1,647,010	$1,484,432
Finance lease ROU -building	316,902	766,623
Software	103,817	103,817
Biological assets	13,000	13,000
Total	2,080,729	2,367,872
Less: Accumulated depreciation	(685,625)	(419,903)
Total property and equipment, net	$1,395,104	$1,947,969

Depreciation expense was $221,940 and $182,838, respectively, for the years ended December 31, 2023 and 2022.

NOTE 10. INTANGIBLE ASSETS AND GOODWILL

Intangible assets, net

During the years ended December 31, 2023 and 2022, the Company acquired tradename intangible assets through several acquisitions. See Note 2 for further details of these acquisitions. The amount of tradename intangible assets acquired in each transaction is shown in the table below.

			Useful life
Transaction	Acquisition Date	Amount	(in years)
Green Man Acquisition	December 2022	150,000	1
Green Tree Acquisition	December 2022	950,000	2
Trees MLK Acquisition (1)	January 2022	88,000	10
Trees Portland Acquisition	December 2021	292,000	10
Trees Waterfront Acquisition (1)	December 2021	217,000	10
Trees Englewood Acquisition	September 2021	1,399,000	10

(1)	The trade name intangible asset for these acquisitions was fully impaired in 2022. See discussion of impairment charges below in this footnote.

The following table summarizes the change in the Company’s tradename intangible assets from December 31, 2022 to December 31, 2023:

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Balance as of December 31, 2021	$6,323,780	$(323,967)	$5,999,813
Purchase price allocation adjustments (see Note 2)	(3,942,000)	—	(3,942,000)
Tradename intangibles acquired	1,188,000	—	1,188,000
Amortization	—	(148,538)	(148,538)
Impairment	(553,377)	—	(553,377)
Balance as of December 31, 2022	3,016,403	(472,505)	2,543,898
Purchase price allocation adjustments (see Note 2)	(150,000)	—	(150,000)
Station 2 license intangibles acquired	590,536	(31,987)	558,549
Transfer of Station 2 license	(558,549)	—	(558,549)
Transfer of Green Tree assets	(135,922)	—	(135,922)
Amortization	—	(620,485)	(620,485)
Balance as of December 31, 2023	$2,762,468	$(1,124,977)	$1,637,491

Estimated amortization expense for the next five years is as follows:

Year Ended December 31,	Amount
2024	$500,425
2025	169,100
2026	169,100
2027	169,100
2028	169,100
Thereafter	460,666
Total	$1,637,491

Amortization expense was $652,472 and $148,538 for the years ended December 31, 2023 and 2022, respectively.

Goodwill

The following represents a summary of changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 on a consolidated basis and by segment:

Consolidated

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2021	$11,283,857	$(2,484,200)	$8,799,657
Goodwill acquired	8,094,258	—	8,094,258
Purchase price allocation adjustment	3,942,000	—	3,942,000
Impairment	—	(2,450,941)	(2,450,941)
Balance as of December 31, 2022	23,320,115	(4,935,141)	18,384,974
Transfer of Green Tree assets	(1,757,381)		(1,757,381)
Purchase price allocation adjustment	768,504	—	768,504
Impairment	—	(1,516,000)	(1,516,000)
Balance as of December 31, 2023	$22,331,238	$(6,451,141)	$15,880,097

Retail Segment

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2021	$8,799,657	$—	$8,799,657
Goodwill acquired	8,094,258	—	8,094,258
Purchase price allocation adjustment	3,942,000	—	3,942,000
Impairment	—	(2,450,941)	(2,450,941)
Balance as of December 31, 2022	20,835,915	(2,450,941)	18,384,974
Transfer of Green Tree assets	(1,757,381)	—	(1,757,381)
Purchase price allocation adjustment	768,504	—	768,504
Impairment	—	(1,516,000)	(1,516,000)
Balance as of December 31, 2023	$19,847,038	$(3,966,941)	$15,880,097

Cultivation Segment

	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2021	2,484,200	$(2,484,200)	$—
Goodwill acquired	—	—	—
Impairment	—	—	—
Balance as of December 31, 2022	2,484,200	(2,484,200)	—
Goodwill acquired	—	—	—
Balance as of December 31, 2023	$2,484,200	$(2,484,200)	$—

Cultivation Segment Impairments

As of December 31, 2022, due to the continued declines in the wholesale price of marijuana flower in Colorado, the Company determined that the remaining intangible asset balance in the Cultivation segment was not recoverable based on current cash flow projections and that there was no longer value in the tradename given the economic conditions in the cultivation sector. Therefore, an impairment of the remaining balance of $278,878 was recorded during the year ended December 31, 2022.

Retail Segment Impairments

As of annual testing date on December 31, 2022, the Company utilized a third-party valuation firm to estimate the fair value of the intangible assets with finite lives and, subsequently, the fair value of each reporting unit within the Retail segment using a combination of a discounted cash flow approach and market multiple approach. The resulting fair value estimates indicated that the fair value of the tradename intangible was less than the carrying value for the Trees MLK and Trees Waterfront dispensaries in Oregon. Therefore, the Company recognized an impairment of $274,500 during the year ended December 31, 2022.

For goodwill, each dispensary location is considered a separate reporting unit. As a result, the Company determined that the fair value of each of the dispensary locations in Oregon was less than its carrying value. Therefore, the Company recognized goodwill impairments in the Retail segment in the amount of $2,450,941 during the year ended December 31, 2022.

As of annual testing date on December 31, 2023, the Company utilized a third-party valuation firm to estimate the fair value of each reporting unit within the Retail segment using a combination of a discounted cash flow approach and market multiple approach. Each dispensary location is considered a separate reporting unit. As a result, the Company determined that the fair value of each of the dispensary locations in Oregon was less than its carrying value. Therefore, the Company recognized goodwill impairments in the Retail segment in the amount of $1,516,000 during the year ended December 31, 2023.

NOTE 11. LEASES

The Company’s leases consist primarily of real estate leases for retail, cultivation, and manufacturing facilities. All but one of the Company’s leases are classified as operating leases. The lease for the retail dispensary acquired in the Green Man transaction is classified as a finance lease. The current and non-current portions of the operating lease liabilities and finance lease liabilities are disclosed separately on the accompanying consolidated balance sheets. The finance lease ROU asset is included in property and equipment, net (see Note 9) and the operating lease ROU asset is disclosed separately on the accompanying consolidated balance sheets. As the rate implicit in the Company’s leases is not readily determinable, we used an estimated incremental borrowing rate of 20% in determining the present value of lease payments.

The operating lease expense for the years ended December 31, 2023 and December 31, 2022 is as follows:

	December 31,
For the year ended December 31,	2023	2022
Straight-line operating lease expense	$1,265,837	$743,156
Variable lease cost	445,982	133,689
Total operating lease expense	$1,711,819	$876,845

The finance lease expense for the year ended December 31, 2023 and December 31, 2022, was approximately $167,293 and $5,846, respectively.

Related party leases

As of December 31, 2023, one of the Company’s operating leases, a cultivation facility lease, is a related party lease as the landlord is a principal shareholder and former board member of the Company. A retail dispensary lease and a lease that included both cultivation and retail were with related parties until November 2023, when these leases were transferred to the Green Tree parties (see Note 6). Prior to the transfer of these leases to the Green Tree Parties, the Green Tree Parties had consisted of a board member and executive level employee of the Company. During the year ended December 31, 2022, the related party operating leases consisted of one retail dispensary lease, one cultivation facility lease, and one lease that included both cultivation and retail. Another retail dispensary lease was with a related party through May 2022 when the building was sold to an unaffiliated third-party. As of December 31, 2023, the ROU asset, operating lease liability, current, and operating lease liability, non-current for the related party leases are $142,080, $120,000, and $26,683, respectively. For the years ended December 31, 2023 and December 31, 2022, the total lease expense for related party leases was $390,884 and $434,437, respectively.

Lease Maturities

Future remaining minimum lease payments on our operating leases and finance lease are as follows:

Year Ended December 31,	Operating leases	Finance lease
2024	$846,201	$205,400
2025	708,439	171,043
2026	452,948	136,940
2027	302,095	143,102
Thereafter	914,910	818,100
Total	3,296,593	1,474,585
Less: Present value adjustment	(1,232,000)	(767,937)
Lease liability	2,064,593	706,648
Less: Lease liability, current	(846,201)	(205,400)
Lease liability, non-current	$1,218,392	$501,248

The total remaining lease payments in the table above include $772,051 related to renewal option periods that management is reasonably certain will be exercised. The majority of this amount relates to the flagship Trees location in Englewood, Colorado and the retail and certain cultivation facilities that were acquired in the Green Tree Acquisition and are eligible for renewal in 2023.

As of December 31, 2023, the weighted average remaining term of the Company’s operating leases is 4.98 years and the remaining term on the finance lease is 9 years.

None of the Company’s leases contain residual value guarantees or restrictive covenants.

Supplemental cash flow information

	December 31,
For the Year Ended December 31, 2023	2023	2022
Supplemental cash flow information
Cash paid for amounts included in operating lease liability	$1,098,544	$685,214
Cash paid for amounts included in finance lease liability	$167,293	$4,194
Supplemental lease disclosures of non-cash transactions:
ROU assets obtained in exchange for operating lease liabilities	$219,438	$2,235,798
ROU assets obtained in exchange for finance lease liabilities	$—	$766,623
Reduction of operating lease ROU asset and operating lease liabilities from remeasurement (1)	$—	$(1,097,651)

(1)	In April 2022, the lease for Seven-Five Farm, a cultivation facility, was amended and the remaining lease payments were reduced. Upon modification, management reassessed the lease term and concluded that it was not reasonably certain that any of the renewal option periods in the lease would be exercised. This conclusion was different than the conclusion reached at the initial commencement of the lease in 2020. The significant drop in the wholesale cost of marijuana flower and the current economic environment in the cannabis industry, particularly in the cultivation sector, is the primary driver of this change. As a result, the measurement of the ROU asset and operating lease liability no longer includes the payments associated with the renewal option periods.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Our accounts payable and accrued expenses consist of the following:

	December 31,
	2023	2022
Accounts payable	$1,562,225	$1,108,956
Accrued payroll, taxes, and vacation	942,233	683,134
Other	113,078	107,360
Total accounts payable and accrued expenses	$2,617,536	$1,899,450

NOTE 13. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued Common Stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2021	$444,894	1,769,537
Stock issued	(383,994)	(1,669,537)
Balance as of December 31, 2022	$60,900	100,000
Stock issued	—	—
Balance as of December 31, 2023	$60,900	100,000

In December 2021, we completed the acquisition of Trees Waterfront. As part of the transaction, we granted 1,669,537 shares of our Common Stock. The stock was subsequently issued on January 6, 2022.

The outstanding balance of accrued stock payable as of December 31, 2023 relates to a February 18, 2020 grant of 100,000 fully vested shares for consulting services.  Based on a stock price of $0.61 on the date of grant, the consultant will receive $60,900 worth of our Common Stock.  As of December 31, 2023, none of the stock had been issued.

NOTE 14. NOTES PAYABLE

Our notes payable consisted of the following:

	December 31, 2023			December 31, 2022
	Third-party	Related-party	Total	Third-party	Related-party	Total
2022 12% Notes	$13,167,796	$332,204	$13,500,000	$13,167,796	$332,204	$13,500,000
Trees Transaction Notes	—	326,811	326,811	—	1,191,865	1,191,865
Green Tree Acquisition Notes	—	562,000	562,000	774,750	2,725,250	3,500,000
Green Man Acquisition Notes	1,555,000	—	1,555,000	1,500,000	—	1,500,000
Working Capital Note	500,000	—	500,000	—	—	—
Unamortized debt discount	(1,312,427)	(25,141)	(1,337,568)	(1,527,346)	(361,587)	(1,888,933)
Total debt	13,910,369	1,195,874	15,106,243	13,915,200	3,887,732	17,802,932
Less: Current portion	(605,000)	(487,382)	(1,092,382)	(179,827)	(1,723,517)	(1,903,344)
Long-term portion	$13,305,369	$708,492	$14,013,861	$13,735,373	$2,164,215	$15,899,588

Aggregate Maturities

As of December 31, 2023, aggregate future contractual maturities of long-term debt (excluding issue discounts) are as follows:

Year ended December 31, 2023	Amount
2024	$1,092,382
2025	970,571
2026	14,380,858
$16,443,811

Trees Transaction Notes

In January 2022, with the completion of the Trees MLK acquisition, we are obligated to pay the Seller cash equal to $384,873 in equal month installments over a period of 24 months. The payments began on June 15, 2022 and the payment is equal to $16,036 per month. As of December 31, 2023 and 2022, the debt balance of this note was $200,495 and $272,618, respectively.

In December 2021, with the completion of the TREES Portland and TREES Waterfront acquisitions, we are obligated to pay the Seller cash equal to $497,371. This note calls for monthly payments of $20,724, which began on February 15, 2022. As of December 31, 2023 and 2022, the debt balance of this note was $126,316 and $269,409, respectively.

In September 2021, with the completion of the Englewood acquisition, we are obligated to pay the Seller cash equal to $1,732,884. This note calls for monthly payments of $72,204, which began on October 15, 2021. There is no interest associated with this note. As of December 31, 2022, the debt balance of this note was $649,838. During the year, the Englewood Seller forgave the remaining principal balance $256,582 owed from the Englewood acquisition. As the debt holder is also a shareholder of the Company, the effect of this debt forgiveness was accounted for as a capital contribution in paid-in capital.

Green Man Acquisition Notes

In December 2022, with the completion of the Green Man Acquisition, we are obligated to pay the Seller cash equal to $1,500,000 in equal month installments over a period of 18 months. The payments begin in December 2023 and the payment is equal to $83,333 per month. The relative fair value of this obligation resulted in a debt discount of $275,154. We recorded amortization of debt discount expense from this obligation of $133,970 and nil for the years ended December 31, 2023 and 2022, respectively. In December 2023, as part of the remeasurement of the Green Man acquisition, the fair value of the installment payments were remeasured (see Note 2), resulting in a decrease of the fair value of the debt of $104,198.

Green Tree Acquisition Notes

In December 2022, with the completion of the Green Tree Acquisition, we were obligated to pay the Sellers cash equal to $3,500,000 in equal month installments over a period of 15 months. Payments of $233,333 were due monthly and were set to begin in September 2023, however, this debt was restructured as part of the settlement with the Green Tree entities (see Note 6 for the transfer and below for details of the restructuring). The relative fair value of the original obligation resulted in a debt discount of $482,490. We recorded amortization of debt discount from this obligation of $345,354 and nil for the years ended December 31, 2023 and 2022, respectively. In December 2023, as part of the final determination of purchase accounting for the Green Tree acquisition, the fair value of the installment payments were remeasured (see Note 2), resulting in a decrease of the fair value of the debt of $136,502.

Green Tree Acquisition Notes Restructuring

Upon the transfer of the Green Tree assets to the Green Tree entities (see Note 6), we signed a settlement agreement with the Sellers to eliminate the amounts due and payable under the Green Tree Acquisition Notes, with the exception certain amounts due to one of the Sellers. As part of this settlement, we signed a letter amendment with this seller, who is a shareholder of the Company, to modify the terms of the monthly installments due to this seller. Pursuant to the amended terms, we shall make (i) thirty-three (33) equal monthly installments (“Installment Payments”), totaling $441,571, commencing within five (5) business days of January 4, 2024 and continuing on or before the 15th day of each successive month thereafter; plus (ii) a single balloon payment equal to $120,429 (“Balloon Payment”) on or before September 15, 2026 (“Balloon Payment Date”), for a total of $562,000. The Balloon Payment may be paid in cash or, at the sole option of the Company, common stock of the Company, the per share of which to be determined utilizing the “volume weighted average price” of the common stock for the five-trading day period immediately preceding the Balloon Payment Date.

Upon agreement of these amended terms, we and the Sellers acknowledged that we lacked the financial means to make the remaining installment payments previously due, forecasting that we would default on the installment payments due to the Sellers. Additionally, we determined the effective interest rate for the amounts due under the amended installment payments was lower than the effective interest rate of the previous installment payments, evidencing that the Sellers have granted a concession related to this amendment. These factors resulted in the amendment of the debt being considered a troubled debt restructuring under ASC 470. Further, as the parties to the amendment were shareholders of the Company, this transaction is considered a non-reciprocal transfer with owners and is accounted for within equity (with no gain or loss recognized related to the restructuring). Accordingly, a capital contribution of $1,974,384 was recognized in paid-in capital as of December 31, 2023, calculated as 1) the forgiveness of amounts due under the original Green Tree Acquisition Notes totaling $3,244,467 and 2) the redemption of the Seller’s equity consideration by the Company of $1,636,400, offset by 3) the derecognition of Green Tree fixed assets, tradename intangible assets, goodwill, and inventory assets transferred from the Company to the Sellers totaling $2,344,483 and 4) assumption of new amounts due under the amended terms discussed above of $562,000.

12% Notes - 2022 Modification

On September 15, 2022, we entered into a Securities Purchase Agreement with certain accredited investors (the “12% Investors”), pursuant to which we agreed to issue and sell senior secured convertible notes (the “12% Notes”) with an aggregate principal amount of $13,500,000 to such 12% Investors, in exchange for payment by certain 12% Investors of an aggregate amount of $10,587,250 in cash, as well as cancellation of outstanding indebtedness in the aggregate amount of $2,912,750 represented by the 10% Notes discussed below. On December 15, 2023, the 12% Notes were restructured, as discussed below.

In connection with the 12% Notes, the 12% Investors received warrants (the “12% Warrants”) to purchase shares of our Common Stock equal to 20% coverage of the aggregate principal amount with an exercise price of $0.70 per share, which equals an aggregate of warrants to purchase 3,857,150 shares of Common Stock. The Lead 12% Investor received an additional 10% warrant coverage on the aggregate principal amount of 12% Notes for total additional warrants to purchase 1,928,571 shares of our Common Stock. The Lead 12% Investor also received a five percent fee on the aggregate principal amount of the 12% Notes. This total fee in the amount of $675,000 was recorded as a debt discount and will be amortized over the life of the loan. The 12% Notes bear interest at an annual rate of 12% and will mature on September 16, 2026. The 12% Investors have the option to convert up to 50% of the outstanding unpaid principal and accrued interest of the 12% Notes into Common Stock at a fixed conversion price equal to $1.00 per share. the 12% Notes are treated as conventional debt.

The fair value of the 12% Warrants was recorded as a debt discount and additional paid-in capital of $569,223 was recorded in 2022. The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $103,577 in 2022.

For purposes of determining the debt discount, the underlying assumptions used in the Black-Scholes model to determine the fair value of the 12% Warrants as of September 15, 2022, were:

Current stock price	$0.20
Exercise price	$0.70
Risk-free interest rate	3.66%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	107%

On December 15, 2023, the 12% Warrants were modified to reduce the exercise price of the 12% Warrants to $0.40 per share, as discussed below.

12% Notes - 2023 Modification

On December 15, 2023, the Company entered into Amended and Restated Senior Secured Convertible Notes (“Amended Notes”) with certain accredited investors (“Investors”) to modify the original terms of the 12% Notes. The material terms of the Amended Notes include no changes to the aggregate principal amount, the maturity date, or the interest rate. Material changes to the Amended Notes are discussed in the following sections:

Mandatory Conversion Feature

In accordance with the Amended Notes, up to $3,375,000 (the “Convertible Amount”) of the principal balance will be mandatorily convertible at a price per share equal to $0.50. Additionally, the Convertible Amount contains different terms than the remaining principal balance, as discussed below.

The principal balance of the Convertible Amount is mandatorily convertible at any time during term upon occurrence of a trigger event.

Additionally, in the event a trigger event occurs, interest on the Convertible Amount is subject to optional conversion by the Company. The first 50% of the Convertible Amount, or $1,687,500, shall convert to common stock upon the occurrence of the 1) our common stock having a closing price equal to or greater than $0.50 per share for five (5) consecutive trading days as reported on the OTCQB Market; and 2) the aggregate dollar amount of the common tock traded, starting on the first day of the five (5) day span referred above and for up to ninety day thereafter (“Trading Value”) is equal to or greater than $1,687,500. The remaining 50% of the Convertible Amount, or $1,687,500, shall convert to common stock upon the occurrence of 1) our common stock having a closing price equal to or greater than $0.50 per share for five (5) consecutive trading days as reported on the OTCQB Market, 2) the aggregate Trading Value is equal to or greater than $1,687,000, and 3) the Common Stock converted upon the occurrence of the First Trigger Event has been registered with the SEC, by filing a registration statement on Form S-1 or otherwise.

Optional Conversion Feature

In accordance with the Amended Notes, an additional $3,375,000 of the principal balance plus unpaid accrued interest on this principal will be convertible at Investors’ option at a price per share equal to $0.50.

Deferral of Interest Payments

Current interest payments on the entire principal balance are deferred until March 2024. Further, the Company shall make ‘catch-up’ interest payments beginning in December 2024 for deferred interest.

Amendments to Warrants

The exercise price of previously granted warrants issued in connection with the 12% note offerings was reduced to $0.40 per share and the warrant expiration date was extended to September 15, 2029. We also recognized an increase to the debt discount of $128,447 related to the increase in fair value of the 12% Warrants resulting from the reduction in exercise price and the extension of the exercise period.

For purposes of determining the debt discount, the underlying assumptions used in the Black-Scholes model to determine the fair value of the amended 12% Warrants as of December 15, 2023 were:

Current stock price	$0.09
Exercise price	$0.40
Risk-free interest rate	3.91%
Expected dividend yield	—
Expected term (in years)	5.8
Expected volatility	109%

Working Capital Note

In addition to the Amended Notes, the Lead Investor agreed to provide an additional $250,000 in a separate note (the “Working Capital Note”) which includes a liquidation preference to recover 1.25x the original investment in the event that the Company commences any dissolution, liquidation, or winding up. At our option, the Lead Investor shall provide up to an additional $250,000, and, in such event, the Working Capital Note shall have a liquidation preference of 1.5x the original investment, applicable to the full $500,000, in the event that the Company commences any dissolution, liquidation, or winding up. The Working Capital Note bears interest at 12% per annum and is due and payable on September 15, 2026. As of December 31, 2023, the balance of the Working Capital Note was $500,000, as the Company requested and received the additional $250,000 optional amount.

The restructuring was deemed to be a debt modification under ASC 470, as the change in the present value of the cash flows related to the 12% Notes before and after the restructuring was less than 10%. Therefore, we will record debt obligations using the new effective interest rate as of the date of the modification.

We recorded amortization of debt discount expense from the 12% Notes of $310,201 and nil for the years ended December 31, 2023 and 2022, respectively.

10% Notes

In December 2020, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement’) with certain accredited investors (the “10% Investors”), pursuant to which we issued and sold senior convertible promissory notes (the “10% Notes”) with an aggregate principal amount of $2,940,000 in exchange for payment to us by certain 10% Investors of an aggregate amount of $1,940,000 in cash, as well as cancellation of outstanding indebtedness of the 15% Notes (defined below) in the aggregate amount of $1,000,000. In connection with the issuance of the 10% Notes, the holders of the 10% notes received warrants (the “10% Warrants”) to purchase shares of our Common Stock equal to 20% coverage of the aggregate principal amount at $0.56 per share. In the aggregate, this equals 1,050,011 shares of our Common Stock. The 10% Notes will bear interest at an annual rate of 10% and matured on December 23, 2023. The 10% Investors have the option at any time to convert up to 50% of the outstanding unpaid principal and accrued interest of the Notes into Common Stock at a variable price of 80% of the market price but no less than $0.65 per share and no more than $1.00 per share. The 10% Warrants are exercisable at an exercise price of $0.56 per 10% Warrant.

The fair value of the 10% Warrants issued in 2022 was recorded as a debt discount and additional paid-in capital of $254,400.  The relative fair value of the cancellation of the outstanding indebtedness was recorded as an extinguishment of debt and additional paid-in capital of $131,000.

For the years ended December 31, 2023 and 2022, amortization of debt discount expense was nil and $84,375, respectively, from the 10% Notes. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 10% Warrants as of December 31, 2020, were:

Current stock price	0.53
Exercise price	0.56
Risk-free interest rate	0.38%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	115%

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

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $429,300. We determined that this 10% Note had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.66 at the date of the note issuance and the fair value of the Common Stock into which the debt is convertible at the commitment date, per share being $0.90, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued. For the years ended December 31, 2023 and 2022, amortization of debt discount expense was nil and $594,721, respectively. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 10% Warrants as of February 8, 2021, were:

Current stock price	1.12
Exercise price	0.56
Risk-free interest rate	0.48%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	118%

On April 20, 2021, we entered into a Securities Purchase Agreement with accredited 10% Investors, pursuant to which we issued and sold 10% Notes with an aggregate principal amount of $2,300,000 to such 10% Investors. The 10% Notes are part of an over-allotment approved by the existing noteholders in connection with the original convertible note offering of $4,600,000 consummated on December 23, 2020 and February 8, 2021. In connection with the issuance of the 10% Notes, each holder received warrants to purchase shares of our Common Stock equal to 20% coverage of the aggregate principal amount at $0.56 per share, except that the warrants coverage to one Investor acting as lead investor in the raise received approximately 35.5% of the aggregate principal amount invested. The 10% Notes bear interest at an annual rate of 10% and will mature on April 20, 2024. The 10% Investors have the option to convert up to 50% of the outstanding unpaid principal and accrued interest of the 10% Notes into Common Stock at a variable price of 80% of the market price but no less than $0.65 per share and no more than $1.00 per share. The 10% Warrants are exercisable at an exercise price of $0.56 per warrant. On December 15, 2023, the 10% Warrants were modified to reduce the exercise price of the 12% Warrants to $0.40 per share, as previously discussed.

The relative fair value of the new funding on the 10% Warrants was recorded as a debt discount and additional paid-in capital of $810,000. We determined that these 10% Notes had a beneficial conversion feature and is calculated at its intrinsic value (that is, the difference between the effective conversion price of $0.49 at the date of the note issuance and the fair value of the Common Stock into which the debt is convertible at the commitment date, per share being $0.83, multiplied by the number of shares into which the debt is convertible).  The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.  We recorded $692,500 as additional paid in capital and a debt discount and included in our consolidated statement of operations. For the years ended December 31, 2023 and 2022, amortization of debt discount expense was nil and $1,024,442, respectively. The 10% Notes are treated as conventional debt.

For purposes of determining the debt discount, the underlying assumptions used in the binomial lattice model to determine the fair value of the 10% Warrants as of April 20, 2021, were:

Current stock price	0.83
Exercise price	0.56
Risk-free interest rate	0.81%
Expected dividend yield	—
Expected term (in years)	5.0
Expected volatility	115%

In September 2022, $2,912,750 of the 10% Notes were exchanged for the 12% Notes (see above) and the remaining $3,987,250 was paid in full. Of the remaining debt discount, $207,045 was expensed to extinguishment of debt and $1,125,844 was expensed to amortization of debt discount.

2023 Amendments to Warrant

On December 15, 2023, the exercise price of some of the previously granted warrants issued in connection with the 10% note offerings was reduced to $0.40 per share and the warrant expiration date was extended to September 15, 2029. We also recognized an increase to the debt discount of $49,544 related to the increase in fair value of the 10% Warrants resulting from the reduction in exercise price and the extension of the exercise period.

For purposes of determining the debt discount, the underlying assumptions used in the Black-Scholes model to determine the fair value of the amended 10% Warrants as of December 15, 2023 were:

Current stock price	$0.09
Exercise price	$0.40
Risk-free interest rate	3.91%
Expected dividend yield	—
Expected term (in years)	5.8
Expected volatility	109%

See Note 19 for a summary of the outstanding warrants issued in conjunction with our debt.

NOTE 15. WARRANT DERIVATIVE LIABILITY

On May 31, 2019, we received gross proceeds of $3,000,000 by issuing three million shares of our Common Stock and three million warrants (“2019 Warrants”) to purchase shares of our Common Stock (“2019 Units”) in a registered direct offering for $1.00 per 2019 Unit (collectively defined as the “2019 Capital Raise”). The 2019 Warrants, issued with the 2019 Capital Raise, are accounted for as a derivative liability. The 2019 Warrant agreements contain a cash settlement provision whereby the holders could settle the warrants for cash based on the Black-Scholes value, upon certain fundamental transactions, as defined in the 2019 Warrant agreement, that are considered outside of the control of management, such as a change of control. The original exercise price of the 2019 Warrants was $1.30 per share. The 2019 Warrants contain certain anti-dilution adjustment provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants. As a result of such subsequent issuances of securities by the Company during the fourth quarter 2019, the exercise price of the 2019 Warrants decreased to $0.45 per share and the number of shares subject to the 2019 Warrants increased to 8,666,666 shares of common stock as of December 31, 2019. In May 2020, we issued securities at a price lower than the $0.45 per share above. As a result, the exercise price of the 2019 Warrants decreased to $0.3983 per share and the number of shares subject to the 2019 Warrants increased to 9,591,614 shares of common stock.

During the years ended December 31, 2023 and 2022, we recognized a $792 gain and a $22,809 gain on the change in fair value of the derivative liability, respectively. As of December 31, 2023, there were 322,807 of the 2019 Warrants outstanding.

The following are the key assumptions that were used to determine the fair value of the 2019 Warrants:

	December 31,	December 31,
	2023	2022
Number of shares underlying the warrants	322,807	322,807
Fair market value of stock	0.16	0.15
Exercise price	0.40	0.40
Volatility	96.23%	78%
Risk-free interest rate	5.34%	3.99%
Warrant life (years)	0.41	1.41

The following table sets forth a summary of the changes in the fair value of the warrant derivative liability, our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	December 31,
	2023	2022
Beginning balance	$5,508	28,317
Change in fair value of warrants derivative liability	(792)	(22,809)
Ending balance	$4,716	5,508

NOTE 16. OTHER INCOME

Under the provisions of the Coronavirus Aid Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, and the subsequent extension of the CARES Act, the Company, with the guidance from a third-party specialist, determined it was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria.

The Company applied for the ERC for the last three quarters’ wages paid in calendar year 2020 and the first three quarters’ wages paid in calendar year 2021. The Company recognized an ERC benefit of $1,085,939, net of third-party specialist fees of $217,188, which is included in Other Income on the accompanying Consolidated Statement of Operations for the year ended December 31, 2023. As of December 31, 2023, the Company received $909,282 in ERC payments reducing the receivable within Other Current Assets on the Consolidated Balance Sheet to $176,657.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Legal

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently subject to any material legal proceedings outside the ordinary course of our business.

NOTE 18. DEFERRED TAXES

Income tax expense was $187,848 and $204,917 for the years ended December 31, 2023 and 2022, respectively.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 are shown below. A valuation allowance has been established as realization of such net deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense.

As of December 31, 2023 and 2022, the Company had federal operating loss carryforwards of approximately $25.6 million and $32.1 million, respectively, and $42.1 and $41.1 million of state net operating loss carryforwards, respectively. Of the current net operating loss carryforwards, $25.8 million expire starting in 2034 through 2043, and $41.9 million do not expire. The Company has evaluated ownership changes pursuant to IRC Sections 382 and 383.  The annual Section 382 base limit is approximately $461 thousand. The additional deemed RBIG pursuant to Notice 2003-65 is approximately $2 million per year for a 5-year recognition period through December 31, 2026.

The components of net deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$6,847,158	$8,563,430
Equity-based instruments	295,746	366,007
Long-lived assets and other	17,202	(46,324)
Capital loss carryforward	—	97,868
Total deferred tax assets	7,160,106	8,980,981
Deferred tax liabilities:
Intangible assets	(338,428)	(566,853)
Total deferred tax liabilities	(338,428)	(566,853)
Valuation allowance	$(6,821,678)	$(8,414,128)
Net deferred tax asset	—	—

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	December 31,
	2023	2022
Income tax benefit at statutory rate	$(1,488,439)	$(1,946,731)
State income tax benefit, net of Federal benefit	360,526	—
280E Disallowance	1,751,278	1,834,141
Equity-based instruments	—	14,180
Fair market value adjustment/loss on extinguishment – derivative liabilities	(166)	65,231
Amortization of debt discount	170,462	376,895
Goodwill and intangible impairment	248,010	573,262
Non-taxable cancellation of debt income	617,200	—
Other	121,427	107,608
Valuation allowance	(1,592,450)	(819,669)
	$187,848	$204,917

NOTE 19. STOCKHOLDERS’ EQUITY

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

As of December 31, 2023 we have recorded accrued dividends of $106,200. As of December 31, 2022 we have recorded accrued dividends of $88,500.

In addition to the Preferred Warrants, the Company has outstanding warrants related to prior equity offerings. The table below summarizes the warrants issued in conjunction with our equity offerings:

			Weighted-
		Weighted-	average
		average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2021	7,956,814	$0.56	4.4	$—
Granted	—	—
Outstanding as of December 31, 2022	7,956,814	0.56	4.4	—
Granted	—	—
Outstanding and exercisable as of December 31, 2023	7,956,814	$0.56	3.4	$—

Warrants with Debt

The Company has also issued warrants in conjunction with debt issuances, as discussed in Note 14. The following summarizes warrants issued in conjunction with our debt issuances:

			Weighted-
		Weighted-	average
		average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2021	8,085,529	$0.58	2.8	$—
Granted	5,785,721	0.70
Exercised		—
Expired	(1,756,000)	0.40
Outstanding as of December 31, 2022	12,115,250	0.66	3.5	—
Granted	—	—
Expired	(1,800,000)	0.40
Outstanding as of December 31, 2023	10,315,250	$0.49	3.9	$—

Stock-based Compensation

Stock-based Awards

As of December 31, 2023, the Company has two active plans, the 2020 Omnibus Incentive Plan approved by the Board in November 2020 (“2020 Plan”) and the 2014 Equity Incentive Plan approved by the Board in October 2014 (“2014 Plan” and collectively with the 2020 Plan the “Stock Incentive Plans”) that allow the Board of Directors to grant stock-based awards to eligible employees, non-employee directors, and consultants of the Company and its subsidiaries. Under the Stock Incentive Plans, the Board may grant non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock to be authorized for issuance under the Stock Incentive Plans is 25 million shares. As of December 31, 2023, stock-based awards for approximately 17.5 million shares are available to be issued under the Stock Incentive Plans.

Stock Options

The following summarizes Employee Awards activity for the years ended December 31, 2023 and 2022:

			Weighted-
		Weighted-	average
		average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2022	4,936,825	$1.08	4.4	$22,000
Forfeited	(140,000)	0.72
Outstanding as of December 31, 2023	4,796,825	$1.05	2.3	$22,000

Exercisable as of December 31, 2023	4,796,825	$1.05	2.3	$22,000

The Company recognized $69,071 and $188,330 of expense related to stock-based awards during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was no unrecognized compensation expense related to unvested employee awards.

Restricted Stock Awards

On April 1, 2022 the Company entered into a Restricted Stock Unit Agreement with four participants. The Restricted Stock Units (“2022 RSUs”) were granted pursuant to the Company’s 2020 Omnibus Incentive Plan. Four executives were each granted 300,000 units, for a total grant of 1,200,000 2022 RSUs. The 2022 RSUs were divided into three equal tranches. Each tranche will vest as the market price of the Company’s common stock reaches $1.00, $2.00 and $3.00, respectively, as reported on the OTCQB market. Upon the 2022 RSUs vesting, each participant will be promptly issued shares of the Company’s common stock. If there is a change in control, all unvested 2022 RSUs granted under this agreement will fully vest and be paid out or settled. The fair value of these instruments is $535,976 and was calculated using the Monte Carlo model. The fair value of the 2022 RSUs is recognized over the requisite service period. As the 2022 RSUs do not have a service period, the Company used the requisite service period derived from the valuation of 10 years.

During 2023, the Company granted 1,040,462 Restricted Stock Units pursuant to the 2020 Omnibus Incentive Plan to directors and an employee (“2023 RSUs”). The 2023 RSUs vest seven years from the grant date, or earlier upon certain triggering events as defined in the agreement, and upon vesting convert into one share of the Company’s common stock. The fair value of the 2023 RSUs is determined based on the closing price of the Company’s common stock on the grant date.

The Company recorded $55,074 and $40,506 in compensation expense during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 none of the RSU’s have vested.

A summary of the Company’s grants of restricted stock units under the 2020 Omnibus Incentive Plan is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2022	1,200,000	$0.04
Granted	1,040,462	0.01
Vested	—	—
Forfeited or expired	—	—
Outstanding as of December 31, 2023	2,240,462	$0.04

NOTE 20. NET LOSS PER SHARE

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31,
	2023	2022
Stock options	4,796,825	4,936,825
Restricted stock awards	2,240,462	1,200,000
Warrants	18,272,064	20,072,064
Accrued stock payable	100,000	100,000
Convertible notes	6,750,000	6,750,000
Preferred stock	1,180,000	1,180,000
	33,339,351	34,238,889

NOTE 21. RELATED PARTY TRANSACTIONS

On September 16, 2022, the Company entered into a new consulting agreement with Adam Hershey, its Interim Chief Executive Officer, pursuant to which Mr. Hershey will continue to serve as the Company’s Interim Chief Executive Officer with compensation equal to $200,000 per annum, payable by the Company, monthly. The term of the consulting agreement is for a period of one year, with automatic six-month renewals thereafter unless terminated by either party. As part of the new consulting agreement, the Company has also agreed to extend warrants to purchase 7,280,007 shares of Common Stock, held by an affiliate of Mr. Hershey, for an additional two years until, May 29, 2027. The exercise price and all other terms and conditions of such warrants remain unchanged. We paid $200,000 and $125,000 under this consulting a for the years ended December 31, 2023 and 2022, respectively.

In February 2023, the Company completed the acquisition of Station 2, LLC’s assets. Station 2, LLC is owned by a board member, who is also a shareholder and executive level employee of the Company. See Note 3 for additional information regarding the Station 2 asset acquisition and Note 6 for the license transfer.

On July 7, 2023, the Company entered into a Transaction Services Agreement with Allyson Feiler Downing and Loree Schwartz as a result of the Settlement Agreement entered into with the Green Tree Parties as described in Note 3. Ms. Downing was a former officer of the Company and member of the Board of Directors, however, she had continued to serve on the Board under the Transaction Services Agreement. Under this Agreement, Ms. Downing and Ms. Schwartz provided certain administrative and management services related to the transferred assets in exchange for all revenue generated by the transferred assets. The Transaction Services Agreement was effective until the transferred assets were officially transferred to the Green Tree Parties, which took place in November 2023 (see Note 6). On August 3, 2023, Ms. Downing resigned from the Company’s Board of Directors.

The Company currently has a lease agreement with Dalton Adventures, LLC in which the Company leases 17,000 square feet of greenhouse space in Boulder, Colorado for $29,691 a month, of which $27,000 is base rent and $2,691 is property taxes. The base rent decreased to $10,000 per month starting in May 2023. The owner of Dalton Adventures, LLC is a principal shareholder and former board member of the Company. We have incurred $181,132 and $362,000 in related party lease expense for the years ended December 31, 2023 and 2022, respectively. See Note 11 for further discussion of the Company’s obligations associated with related party leases.

The Company had a lease agreement with JLA Enterprises, LLC in which the Company leased a retail dispensary in Longmont, Colorado. A former board member and a former executive level employee of the Company are owners of JLA Enterprises, LLC. The Company also had a lease agreement with ALJ 1090, LLC in which the Company leased a building that has a retail dispensary and cultivation facility in Berthoud, Colorado. The same former board member is an owner of ALJ 1090, LLC. These leases were assumed as part of the Green Tree Acquisition on December 12, 2022. In November 2023, these leases were transferred back to the former board member and former executive level employee and these individuals ceased employment with the Company, ending the related party relationship with the Company. We have incurred $209,752 and nil for the years ended December 31, 2023 and 2022, respectively. See Note 11 for further discussion of the Company’s obligations associated with related party leases.

The Company had a lease agreement with Bellewood Holdings, LLC in which the Company leased retail space for the Trees Englewood retail store in Englewood, Colorado for $11,287 per month, of which $10,000 is base rent and $1,287 is property taxes. The owner of Green Tree Holdings, LLC is a principal shareholder and board member of the Company. In June 2022, the building was sold to an unrelated party. We incurred nil and $66,000 of related party lease expense for the for the years ended December 31, 2023 and 2022, respectively. See Note 11 for further discussion of the Company’s obligations associated with related-party leases.

NOTE 22. SEGMENT INFORMATION

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

Year ended December 31,

2023	Retail	Cultivation	Eliminations	Total
Total revenues	$17,722,565	$2,531,399	$(2,117,084)	$18,136,880
Costs and expenses	(17,568,330)	(4,468,658)	2,117,084	(19,919,904)
Segment operating income (loss)	$154,235	$(1,937,259)	$—	(1,783,024)
Corporate expenses				(6,008,066)
ERC Credits				896,680
Net loss from continuing operations before income taxes				$(6,894,410)

2022	Retail	Cultivation	Eliminations	Total
Total revenues	$12,934,904	$1,783,309	$(1,273,671)	$13,444,542
Costs and expenses	(13,117,039)	(3,346,975)	1,273,671	(15,190,343)
Segment operating income (loss)	$(182,135)	$(1,563,666)	$—	(1,745,801)
Corporate expenses				(7,529,827)
Net loss from continuing operations before income taxes				$(9,275,628)

	December 31,	December 31,
Total assets	2023	2022
Retail	$20,491,961	$25,212,245
Cultivation	1,736,685	4,628,452
Corporate	1,018,247	1,985,455
Total assets - segments	23,246,893	31,826,152
Intercompany eliminations	—	(131,439)
Total assets - consolidated	$23,246,893	$31,694,713

NOTE 23. SUBSEQUENT EVENTS

The Company evaluated the impact of subsequent events through the date that the accompanying financial statements were issued. Subsequent to December 31, 2023 and prior to the issuance of these financial statements, there were no subsequent events that have occurred that would require recognition or disclosure in the financial statements.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2023, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

The management of TREES Corporation, with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control -- Integrated Framework (2013). Based on the assessment under COSO, management determined that our internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed with this Report:

Exhibit Number	Exhibit Name
2.1	Articles of Merger (Acquisition of shares in Advanced Cannabis Solutions) (Incorporated by reference to Exhibit 2 to our registration statement on Form S-1, File No. 333-193890)
2.2	Asset Purchase Agreement dated as of January 24, 2020, by and between the Company and Dalton Adventures, LLC (incorporated by reference to Exhibit 2.2 to our Form 10-K filed May 14, 2020)
2.3	Asset Purchase Agreement, dated as of April 7, 2020, between the Company and the Organic Seed, LLC (incorporated by reference to Exhibit 2.3 to our Form 10-K filed May 14, 2020)
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to our registration statement on Form S-1, File No. 333-163342)
3.2	Articles of Amendment (name change) (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on June 18, 2015)
3.3	Amendment to Amended and Restated Articles of Incorporation effective November 23, 2020 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on November 25, 2020)
3.4	Amendment to Amended and Restated Articles of Incorporation effective June 8, 2022 (incorporated by reference to Exhibit 3.1 of our form 8-K filed on June 14, 2022)
3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to our Form 8-K filed on February 1, 2017)
4.1	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to our Form 8-K filed September 14, 2021)
4.6**	Description of Company’s Common Stock
10.1	Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.2 to our Form 8-K filed on April 6, 2016)
10.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed June 4, 2019)
10.3	Form of Employee Nonstatutory Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 16, 2015)
10.4	Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 3, 2015)
10.5	Option for the Company to Purchase Note and Equity Interest (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 9, 2015)
10.6	Form of Amendment to Option to Purchase Note and Equity Interest (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 8, 2016)

10.7	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 8, 2016)
10.8†	Form of Time-Based Options Award (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 14, 2017)
10.9†	Form of Performance-Based Options Award (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on December 14, 2017)
10.10†	Amended and Restated 2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on November 8, 2018)
10.11	Agreement with Flowhub Holdings, LLC Safe dated November 5, 2018 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 9, 2018)
10.12	Form of First Amendment to Secured Promissory Note (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 6, 2019)
10.13	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 4, 2019)
10.14	Promissory Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 24, 2019)
10.15	Form of Promissory Note (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed July 24, 2019)
10.16	Form of Securities Exchange Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 17, 2019)
10.17	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 26, 2019)
10.18	Contract to Buy and Sell Real Estate (Commercial) (Incorporated by reference to Exhibit 10.5 to our Form 8-K filed November 20, 2019)
10.19	Deed of Trust Note dated December 31, 2019 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 14, 2020)
10.20	Deed of Trust, Assignment of Leases and rents, Security Agreement and Fixture Filing dated January 8, 2020 (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed January 14, 2020)
10.21	Form of Unsecured Promissory Note (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 24, 2020)
10.22	Form of 2020 A Warrant to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 24, 2020)
10.23	Convertible Promissory Note (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed February 24, 2020)
10.24	Promissory Note Exchange Agreement (Incorporated by reference to Exhibit 10.4 to our Form 8-K filed February 24, 2020)
10.25	Subscription Agreement entered into as of May 31, 2020 by the Company, Hershey Strategic Capital, LP and Shore Ventures III, LP (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 1, 2020)
10.26	Form of Warrant (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed June 1, 2020)
10.27	Letter Agreement between General Cannabis Corp and Hershey Strategic Capital, LP and Shore Ventures III, LP, dated September 13, 2020 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 14, 2020)
10.28	General Cannabis Corp 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 25, 2020)

10.29	Form of Senior Convertible Promissory Note issued by General Cannabis Corp to certain investors (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 30, 2020)
10.30	Form of Warrant issued by General Cannabis Corp to certain investors(incorporated by reference to Exhibit 10.2 to our Form 8-K filed December 30, 2020)
10.31	Form of Securities Purchase Agreement between General Cannabis Corp and certain investors (incorporated by reference to Exhibit 10.3 to our Form 8-K filed December 30, 2020)
10.32	Form of Supplemental Note Exchange Agreement for 15% Note Holders between General Cannabis Corp and certain investors (incorporated by reference to Exhibit 10.4 to our Form 8-K filed December 30, 2020)
10.33	Agreement and Plan of Reorganization and Liquidation dated April 18, 2021 (Colorado) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 21, 2021)
10.34	Agreement and Plan of Reorganization and Liquidation dated April 18, 2021 (Oregon) (incorporated by reference to Exhibit 10.2 to our Form 8-K filed April 21, 2021)
10.35	Asset Purchase Agreement between General Cannabis Corp, NBC Holdings LLC and Richard Cardinal dated July 16, 2021 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 21, 2021)
10.36†	Offer Letter dated September 5, 2021 between the Company and Jessica Bast (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 10, 2021)
10.37†	Employment Agreement dated September 9, 2021 between the Company and Timothy Brown (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 10, 2021)
10.38	Form of Securities Purchase Agreement – Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 14, 2021)
10.39	Form of Warrant (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 14, 2021)
10.40	Form of ‘A’ Warrant Amendment Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 21, 2021)
10.41	Form of ‘B’ Warrant Amendment (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 21, 2021)
10.42†	Amendment to Employment Agreement dated October 1 2021 between the Company and John Barker Dalton (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 4, 2021)
10.43	Asset Purchase Agreement dated September 13, 2022 by and among the Company and the Green Tree Entities party thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on September 19,2022).
10.44†	Form of Employment Agreement between the Company and Allyson Feiler (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on September 19, 2022).
10.45†	Form of Employment Agreement between the Company and Loree Schwartz (incorporated by reference to Exhibit 10.3 of our Form 8-K filed on September 19, 2022).

10.46	Form of Consulting Agreement between the Company and CMD Consulting Services, Inc. (incorporated by reference to Exhibit 10.4 of our Form 8-K filed on September 19, 2022).
10.47	Form of Consulting Agreement between the Company and SilverFox, LLC (incorporated by reference to Exhibit 10.5 if our Form 8-K filed September 19, 2022).
10.48	Form of Securities Purchase Agreement dated September 15, 2022 by and among the Company and Investors party thereto (incorporated by reference to Exhibit 10.6 of our Form 8-K filed on September 19, 2022).
10.49	Form of Senior Secured Convertible Promissory Note of the Company (incorporated by reference to Exhibit 10.7 of our Form 8-K filed on September 19, 2022).
10.50	Form of Warrant of the Company (incorporated by reference to Exhibit 10.8 of our Form 8-K filed on September 19, 2022).
10.51	Form of Security Agreement by and among the Company and Investors (incorporated by reference to Exhibit 10.9 of our Form 8-K file don September 19, 2022).
10.52	Form of First Escrow Agreement by and among the Company, Lead Investor and Day & Associates, LLC, as escrow agent (incorporated by reference to Exhibit 10.10 of our Form 8-K filed on September 19, 2022).
10.53	Form of Second Escrow Agreement by and among the Company, Investors and Day & Associates, LLC, as escrow agent (incorporated by reference to Exhibit 10.11 of our Form 8-K filed on September 19, 2022).
10.54†	Consulting Agreement dated September 16, 2022, by and between the Company and Hershey Management 1, LLC (incorporated by reference to Exhibit 10.12 of our Form 8-K filed on September 19, 2022).
10.55†	Consulting Agreement dated September 16, 2022, by and between the Company and CRM LLC (incorporated by reference to Exhibit 10.13 of our Form 8-K filed on September 19, 2022).
10.56	Asset Purchase Agreement dated October 14, 2022 by and among the Company, Trees Colorado LLC, Station 2 LLC and Timothy Brown (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on October 19, 2022).
10.57	Amendment to First Amended and Restated Agreement and Plan of Reorganization and Liquidation dated October 14, 2022 by and among the Company, Trees Colorado LLC, TDM LLC, Station 2 LLC and Timothy Brown (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on October 19, 2022).
10.58	Asset Purchase Agreement dated October 28, 2022 by and among the Company, Green Man Colorado LLC, GMC, LLC and certain equity holders of GMC party thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on November 3, 2022).
10.59	Settlement Agreement dated July 1, 2023 by and among the Company, Allyson Feiler Downing, Loree Schwartz and certain other parties thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on July 7, 2023).
10.60	Termination of Employment Agreement and Mutual General Release dated July 1, 2023 by and between the Company and Allyson Feiler Downing (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on July 7, 2023).
10.61	Termination of Employment Agreement and Mutual General Release dated July 1, 2023 by and between the Company and Loree Schwartz(incorporated by reference to Exhibit 10.3 of our Form 8-K filed on July 7, 2023).

10.62	Waiver dated July 1, 2023 (incorporated by reference to Exhibit 10.4 of our Form 8-K filed on July 7, 2023).
10.63	Consulting Agreement dated July 1, 2023 by and among the Company, Allyson Feiler Downing and Green Tree Berthoud, LLC (incorporated by reference to Exhibit 10.5 of our Form 8-K filed on July 7, 2023).
10.64	Transition Services Agreement dated July 1, 2023 by and among the Company, Green Tree Colorado LLC, Allyson Feiler Downing and Loree Schwartz (incorporated by reference to Exhibit 10.6 of our Form 8-K filed on July 7, 2023).
10.65	Assignment of Assets dated August 17, 2023 by and among Trees Colorado, LLC, Station 2, LLC and Timothy Brown (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on August 23, 2023).
10.66	Form of Amended and Restated Senior Secured Convertible Note dated December 15, 2023 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on December 21, 2023).
10.67	Form of Working Capital Note dated December 15, 2023 (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on December 21, 2023).
10.68	First Amendment to Securities Purchase Agreement and Security Agreement dated December 15, 2023 (incorporated by reference to Exhibit 10.3 of our Form 8-K filed on December 21, 2023).
10.69	Warrant Amendment Letter dated December 15, 2023 (incorporated by reference to Exhibit 10.4 of our Form 8-K filed on December 21, 2023).
10.70	M&A Financing Letter dated December 15, 2023 (incorporated by reference to Exhibit 10.5 of our Form 8-K filed on December 21, 2023).
10.71**	Form of Indemnification Agreement of TREES Corporation dated March 6, 2024.
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Form 10-K filed March 31, 2017)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 of our Form 10-K filed on April 17, 2023).
23.1**	Consent of Haynie & Company
31.1**	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 of Principal Executive Officer
31.2**	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 of Principal Financial and Accounting Officer
32.1**	Certification pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 of the Principal Executive and Financial Officers
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(**)	Filed herewith.
(†)	Denotes management contract, or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Adam Hershey	Interim Chief Executive Officer	April 10, 2024
Adam Hershey

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam Hershey	Principal Executive Officer and Director	April 10, 2024
Adam Hershey

/s/ Edward Myers	Interim Chief Financial Officer	April 10, 2024
Edward Myers	(Principal Financial and Accounting Officer)

/s/ Carl J. Williams	Director	April 10, 2024
Carl J. Williams

/s/ Richard C. Travia	Director	April 10, 2024
Richard C. Travia

/s/ Timothy Brown	Director	April 10, 2024
Timothy Brown