Form 10-K/A
period 2023-12-31
TREES Corp (Colorado)
filed 2024-04-29
CIK 1477009

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock , par value $0.01 per share (“Common Stock”), on June 30, 2022, was $12,919,668.

As of April 25, 2024, the Registrant had 108,746,520 issued and outstanding shares of Common Stock.

Auditor Firm ID:	Auditor Name:	Auditor Location:
457	Haynie & Company	Salt Lake City, Utah

EXPLANATORY NOTE

TREES Corporation (“we”, “us”, the “Company”, or “TREES”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) for the year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 10, 2024 (“Original 10-K”), in order to add the disclosure required by Part III of Form 10-K.

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

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information Concerning Directors

Each of the persons named below currently serve as a director of the Company.

Name	Age	Positions
Carl J. Williams	72	Chairman of the Board
Adam Hershey	51	Director and Interim Chief Executive Officer
Richard Travia	42	Director
Timothy Brown	38	Director and Chief Visionary Officer

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

Richard Travia was appointed a Director on September 11, 2020. Mr. Travia is the Chair of the Audit Committee and a member of the Compensation Committee. Richard Travia founded Wildcat Advisory Group in 2017 and Wildcat Investment Management in 2018. Wildcat Advisory Group is a diversified business and investment consultant that advises small and medium size public and private companies, institutional investors such as family offices, private equity funds and hedge funds, and institutional-quality service providers. Wildcat Investment Management provides investment management services for Wildcat’s SPV business. Mr. Travia is a Manager of YVP GP, LLC, the General Partner of a late-stage venture investment business. He also acts as the Manager of the Arnott Capital Opportunities GP LLC, is a Director of the Arnott Opportunities (Cayman) Fund Ltd and the DelGatto Diamond Finance Cayman Ltd. Fund. Mr. Travia is a member of the Board of Advisors for Trebel Music, the Board of Advisors for Freedom Football League and the Board of Directors for the San Diego Warriors football franchise. Mr. Travia is a registered Director with CIMA and has served as a member of many Liquidation Committees, Creditor Committees and Debt Classes. Prior to launching Wildcat, he co-founded Tradex Global Advisors in 2004 and Tradex Global Advisory Services in 2014. While at Tradex, he served as the COO and Compliance Officer of the firm, Director of Research for the fund of hedge funds business and Head of Risk Management for the single hedge fund business. Mr. Travia has more than 20 years of experience in alternative asset investing. Prior to founding Tradex Global Advisors, he served as the lead analyst for the Select Access Family of Funds, a fund of hedge funds business. Mr. Travia graduated from Villanova University in 2003 with a Bachelor’s Degree in Economics. He has served as a Senator on the University Senate, a member of the University’s Executive Committee and as a Board Member, Executive Committee Member and Treasurer of Stamford’s East Side Partnership. He is currently a Member of the Villanova University MBA Mentor Program, the Villanova University Student- Athlete Mentor Program, the Christopher & Dana Reeve Peer & Family Support Program and serves as a Member of the Board of Trustees and the Treasurer for the Zoological Society of New Jersey, which supports the Essex County Turtle Back Zoo, the largest zoo in the state. Richard is also active with Villanova’s Institute for Innovation and Entrepreneurship, Villanova’s Office of Diversity, Equity and Inclusion, and Villanova’s LEVEL, an organization on campus dedicated to ‘leveling’ the playing field for students with disabilities. The Company believes Mr. Travia’s qualifications to sit on the Company’s Board of Directors include his prior and extensive investing experience in public and private markets.

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

CORPORATE GOVERNANCE AND BOARD MATTERS

Code of Business Conduct and Ethics

The Board has established a corporate Code of Ethics, as defined by Item 406 of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions. Among other matters, the Code of Ethics is designed to ensure that:

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

Director Independence

Applying the definition of independence under Nasdaq rules, the Board has determined that Messrs. Williams and Travia are “independent” directors.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Attendance of Directors at Board Meetings and Annual Meeting of Shareholders

During 2023, the Board of Directors met (or acted via written consent) fifteen times, the Audit Committee met four times, the Compensation Committee met one time and the Nominating and Corporate Governance Committee met one time. Each director who was on the Board during this timeframe attended at least 75% of the aggregate number of meetings held during his term of service. The Company does not have a policy requiring its directors to attend the Annual Meeting of Shareholders.

Board Committees

The Board has three committees with their respective principal functions and membership described below. Each committee has a charter that is posted on our website at www.treescann.com (select the “Investors” link and then the “Board Committee Charters” link). On an annual basis, each committee reviews the adequacy of its charter and its performance.

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

The Board has determined that Mr. Travia is an “audit committee financial expert” as defined in the applicable rules and regulations of the Exchange Act and that Mr. Travia and Mr. Williams are “independent directors” applying the definition of independence under Nasdaq rules. Mr. Travia serves as Chair of the Audit Committee.

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

Mr. Williams and Mr. Travia are the members of the Compensation Committee, and Mr. Williams serves as Chair of the Compensation Committee. During the year ended December 31, 2023, no executive officer of the Company served as a member of the compensation committee (or any other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company’s Compensation Committee. Our Chief Executive Officer, upon request, may attend selected meetings of the Compensation Committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. Hershey and Mr. Brown. The purpose of the Nominating and Corporate Governance Committee is to identify suitable qualified candidates to be proposed for appointment or election to the Board and to develop corporate governance policies for the Board. Mr. Hershey serves as Chair of the Nominating and Corporate Governance Committee.

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

EXECUTIVE OFFICERS

Our current executive officers are listed below. Executive officers are appointed by the Board and serve at the Board’s discretion.

Name	Age	Position
Adam Hershey	51	Interim Chief Executive Officer and Director
Edward Myers	64	Chief Operating Officer, Interim Chief Financial Officer, and Principal Financial and Accounting Officer
Timothy Brown	38	Chief Visionary Officer and Director

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

DELINQUENT SECTION 16(A) REPORTS

The Company’s securities are currently registered under Section 12 of the Exchange Act. As a result, and pursuant to Rule 16a-2, the Company’s directors and officers and holders of 10% or more of its common stock are currently required to file statements of beneficial ownership with regards to their ownership of the Company’s equity securities under Sections 13 or 16 of the Exchange Act. The Company’s officers, directors and beneficial owners of 10% or more of its equity securities became subject to such requirement and, to date, to the Company’s knowledge based solely upon a review of Forms 3, 4 and 5 and any amendments thereto furnished to us during the most recent fiscal year, none of such persons has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Introduction

This Executive Compensation section is designed to provide shareholders with an understanding of our compensation program and to discuss the compensation earned for 2023 by our named executive officers. The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. The Compensation Committee is responsible for: (a) assisting our Board in fulfilling its fiduciary duties with respect to the oversight of the Company’s compensation plans, policies and programs, including assessing our overall compensation structure, reviewing all executive compensation programs, incentive compensation plans and equity-based plans, and determining executive compensation; and (b) reviewing the adequacy of the Compensation Committee charter.

Named Executive Officers

In 2023, our ‘named executive officers’ included:

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

The following table provides certain information regarding compensation awarded to, earned by or paid to each of our named executive officers in the years ended December 31, 2023 and 2022.

Summary Compensation Table

						All
				Stock	Option	Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name & Principal Position	Year	($)	($)	($)	($)	($)	($)
Adam Hershey	2023	142,358	—	—	—	—	138,417
Interim Chief Executive Officer	2022	125,000	—	10,127	—	—	135,127

Edward Meyers	2023	200,000		—			200,000
Chief Operating Officer, Interim Chief Financial Officer, and Principal Financial and Accounting Officer	2022	162,500	—	10,127	—	—	172,627

Timothy Brown	2023	171,841		—			171,841
Chief Visionary Officer	2022	400,000	—	—	—	—	400,000

Outstanding Equity Awards at Fiscal Year-End

The tables below reflect all outstanding equity awards made to any named executive officer that were outstanding at December 31, 2023.

OUTSTANDING EQUITY AWARDS

Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
		Options (#)	Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Adam Hershey	—	—	—	—	—
Edward Myers	—	—	—	—	—
Timothy Brown	—	—	—	—	—

	Restricted Stock Awards
		Number of		Number of
		Securities		Securities
		Underlying	Grant Date	Underlying	Vesting
Name	Grant Date	Granted	Fair Value (1)	Vested	Date (2)
Adam Hershey	April 1, 2022	300,000	133,994	—	undetermined
Edward Myers	April 1, 2022	300,000	133,994	—	undetermined

(1)	The grant date fair value is recognized as expense on a straight-line basis over an estimated service period of 10 years.

(2)	For each named officer the restricted stock awards are divided into three equal tranches of 100,000 awards. Each tranche vests upon the Company’s common stock reaching a target price as reported on the OTCQB market. The first, second and third tranches vest when the Company’s Common Stock per share price reaches $1.00, $2.00, and $3.00, respectively. All units would vest immediately upon a change in control of the Company.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

Effective April 22, 2019, the Company adopted a defined contribution plan that is intended to qualify under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), the 401(k) Plan provides retirement benefits for all full-time/eligible employees of the Company. The 401(k) Plan allows eligible employees to contribute any amount of their pre-tax annual compensation up to the statutory limit prescribed by the Internal Revenue Service. Under the 401(k) Plan the Company is not required to match employee contributions, although it may elect to make discretionary contributions, adopt profit sharing or implement similar plans in the future.

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

On September 9, 2021, the Company and Timothy Brown, the Company’s Chief Visionary Officer, entered into an employment agreement for a term of two years, subject to earlier termination upon certain conditions. Mr. Brown receives a base salary of $400,000 per annum, subject to downward adjustment based on a formula relating to sales of Common Stock of the Company held by Mr. Brown. The employment agreement terminated as of September 9, 2023 in accordance with its terms. Mr. Brown was paid a pro-rata portion of his base salary for 2023.

2020 Omnibus Incentive Plan

In November 2020, the Board authorized the adoption of and, on November 23, 2020, our shareholders ratified, our 2020 Omnibus Incentive Plan. The 2020 Plan permits the Board, or a committee or subcommittee thereof, to grant to eligible employees, non-employee directors and consultants of the Company and its subsidiaries non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of the Company’s common stock to be authorized for issuance under the 2020 Plan is 10,000,000 shares. As of December 31, 2023, there have been no stock options issued that have been exercised. A total of 2,240,462 restricted stock units (RSUs) have been issued as of December 31, 2023.

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

Director Compensation

For the fiscal year ended December 31, 2023, we compensated our non-employee directors by granting Richard Travia and Carl Williams 520,231 and 500,231 ‘restricted stock units’ (RSUs) exercisable on a one-to-one basis into shares of our common stock, respectively. Each RSU vests upon the earlier of (i) seven (7) years from grant date; (ii) death or disability of participant; (iii) a change in control; or (iv) such other event(s) as may be determined at any time or from time to time, in the discretion of the Committee or the Board.

Director Compensation Table

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2023 by our Board of Directors for service on the board of directors.

	Fees Earned or	Stock	Option
Name	Paid in Cash	Awards	Awards	Total
Carl Williams	$38,500
Adam Hershey	$—
Richard Travia	$38,500
Timothy Brown	$—

Outstanding Director Option Awards at Fiscal Year End

The following options granted as director compensation were outstanding as of December 31, 2023:

Number of
Underlying
Shares
Carl Williams	400,000
Adam Hershey	—
Richard Travia	375,000
Timothy Brown	—

Outstanding Director Restricted Stock Awards at Fiscal Year End

The following restricted stock awards granted as director compensation were outstanding as of December 31, 2023:

Number of
Underlying
Shares (1)
Carl Williams	800,231
Adam Hershey(2)	300,000
Richard Travia	820,231
Timothy Brown	—

(1)	For each named officer, with respect only to 300,000 RSUs, the restricted stock awards are divided into three equal tranches of 100,000 awards. Each tranche vests upon the Company’s common stock reaching a target price as reported on the OTCQB market. The first, second and third tranches vest when the Company’s Common Stock per share price reaches $1.00, $2.00, and $3.00, respectively. All awards would vest immediately upon a change in control of the Company. With respect to the remaining RSUs, they vest upon the earlier of (i) seven (7) years from grant date; (ii) death or disability of participant; (iii) a change in control of the Company; or (iv) such other event(s) as may be determined at any time or from time to time, in the discretion of the Compensation Committee or the Board.

(2)	Mr. Hershey has 300,000 restricted stock awards outstanding related to his role as the Interim CEO. See earlier discussion of compensation for named executive officers in this Item 11.

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

The following tables set forth certain information with respect to beneficial ownership of the Company’s common stock as of April 25, 2024, based on 108,746,520 issued and outstanding shares of common stock, by:

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

Directors and named executive officers

		Amount and Nature
Title of Class	Beneficial Owner:	of Beneficial Ownership	Percentage of Class
Common Stock	Adam Hershey(1)	17,929,797	16.5%
Common Stock	Edward Myers	300,000	*
Common Stock	Carl J. Williams(2)	1,267,771	1.2%
Common Stock	Richard Travia(3)	1,245,914	1.1%
Common Stock	Timothy Brown(4)	22,380,310	20.6%
Common Stock	All current directors and named executive officers as a group	38,203,330	35.1%

*	Indicates less than 1%.

(1)	Includes 7,532,010 shares of common stock, warrants to purchase up to an aggregate of 7,315,722 shares of common stock, 300,000 RSUs, and the option to convert certain notes into 53,409 shares of common stock, held by Hershey Strategic Capital, LP, Shore Ventures III, LP and Horizon Trust, FBO Adam Hershey over which Mr. Hershey has sole voting and dispositive power. Notwithstanding the foregoing, the subscription agreement with Hershey Strategic Capital, LP and Shore Ventures III, LP provides that Mr. Hershey’s investment shall not exceed 20% or more of the common stock (or securities convertible into or exercisable for common stock) or the voting power of the Company on a post-transaction basis.

(2)	Includes options and warrants to purchase up to an aggregate of 414,287 shares of common stock, as well as 800,231 RSUs. 100,000 options to purchase common stock are held by ALPHAZULU LLC, over which Mr. Williams is the 51% owner of such entity. Also includes the option to convert certain notes held by Mr. Williams into 53,253 shares of common stock.

(3)	Includes options and warrants to purchase up to an aggregate of 367,130 shares of common stock, as well as 800,231 RSUs. Also includes the option to convert certain notes held by Mr. Travia into 58,553 shares of common stock.

(4)	Includes 22,380,310 shares of common stock held by TDM, LLC over which Mr. Brown has sole voting and dispositive power.

Other owners of 5% or more of the Company’s common stock

		Amount and Nature
Title of Class	Beneficial Owner:	of Beneficial Ownership	Percentage of Class
Common Stock	Trevor Hoffman(1)	11,394,229	10.5%
Common Stock	John Barker Dalton(2)	8,984,230	8.2%

(1)	Includes 11,394,229 shares of common stock held by Trees Portland, LLC, Trees Waterfront, LLC and Trees MLK, LLC over which Mr. Hoffman has sole voting and dispositive power.

(2)	Includes 8,859,117 shares of common stock, options and warrants to purchase up to an aggregate of 113,418 shares of common stock, and the option to convert certain notes into 11,695 shares of common stock, held by Dalton Adventures, LLC over which Mr. Dalton has sole voting and dispositive power.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm for Fiscal Year 2023 and 2022

Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and the review of financial statements included in our Quarterly Reports on Form 10-Q. Audit-related fees relate to procedures performed in conjunction with our Form S-1 and Form S-8 filings. The aggregate fees billed for professional services rendered by our principal accountants, Haynie & Company, were as follows:

	Fees for the Year Ended
	December 31,
	2023	2022
Service
Audit Fees	$164,550	$155,000
Audit-related Fees	—	—
Total	$164,550	$155,000

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

ITEM 15. EXHIBITS

The following Exhibits are filed with this Report:

Exhibit Number	Exhibit Name

19.1**	Trees Corporation Insider Trading Policy
31.1**	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 of Principal Executive Officer
31.2**	Certification pursuant to Section 302 of the Sarbanes—Oxley Act of 2002 of Principal Financial and Accounting Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(**)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Adam Hershey	Interim Chief Executive Officer	April 29, 2024
Adam Hershey