Form 10-Q
period 2024-03-31
TREES Corp (Colorado)
filed 2024-05-14
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2024.

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 15, 2024, there were 108,746,520 issued and outstanding shares of common stock.

TREES CORPORATION

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TREES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$414,225	$969,676
Accounts receivable, net of allowance of $41,000 and $42,000, respectively	81,455	111,863
Inventories, net	801,022	860,918
Prepaid expenses and other current assets	394,086	411,911
Total current assets	1,690,788	2,354,368

Right-of-use operating lease asset	1,866,226	1,979,833
Property and equipment, net	1,355,424	1,395,104
Intangible assets, net	1,507,465	1,637,491
Goodwill	15,880,097	15,880,097
Total assets	$22,300,000	$23,246,893

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$2,814,450	$2,617,536
Interest payable	1,823,447	1,570,077
Income tax payable	529,748	392,765
Operating lease liability, current	849,686	846,201
Finance lease liability, current	79,259	205,400
Accrued stock payable	60,900	60,900
Accrued dividends	123,900	106,200
Warrant derivative liability	3,223	4,716
Accrued legal fees	90,000	102,000
Notes payable - current	990,067	1,092,382
Contingent Earnout Liability	469,907	367,056
Total current liabilities	7,834,587	7,365,233

Operating lease liability, non-current	1,106,199	1,218,392
Finance lease liability, non-current	610,238	501,248
Notes payable - non-current (net of unamortized discount)	13,993,311	14,013,861
Total liabilities	23,554,335	23,098,734

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit)
Preferred stock, no par value; 5,000,000 and 5,000,000 shares authorized; 1,180 and 1,180 issued and outstanding, respectively	1,073,446	1,073,446
Common stock, $0.001 par value; 200,000,000 and 200,000,000 shares authorized; 108,746,520 and 108,746,520 shares issued and outstanding, respectively	108,746	108,746
Additional paid-in capital	99,465,275	99,450,307
Accumulated deficit	(101,891,802)	(100,484,340)
Total stockholders’ equity (deficit)	(1,244,335)	148,159
Total liabilities and stockholders’ equity (deficit)	$22,300,000	$23,246,893

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Revenue
Retail sales	$3,685,881	$5,110,619
Total revenue	3,685,881	5,110,619

Costs and expenses
Cost of sales	2,189,095	3,057,714
Selling, general and administrative	1,445,249	2,296,240
Stock-based compensation	14,968	27,396
Professional fees	323,573	607,544
Depreciation and amortization	190,344	292,842
Total costs and expenses	4,163,229	6,281,736

Operating loss	(477,348)	(1,171,117)

Other income (expenses)
Amortization of debt discount	(120,330)	(181,677)
Interest expense	(553,743)	(449,311)
Gain on derivative liability	1,493	1,307
Loss on contingent earnout	(102,851)	—
Total other income (expenses)	(775,431)	(629,681)

Net loss before income taxes	(1,252,779)	(1,800,798)

Provision for income taxes	136,983	85,736
Net loss	$(1,389,762)	(1,886,534)

Accrued preferred stock dividend	(17,700)	(17,700)

Net loss attributable to common stockholders	$(1,407,462)	(1,904,234)

Per share data - basic and diluted
Net loss attributable to common stockholders per share	$(0.01)	$(0.02)
Weighted average number of common shares outstanding	108,746,520	118,664,094

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,389,762)	$(1,886,534)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	120,330	181,677
Depreciation and amortization	190,344	292,842
Non-cash lease expense	113,607	19,421
Loss (gain) on contingent earnout	102,851	—
Loss (gain) on derivative liability	(1,493)	(1,307)
Stock-based compensation	14,968	27,396
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	30,408	(21,468)
Prepaid expenses and other assets	17,825	(3,035)
Inventories	59,896	(346,453)
Income taxes	136,893	85,742
Accounts payable, accrued liabilities, and interest payable	438,284	1,148,754
Operating lease liabilities	(108,708)	—
Net cash used in operating activities	(274,467)	(502,965)

Cash flows from investing activities
Purchase of property and equipment	(20,638)	(24,310)
Acquisition of Station 2 assets	—	(256,582)
Net cash used in investing activities	(20,638)	(280,892)

Cash flows from financing activities
Payments on notes payable and finance lease	(260,346)	(339,814)
Net cash (used in) financing activities	(260,346)	(339,814)

Net (decrease) in cash and cash equivalents	(555,451)	(1,123,671)
Cash and cash equivalents, beginning of period	969,676	2,583,833
Cash and cash equivalents, end of period	$414,225	$1,460,162

Supplemental schedule of cash flow information
Cash paid for interest	$—	$28,425
Cash paid for taxes	$—	$6

Non-cash investing & financing activities
Non-cash debt issuance for acquisition of Station 2 assets	$—	$333,953
Issuance of accrued stock	17,700	17,700

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

	For the three months ended March 31, 2024
	Preferred Stock		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
January 1, 2024	1,180	$1,073,446	108,746,520	$108,746	$99,450,307	$(100,484,340)	$148,159
Share-based compensation	—	—	—	—	14,968	—	14,968
Dividend on Preferred Stock	—	—	—	—	—	(17,700)	(17,700)
Net loss	—	—	—	—	—	(1,389,762)	(1,389,762)
March 31, 2024	1,180	$1,073,446	108,746,520	$108,746	$99,465,275	$(101,891,802)	$(1,244,335)

	For the three months ended March 31, 2023
	Preferred Stock		Common Stock		Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
January 1, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,598,761	$(93,384,382)	$6,406,489
Share-based compensation	—	—	—	—	27,396	—	27,396
Dividend on Preferred Stock	—	—	—	—	—	(17,700)	(17,700)
Net loss	—	—	—	—	—	(1,886,534)	(1,886,534)
March 31, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,626,157	$(95,288,616)	$(4,529,651)

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  NATURE OF OPERATIONS, HISTORY, AND PRESENTATION

Nature of Operations

TREES Corporation, a Colorado Corporation (the “Company,” “we,” “us,” or “our,”) is a cannabis retailer and cultivator in the States of Colorado and Oregon.

We presently operate six (6) cannabis dispensaries as follows:

●	Englewood, Colorado

o	5005 S Federal Boulevard – Recreational license only

●	Denver, Colorado

o	East Hampden Avenue (formerly Green Man) – Recreational license only

●	Longmont, Colorado

o	12626 N. 107th Street (formerly Green Tree/Ancient Alternatives) – Medical and Recreational licenses

●	Three (3) in Oregon

o	SW Corbett Avenue, Portland, OR – Medical and Recreational licenses

o	NE 102nd Avenue, Portland, OR – Medical and Recreational licenses

o	7050 NE MLK, Portland, OR – Medical and Recreational licenses

We also operate two (2) cultivation facilities in Colorado as follows:

●	SevenFive Farm – 3705 N. 75th Street, Boulder – Retail cultivation license only

●	6859 N. Foothills Highway E-100 (formerly Green Tree/Hillside Enterprises) – Retail cultivation license only

Our principal business model is to acquire, integrate and optimize cannabis companies in the retail and cultivation segments utilizing the combined experience of entrepreneurs and synergistic operations of our vertically integrated network.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The condensed consolidated balance sheet for the year ended December 31, 2023, was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2023, which were included in the annual report on Form 10-K filed by the Company on April 10, 2024.

In the opinion of management, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2024, are not necessarily indicative of the operating results for the year ending December 31, 2024, or any other interim or future periods. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

Customer and Revenue Concentrations – Cultivation Segment

During the three months ended March 31,2024 and 2023, 100% of SevenFive’s revenue was with three customers and 88% of SevenFive’s revenue was with three customers, respectively. Three of the customers with sales in the three months ended March 31, 2024 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

During the three months ended March 31, 2024 and 2023, 100% of Green Tree’s revenue was with three customers, and 88% of Green Tree’s revenue was with three customers, respectively. The customers in 2024 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

Going Concern

We incurred net losses of $1,389,762 during the three months ended March 31, 2024 and $1,886,534 during the three months ended March 31, 2023 and had an accumulated deficit of $101,891,802 as of March 31, 2024. We had cash and cash equivalents of $414,225 and $969,676 as of March 31, 2024 and December 31, 2023, respectively.

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

Summary of Significant Accounting Policies

See our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, for discussion of the Company’s significant accounting policies.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

NOTE 2. INVENTORIES, NET

Our inventories consisted of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$264,744	$351,241
Work-in-progress and finished goods	536,278	509,677
Inventories, net	$801,022	$860,918

NOTE 3. LEASES

The Company’s leases consist primarily of real estate leases for retail and cultivation facilities. All but one of the Company’s leases are classified as operating leases. The lease for the retail dispensary acquired in the Green Man transaction is classified as a finance lease. The current and non-current portions of the operating lease liabilities and finance lease liabilities are disclosed separately on the accompanying consolidated balance sheets. The finance lease ROU asset is included in property and equipment, net and the operating lease ROU asset is disclosed separately on the accompanying consolidated balance sheets. As the rate implicit in the Company’s leases is not readily determinable, we used an estimated incremental borrowing rate of 20% in determining the present value of lease payments.

Operating lease expense is as follows:

For the three months ended March 31,	2024	2023
Straight-line operating lease expense	$217,024	$393,265
Variable lease cost	53,610	202,826
Total operating lease expense	$270,634	$596,091

The finance lease expense for the three months ended March 31, 2024, and March 31, 2023, was approximately $41,823 and $50,000, respectively.

Related party leases

During the three months ended March 31, 2024, one of the Company’s operating leases, a cultivation facility lease, is a related party lease as the landlord is a principal shareholder and former board member of the Company. During the three months ended March 31, 2024, the related party operating leases consisted of one cultivation facility lease. As of March 31, 2024, the ROU asset, operating lease liability, current, and operating lease liability, non-current for the related party leases were $119,034, $120,000 and $3,637, respectively. Lease expense for related party leases was $30,000 and $127,790 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the weighted average remaining term of the Company’s operating leases is 4.85 years, and the remaining term on the finance lease is 8.75 years.

None of the Company’s leases contain residual value guarantees or restrictive covenants.

Lease Maturities

Future remaining minimum lease payments on our operating leases and finance lease are as follows:

Year ending December 31,	Operating leases	Finance lease
2024 (remaining nine months)	$686,642	$154,050
2025	708,439	171,043
2026	452,948	136,940
2027	302,095	143,102
2028	245,456	149,542
Thereafter	667,154	668,558
Total	3,134,734	1,423,235
Less: Present value adjustment	(1,178,849)	(733,738)
Lease liability	1,955,885	689,497
Less: Lease liability, current	(849,686)	(79,259)
Lease liability, non-current	$1,106,199	$610,238

The total remaining lease payments in the table above include $772,051 related to renewal option periods that management is reasonably certain will be exercised. The majority of this amount relates to the flagship Trees location in Englewood, Colorado.

As of March 31, 2024, the weighted average remaining term of the Company’s operating leases is 4.84 years and the remaining term on the finance lease is 8.75 years.

None of the Company’s leases contain residual value guarantees or restrictive covenants.

Supplemental cash flow information

For the three months ended March 31,	2024	2023
Supplemental cash flow information
Cash paid for amounts included in operating lease liability	$270,634	$373,840
Cash paid for amounts included in finance lease liability	$41,823	$50,000
Supplemental lease disclosures of non-cash transactions:
ROU assets obtained in exchange for operating lease liabilities	$—	$348,825

NOTE 4. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2022	$60,900	100,000
Stock issued	—	—
Balance as of December 31, 2023	$60,900	100,000
Stock issued	—	—
Balance as of March 31, 2024	$60,900	100,000

The outstanding balance of accrued stock payable as of March 31, 2024 relates to a February 18, 2020 grant of 100,000 fully vested shares for consulting services. Based on a stock price of $0.61 on the date of grant, the consultant will receive $60,900 worth of our Common Stock. As of March 31, 2024, none of the stock had been issued.

NOTE 5.   NOTES PAYABLE

Our notes payable consisted of the following:

	March 31, 2024			December 31, 2023
	Third-party	Related-party	Total	Third-party	Related-party	Total
2022 12% Notes	$13,167,796	332,204	13,500,000	$13,167,796	$332,204	$13,500,000
Trees Transaction Notes	—	264,639	264,639	—	326,811	326,811
Green Tree Acquisition Notes	—	508,476	508,476	—	562,000	562,000
Green Man Acquisition Notes	1,427,500	—	1,427,500	1,555,000	—	1,555,000
Working Capital Note	500,000	—	500,000	500,000	—	500,000
Unamortized debt discount	(1,194,346)	(22,891)	(1,217,237)	(1,312,427)	(25,141)	(1,337,568)
Total debt	13,900,950	1,082,428	14,983,378	13,910,369	1,195,874	15,106,243
Less: Current portion	(725,428)	(264,639)	(990,067)	(605,000)	(487,382)	(1,092,382)
Long-term portion	$13,175,522	$817,789	$13,993,311	$13,305,369	$708,492	$14,013,861

Trees Transaction Notes

In January 2022, with the completion of the Trees MLK acquisition, we are obligated to pay the Seller cash equal to $384,873 in equal monthly installments over a period of 24 months. As of March 31, 2024 and 2023, the debt balance of this note was $264,639 and $224,508.96, respectively.

Green Man Acquisition Notes

In December 2022, with the completion of the Green Man Acquisition, we are obligated to pay the Seller cash equal to $1,500,000 in equal monthly installments over a period of 18 months. The payments begin in December 2023 and the payment is equal to $83,333 per month. The relative fair value of this obligation resulted in a debt discount of $275,154. We recorded amortization of debt discount expense from this obligation of $31,146 and $37,250 for the three months ended March 31, 2024 and 2023, respectively.

12% Notes – 2023 Modification

On December 15, 2023, the Company entered into Amended and Restated Senior Secured Convertible Notes with certain accredited investors to modify the original terms of the 12% Notes. We recorded amortization of debt discount expense from the 12% Notes of $89,184 and $76,699 for the years ended March 31, 2024 and 2023, respectively.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Legal

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently subject to any material legal proceedings outside the ordinary course of our business.

NOTE 7.  STOCKHOLDERS’ EQUITY

2021 Preferred stock dividends

The Company’s Series A Preferred is convertible into 300 shares of common stock per share of Series A Preferred Stock upon the consummation of a capital raise of not less than $5,000,000.   Series A Preferred Stock has no par value per share and has the following rights, restrictions, preferences and privileges summarized as follows:

●	Authorized Number of Shares – 5,000

●	Voting Rights – None

●	Dividends – 6% per annum, ‘paid in kind’ in shares of Series A Preferred

●

Conversion – Each share of Series A Preferred is mandatorily convertible into 300 shares of Common Stock upon a minimum capital raise of $5,000,000; sale, merger or business combination of the Company; or the Company listing on a national securities exchange.

●	Redemption – No rights of redemption by 2021 Investors, nor mandatory redemption

As of March 31, 2024 and December 31, 2023, we have recorded accrued dividends of $123,900 and $106,200, respectively. Dividends were $17,700 and $17,700 for the three months ended March 31, 2024 and 2023, respectively.

Stock-based compensation

Stock-based Awards

As of March 31, 2024, the Company has two active plans, the 2020 Omnibus Incentive Plan approved by the Board in November 2020 (“2020 Plan”) and the 2014 Equity Incentive Plan approved by the Board in October 2014 (“2014 Plan” and collectively with the 2020 Plan the “Stock Incentive Plans”) that allow the Board of Directors to grant stock-based awards to eligible employees, non-employee directors, and consultants of the Company and its subsidiaries. Under the Stock Incentive Plans, the Board may grant non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock to be authorized for issuance under the Stock Incentive Plans is 25 million shares. As of March 31, 2024, stock-based awards for approximately 17.5 million shares are available to be issued under the Stock Incentive Plans.

Stock Options

The following summarizes Employee Awards activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual	Aggregate
	Shares	per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2023	4,796,825	$1.08	4.4	$22,000
Granted	—	—
Forfeited or expired	—	—
Outstanding as of March 31, 2024	4,796,825	$1.08	4.2	$22,000

Exercisable as of March 31, 2024	4,796,825	$1.08	4.2	$22,000

As of March 31, 2024, there was no unrecognized compensation expense related to unvested employee awards.

We recorded nil in compensation expense for the three months ended March 31, 2024 and 2023, respectively.

Restricted Stock Awards

During the three months ended March 31, 2024, the Company granted 429,630 Restricted Stock Units pursuant to the 2020 Omnibus Incentive Plan to directors and an employee (“2024 RSUs”). The 2024 RSUs vest seven years from the grant date, or earlier upon certain triggering events as defined in the agreement, and upon vesting convert into one share of the Company’s common stock. The fair value of the 2024 RSUs is determined based on the closing price of the Company’s common stock on the grant date.

The Company recorded $14,968 and $13,894 in compensation expense during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 none of the RSU’s have vested.

A summary of the Company’s grants of restricted stock units under the 2020 Omnibus Incentive Plan is presented below:

		Weighted-
		Average
	Number of	Grant
	Shares	Date Value
Outstanding as of December 31, 2023	2,240,462	$0.04
Granted	429,630	0.07
Forfeited or expired	—	—
Outstanding as of March 31, 2024	2,670,092	$0.5

Contingent Earnout Liability

On December 12, 2022, we completed the Green Tree Acquisition which consisted of the acquisition of substantially all of the assets of Ancient Alternatives LLC, Natural Alternatives For Life, LLC, Mountainside Industries, LLC, Hillside Enterprises, LLC, and GT Creations, LLC, each a Colorado limited liability company (collectively, the “Green Tree Entities”). We paid cash in the amount of $500,000 and stock consideration of 17,977,528 shares of our Common Stock. The closing price of our Common Stock on December 12, 2022, the date of license transfer, was $0.165 per share, as such, fair value of the equity consideration is $2,966,292. Additionally, we had a potential obligation to issue additional stock consideration up to 4,879,615 shares of our Common Stock on the achievement of certain performance indicators on or before June 12, 2024. In November 2023, the Company transferred a majority of the Green Tree Entities back to the original owners. Subsequent to this transfer, the aforementioned debt was modified. This liability is included in Notes payable- current and Notes payable- non-current in the accompanying consolidated balance sheets.

The fair value of the contingent earnout liability was $469,907 and $367,056 at March 31, 2024 and December, 31 2023, respectively. The change in fair value in the three months ended March 31, 2024 resulted in a loss on change in fair value of $102,851. The contingent earnout liability remained after the Green Tree Acquisition was partially reversed in Q3 2023.

NOTE 8. RELATED PARTY TRANSACTIONS

On September 16, 2022, the Company entered into a new consulting agreement with Adam Hershey, its Interim Chief Executive Officer, pursuant to which Mr. Hershey will continue to serve as the Company’s Interim Chief Executive Officer with compensation equal to $200,000 per annum, payable by the Company, monthly. The term of the consulting agreement is for a period of one year, with automatic six-month renewals thereafter unless terminated by either party. As part of the new consulting agreement, the Company has also agreed to extend warrants to purchase 7,280,007 shares of Common Stock, held by an affiliate of Mr. Hershey, for an additional two years until May 29, 2027. The exercise price and all other terms and conditions of such warrants remain unchanged. We paid $50,000 and $50,000 for the three months ended March 31, 2024 and 2023, respectively.

In February 2023, the Company completed the acquisition of Station 2, LLC’s assets. Station 2, LLC is owned by a board member, who is also a shareholder and an executive-level employee of the Company. This acquisition was subsequently reversed in Q3 of 2023.

The Company currently has a lease agreement with Dalton Adventures, LLC in which the Company leases 17,000 square feet of greenhouse space in Boulder, Colorado for $29,691 a month, of which $27,000 is base rent and $2,691 is property taxes. The base rent decreased to $10,000 per month starting in May 2023. The owner of Dalton Adventures, LLC is a principal shareholder and former board member of the Company.  We have incurred $30,000 and $75,848 in related party lease expense for the three months ended March 31, 2024 and 2023, respectively. See Note 3 for further discussion of the Company’s obligations associated with related party leases.

NOTE 9.  SEGMENT INFORMATION

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

Three months ended March 31,

2024	Retail	Cultivation	Eliminations	Total
Revenues	$3,685,881	$248,642	$(248,642)	$3,685,881
Costs and expenses	(3,116,260)	(608,286)	248,642	(3,475,904)
Segment operating income	$569,621	$(359,644)	$—	209,977
Corporate expenses				(1,462,756)
ERC Credits				—
Net loss from continuing operations before income taxes				$(1,252,779)

2023	Retail	Cultivation	Eliminations	Total
Revenues	$5,110,619	$684,017	$(684,017)	$5,110,619
Costs and expenses	(4,535,568)	(1,139,573)	684,017	(4,991,124)
Segment operating income	$575,051	$(455,556)	$—	119,495
Corporate expenses				(1,920,293)
Net loss from continuing operations before income taxes				$(1,800,798)

	March 31,	December 31,
Total assets	2024	2023
Retail	$20,017,565	$20,491,961
Cultivation	1,888,387	1,736,685
Corporate	394,048	1,018,247
Total assets – segments	22,300,000	23,246,893
Intercompany eliminations	—	—
Total assets – consolidated	$22,300,000	$23,246,893

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of our financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. This discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related notes and MD&A appearing in our Annual Report on Form 10-K as of and for the year ended December 31, 2023. The results of operations for an interim period may not give a true indication of results for future interim periods or for the year.

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

Our principal business model is to acquire, integrate and optimize cannabis companies in the retail and cultivation segments utilizing the combined experience of entrepreneurs and synergistic operations of our vertically integrated network. During the three months ended March 31,2024 and 2023, 100% of SevenFive’s revenue was with three customers and 88% of SevenFive’s revenue was with three customers, respectively. Three of the customers with sales in the three months ended March 31, 2024 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

During the three months ended March 31, 2024 and 2023, 100% of Green Tree’s revenue was with three customers, and 88% of Green Tree’s revenue was with three customers, respectively. The customers in 2024 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

Results of Operations

The following tables set forth, for the periods indicated, statements of operations data. The tables and the discussion below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto in this report.

	Three months ended March 31,			Percent
	2024	2023	Change	Change
Revenues	$3,685,881	$5,110,619	$(1,424,738)	(28)%
Costs and expenses	(4,163,229)	(6,281,736)	2,118,507	(34)%
Other expense	(775,431)	(629,681)	(145,750)	23%

Net Loss before income taxes	$(1,252,779)	$(1,800,798)	$548,019	(30)%

Revenues

The reversal of the acquisition of a portion of the Green Tree assets, which were returned in Q3 2023, contributed to the decrease in revenues and expenses for the three months ended March 31, 2024 compared to March 31, 2023.

Costs and expenses

	Three months ended March 31,			Percent
	2024	2023	Change	Change
Cost of sales	$2,189,095	$3,057,714	$(868,619)	(28)%
Selling, general and administrative	1,445,249	2,296,240	(850,991)	(37)%
Stock-based compensation	14,968	27,396	(12,428)	(45)%
Professional fees	323,573	607,544	(283,971)	(47)%
Depreciation and amortization	190,344	292,842	(102,498)	(35)%
	$4,163,229	$6,281,736	$(2,118,507)	(34)%

Cost of sales decreased for three months ended March 31, 2024, as compared to March 31, 2023 due to the reversal of the acquisition of a portion of the Green Tree assets.

Selling, general and administrative expense decreased for the three months ended March 31, 2024, as compared to March 31, 2023 due to the decreased expenses resulting from the reversal of the acquisition of one dispensary and one cultivation facility in the third quarter of 2023 and one additional dispensary license in the first quarter of 2023, resulting in a decrease in employees and rent expense.

Stock-based compensation included the following:

	Three months ended March 31,			Percent
	2024	2023	Change	Change
Restricted Stock Awards	$14,968	$13,894	$1,074	8%
	$14,968	$13,894	$1,074	8%

Employee awards are issued under our 2020 Omnibus Incentive Plan, which was approved by shareholders on November 23, 2020. Expense varies primarily due to the number of stock options and restricted stock awards granted and the share price on the date of grant. The increase in expense for the three months ended March 31, 2024, as compared to 2023, is due to issuing more restricted stock awards at a higher per unit grant date value in the first quarter of 2024.

Professional fees consist primarily of accounting and legal expenses.  Professional fees decreased for the three months ended March 31, 2024 as compared to March 31, 2023 due to the lack of unusual accounting activity in the first quarter of 2024 as compared to the 2023 period.

Depreciation and amortization decreased due to the reversal of the acquisition of a portion of the Green Tree assets and a revaluation of the Green Tree and Green Man acquisitions as of the year ended December 31, 2023.

Other Expense

	Three months ended March 31,			Percent
	2024	2023	Change	Change
Amortization of debt discount	$120,330	$181,677	$(61,347)	(34)%
Interest expense	553,743	449,311	104,432	23%
(Gain) loss on derivative liability	(1,493)	(1,307)	(186)	14%
(Gain) loss on contingent earnout	102,851	—	102,851	100%
	$775,431	$629,681	$145,750	23%

Amortization of debt discount decreased during the three months ended March 31, 2024, as compared to March 31, 2023 due to the change in outstanding debt related to the Green Tree acquisition reversal. Interest expense increased during the three months ended March 31, 2024, as compared to March 31, 2023, due to the addition of the 12% Notes with an interest rate of 12% in Q3 2022. The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants. The loss on contingent earnout reflects the change in the fair value of the Green Tree Contingent Earnout liability.

Retail

	Three months ended March 31,			Percent
	2024	2023	Change	Change
Revenues	$3,685,881	$5,110,619	$(1,424,738)	(28)%
Costs and expenses	(3,116,260)	(4,535,568)	(1,419,308)	(31)%
Segment operating income	$569,621	$575,051	$(5,430)	(1)%

With the partial reversal of the acquisition of Green Tree in Q3 2023, retail revenue decreased for the three months ended March 31, 2024, compared to March 31, 2023. Costs and expenses also decreased as a result of the partial acquisition reversal.

Cultivation

	Three months ended March 31,			Percent
	2024	2023	Change	Change
Revenues	$248,642	$684,017	$(435,375)	(64)%
Costs and expenses	(608,286)	(1,139,573)	(531,287)	(47)%
Segment operating loss	$(359,644)	$(455,556)	$95,912	(21)%

The decrease in revenues for the three months ended March 31, 2024 compared to March 31, 2023, is due to the closure of three cultivations during Q2 2023 and a reduction in grow operations at one of the remaining cultivations facilities in Q1 2023. The decrease in cost and expenses for the three months ended March 31, 2024 compared to March 31, 2023 is attributed is due to the closure of three cultivations during Q2 2023 and a reduction in grow operations at one of the remaining cultivations facilities in Q1 2023.  The costs and expense incurred between our dispensaries and cultivation locations are eliminated in consolidation.

Liquidity

Sources of liquidity

Our sources of liquidity historically have included the cash exercise of common stock options and warrants, debt, and the issuance of common stock or other equity-based instruments. We anticipate our significant uses of resources will include funding operations.

Sources and uses of cash

We had cash of $414,225and $969,676 as of March 31, 2024 and December 31, 2023, respectively. Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(274,467)	$(502,965)
Net cash used in investing activities	$(20,638)	$(280,892)
Net cash (used in) provided by financing activities	$(260,346)	$(339,814)

Net cash used in operating activities decreased in 2024 due to the reversal of the acquisition of a portion of the Green Tree assets.

Net cash used in investing activities for the three months ended March 31, 2024 from March 31, 2023 decreased as a result of a lack of acquisition activity in 2024.

Net cash used in financing activities for the three months ended March 31, 2024 decreased from March 31, 2023 due to the partial reversal of the acquisition of a portion of the Green Tree assets.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2024. Part of our growth strategy, however, is to acquire operating businesses. We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

Goodwill and Intangibles

Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill and long-lived intangible assets are tested for impairment at least annually in accordance with the provisions of ASC No. 350, Intangibles-Goodwill and Other (“ASC No. 350”). ASC No. 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carry value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We test goodwill annually in December, unless an event occurs that would cause us to believe the value is impaired at an interim date. See our Annual Report on Form 10-K for the year ended December 31, 2023, for discussion of the Company’s significant accounting policies.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, which have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently subject to any material legal proceedings outside the ordinary course of our business.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREES CORPORATION

Date: May 14, 2024	/s/ Adam Hershey
Adam Hershey, Interim Chief Executive Officer
Principal Executive Officer

/s/ Edward Myers
Edward Myers, Interim Chief Financial Officer
Principal Financial and Accounting Officer