Form 10-Q
period 2024-06-30
TREES Corp (Colorado)
filed 2024-08-09
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2024.

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

As of August 9, 2024, there were 108,746,520 issued and outstanding shares of common stock.

TREES CORPORATION

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TREES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$383,029	$969,676
Accounts receivable, net of allowance of $53,098 and $42,000, respectively	191,441	111,863
Inventories, net	1,020,306	860,918
Prepaid expenses and other current assets	197,758	411,911
Total current assets	1,792,534	2,354,368

Right-of-use operating lease asset	1,724,897	1,979,833
Property and equipment, net	1,277,900	1,395,104
Intangible assets, net	1,377,440	1,637,491
Goodwill	15,880,097	15,880,097
Total assets	$22,052,868	$23,246,893

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$2,522,589	$2,617,536
Interest payable	1,961,350	1,570,077
Income tax payable	1,719,835	392,765
Operating lease liability, current	843,229	846,201
Finance lease liability, current	84,746	205,400
Accrued stock payable	60,900	60,900
Accrued dividends	123,900	106,200
Warrant derivative liability	—	4,716
Accrued legal fees	72,000	102,000
Notes payable - current	157,763	1,092,382
Contingent Earnout Liability	—	367,056
Total current liabilities	7,546,312	7,365,233

Operating lease liability, non-current	996,525	1,218,392
Finance lease liability, non-current	586,722	501,248
Notes payable - non-current (net of unamortized discount)	15,037,637	14,013,861
Total liabilities	24,167,196	23,098,734

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit)
Preferred stock, no par value; 5,000,000 and 5,000,000 shares authorized; 1,180 and 1,180 issued and outstanding, respectively	1,073,446	1,073,446
Common stock, $0.001 par value; 200,000,000 and 200,000,000 shares authorized; 108,746,520 and 108,746,520 shares issued and outstanding, respectively	108,746	108,746
Additional paid-in capital	99,729,914	99,450,307
Accumulated deficit	(103,026,434)	(100,484,340)
Total stockholders’ equity (deficit)	(2,114,328)	148,159
Total liabilities and stockholders’ equity (deficit)	$22,052,868	$23,246,893

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue
Retail sales	$3,689,122	$5,079,564	$7,375,003	$10,190,183
Cultivation sales	—	18,430	—	18,430
Total revenue	3,689,122	5,097,994	7,375,003	10,208,613

Costs and expenses
Cost of sales	1,687,442	3,230,777	3,876,537	6,288,491
Selling, general and administrative	1,333,836	2,485,751	2,779,088	4,781,991
Stock-based compensation	—	18,054	14,968	45,450
Professional fees	237,135	543,566	560,708	1,151,110
Depreciation and amortization	216,907	290,579	407,248	583,421
Total costs and expenses	3,475,320	6,568,727	7,638,549	12,850,463

Operating income (loss)	213,802	(1,470,733)	(263,546)	(2,641,850)

Other income (expenses)
Amortization of debt discount	(174,305)	(220,077)	(294,635)	(401,754)
Interest expense	(457,172)	(716,728)	(1,010,915)	(1,166,039)
Gain on derivative liability	3,223	3,912	4,716	5,219
Gain on contingent earnout	469,907	—	367,056	—
Loss on sale of assets	—	(2,400)	—	(2,400)
Other income	—	369,871	—	369,871
Total other income (expenses)	(158,347)	(565,422)	(933,778)	(1,195,103)

Net income (loss) from operations before income taxes	55,455	(2,036,155)	(1,197,324)	(3,836,953)

Provision for income taxes	(1,190,087)	—	(1,327,070)	(85,736)
Loss from operations	(1,134,632)	(2,036,155)	(2,524,394)	(3,922,689)

Accrued preferred stock dividend	—	—	(17,700)	(17,700)

Net loss attributable to common stockholders	$(1,134,632)	$(2,036,155)	$(2,542,094)	$(3,940,389)

Basic and diluted loss per common share

Net loss attributable to common stockholders’ per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Basic and diluted weighted average common shares outstanding	108,746,520	118,664,094	108,746,520	118,664,094

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(2,524,394)	$(3,922,689)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount and equity issuance costs	294,635	401,754
Depreciation and amortization	356,232	583,421
Amortization of right of use lease assets	51,016	—
Non-cash lease expense	254,936	40,829
Bad debt expense	12,098	—
Loss (gain) on disposal of property and equipment	—	2,400
Loss (gain) on contingent earnout	(367,056)	—
Loss (gain) on derivative liability	(4,716)	(5,219)
Stock-based compensation	14,968	45,450
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(91,676)	(72,679)
Prepaid expenses and other assets	214,153	(20,472)
Inventories	(159,388)	(262,574)
Income taxes	1,327,070	85,742
Accounts payable, accrued liabilities, and interest payable	266,328	2,243,767
Operating lease liabilities	(224,839)	(3,035)
Net cash used in operating activities	(580,633)	(883,305)

Cash flows from investing activities
Purchase of property and equipment	(29,994)	(10,732)
Acquisition of Station 2 assets	—	(256,582)
Net cash used in investing activities	(29,994)	(267,314)

Cash flows from financing activities
Payments on notes payable	(440,840)	(705,599)
Payments on finance lease	(35,180)	(83,647)
Proceeds from notes payable	500,000	—
Net cash (used in) provided by financing activities	23,980	(789,246)

Net decrease in cash and cash equivalents	(586,647)	(1,939,865)
Cash and cash equivalents, beginning of period	969,676	2,583,833
Cash and cash equivalents, end of period	$383,029	$643,968

Supplemental schedule of cash flow information
Cash paid for interest	$615,974	$673,695
Cash paid for taxes	$6,319	$6

Non-cash investing & financing activities
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$—	$348,825
Non-cash debt issuance for acquisition of Station 2 assets	$—	$333,953
Accrued dividends	$17,700	$17,700
Non-cash extinguishment of debt for Trees MLK Assets	$264,639	$—

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

	For the three months ended June 30, 2024
	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

April 1, 2024	1,180	$1,073,446	108,746,520	$108,746	$99,465,275	$(101,891,802)	$(1,244,335)
Share-based compensation	—	—	—	—	—	—	—
Capital contribution related to the forgiveness of the Trees MLK Note	—	—	—	—	264,639	—	264,639
Net loss	—	—	—	—	—	(1,134,632)	(1,134,632)
June 30, 2024	1,180	$1,073,446	108,746,520	$108,746	$99,729,914	$(103,026,434)	$(2,114,328)

	For the three months ended June 30, 2023
	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
April 1, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,626,157	$(95,288,616)	$4,529,651
Share-based compensation	—	—	—	—	18,054	—	18,054
Net loss	—	—	—	—	—	(2,036,155)	(2,036,155)
June 30, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,644,211	$(97,324,771)	$2,511,550

	For the six months ended June 30, 2024
	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
January 1, 2024	1,180	$1,073,446	108,746,520	$108,746	$99,450,307	$(100,484,340)	$148,159
Share-based compensation	—	—	—	—	14,968	—	14,968
Capital contribution related to the forgiveness of the Trees MLK Note	—	—	—	—	264,639	—	264,639
Dividend on Preferred Stock	—	—	—	—	—	(17,700)	(17,700)
Net loss	—	—	—	—	—	(2,524,394)	(2,524,394)
June 30, 2024	1,180	$1,073,446	108,746,520	$108,746	$99,729,914	$(103,026,434)	$(2,114,328)

	For the six months ended June 30, 2023
	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
January 1, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,598,761	$(93,384,382)	$6,406,489
Share-based compensation	—	—	—	—	45,450	—	45,450
Dividend on Preferred Stock	—	—	—	—	—	(17,700)	(17,700)
Net loss	—	—	—	—	—	(3,922,689)	(3,922,689)
June 30, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,644,211	$(97,324,771)	$2,511,550

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

In the opinion of management, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the six months ended June 30, 2024, are not necessarily indicative of the operating results for the year ending December 31, 2024, or any other interim or future periods. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

Reclassifications

Certain prior period amounts have been reclassified for consistency with current period presentation. These reclassifications had no effect on the reported results of operations.

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

Customer and Revenue Concentrations – Cultivation Segment

During the three months ended June 30, 2024 and 2023, 100% of SevenFive’s revenue was with three customers and 81% of SevenFive’s revenue was with two customers, respectively. During the six months ended June 30, 2024 and 2023, 100% of SevenFive’s revenue was with three customers and 77% of SevenFive’s revenue was with two customers, respectively. The customers in 2024 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

During the three months ended June 30, 2024 and 2023, 100% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with three customers, and 90% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with four customers, respectively. During the six months ended June 30, 2024 and 2023, 100% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with three customers, and 83% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with three customers, respectively. The customers in 2024 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

Basic and Diluted Loss Per Share

The company presents basic earnings per share (EPS) on the face of the statements of operation. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible debt instrument, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares as their effect is anti-dilutive.

The calculation of basic and diluted net income (loss) per share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Loss Per Share:
Net Loss	$(1,134,632)	$(2,036,155)	$(2,542,094)	$(3,940,389)
Denominator:
Weighted-Average common shares outstanding	108,746,520	118,664,094	108,746,520	118,664,094
Basic net income (loss) per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Potentially dilutive securities excluded from the basic and diluted net income per share are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Convertible Debt	33,750,000	24,107,143	33,750,000	24,107,143
Warrants to purchase common stock	40,518,462	31,804,686	43,363,476	24,013,547
Options to purchase common stock	4,561,825	4,973,825	4,561,825	4,973,825
	78,830,287	60,885,654	81,675,301	53,094,515

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and have primarily funded its operations with proceeds from the issuance of debt and equity. The Company incurred a net loss of $2,524,394 and lost $580,632 in cash from operations during the six months ended June 30, 2024, respectively, and had an accumulated deficit of $103,026,434 as of June 30, 2024. We had cash and cash equivalents of $383,029 as of June 30, 2024. The Company expects our operating losses to continue into the foreseeable future as we continue to execute our acquisition and growth strategy.  As a result, The Company has concluded that there is substantial doubt about its ability to continue as a going concern.  The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to fund operations, support our planned investing activities, and repay its debt obligations as they become due. If the Company is unable to obtain additional funding, the Company would be forced to delay, reduce, or eliminate some or all of our acquisition efforts, which could adversely affect its growth plans.

Summary of Significant Accounting Policies

See our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, for discussion of the Company’s significant accounting policies.

Recently Issued Accounting Standards

The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

NOTE 2. INVENTORIES

Our inventories consisted of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$—	$351,241
Work-in-progress and finished goods	1,020,306	509,677
Inventories	$1,020,306	$860,918

NOTE 3. LEASES

The Company’s leases consist primarily of real estate leases for retail and cultivation facilities. All but one of the Company’s leases are classified as operating leases. The lease for the retail dispensary acquired in the Green Man transaction is classified as a finance lease. The current and non-current portions of the operating lease liabilities and finance lease liabilities are disclosed separately on the accompanying condensed balance sheets. The finance lease ROU asset is included in property and equipment, net and the operating lease ROU asset is disclosed separately on the accompanying condensed balance sheets. As the rate implicit in the Company’s leases is not readily determinable, we used an estimated incremental borrowing rate of 20% in determining the present value of lease payments.

The operating lease expense for the three and six months ended June 30, 2024, and June 30, 2023, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Straight-line operating lease expense	$245,554	$338,463	$462,578	$731,728
Variable lease cost	51,016	255,348	104,626	458,174
Total operating lease expense	$296,570	$593,811	$567,204	$1,189,902

The finance lease expense for the three months ended June 30, 2024, and June 30, 2023, was approximately $41,824 and $41,823, respectively. The finance lease expense for the six months ended June 30, 2024, and June 30, 2023 was approximately $83,647 and $83,647, respectively.

Related party leases

As of June 30, 2024, one of the Company’s operating leases, a cultivation facility lease, is a related party lease as the landlord is a principal shareholder and former board member of the Company. As of June 30, 2024, the ROU asset, operating lease liability, current, and operating lease liability, non-current for the related party leases were $94,816, $110,000 and ($10,581), respectively. For the three months ended June 30, 2024 and 2023, the total lease expense for related party leases was $30,000 and $127,790, respectively. For the six months ended June 30, 2024 and 2023, the total lease expense for related party leases was $60,000 and $255,580, respectively.

Lease Maturities

Future remaining minimum lease payments on our operating leases and finance lease are as follows:

Year ending December 31,	Operating leases	Finance lease
2024 (remaining six months)	$425,189	$102,700
2025	780,439	171,043
2026	452,948	136,940
2027	302,095	143,102
2028	245,456	149,542
Thereafter	667,154	668,558
Total	2,873,281	1,371,885
Less: Present value adjustment	(1,033,527)	(700,417)
Lease liability	1,839,754	671,468
Less: Lease liability, current	(843,229)	(84,746)
Lease liability, non-current	$996,525	$586,722

The total remaining lease payments in the table above include $772,051 related to renewal option periods that management is reasonably certain will be exercised. The majority of this amount relates to the flagship Trees location in Englewood, Colorado.

As of June 30, 2024, the weighted average remaining term of the Company’s operating leases is 4.75 years, and the remaining term on the finance lease is 8.5 years.

None of the Company’s leases contain residual value guarantees or restrictive covenants.

Supplemental cash flow information

For the six months ended June 30,	2024	2023
Supplemental cash flow information
Cash paid for amounts included in operating lease liability	$567,204	$701,661
Cash paid for amounts included in finance lease liability	$83,647	$100,000
Supplemental lease disclosures of non-cash transactions:
ROU assets obtained in exchange for operating lease liabilities	$—	$348,825

NOTE 4. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2022	$60,900	100,000
Stock issued	—	—
Balance as of December 31, 2023	$60,900	100,000
Stock issued	—	—
Balance as of June 30, 2024	$60,900	100,000

The outstanding balance of accrued stock payable as of June 30, 2024 relates to a February 18, 2020 grant of 100,000 fully vested shares for consulting services. Based on a stock price of $0.61 on the date of grant, the consultant will receive $60,900 worth of our Common Stock. As of June 30, 2024, none of the stock had been issued.

NOTE 5.   NOTES PAYABLE

Our notes payable consisted of the following:

	June 30, 2024			December 31, 2023
	Third-party	Related-party	Total	Third-party	Related-party	Total
2022 12% Notes	$13,167,796	332,204	13,500,000	$13,167,796	$332,204	$13,500,000
Trees Transaction Notes	—	—	—	—	326,811	326,811
Green Tree Acquisition Notes	—	468,333	468,333	—	562,000	562,000
Green Man Acquisition Notes	1,270,000	—	1,270,000	1,555,000	—	1,555,000
Working Capital Notes	1,000,000	—	1,000,000	500,000	—	500,000
Unamortized debt discount	(1,023,010)	(19,923)	(1,042,933)	(1,312,427)	(25,141)	(1,337,568)
Total debt	14,414,786	780,614	15,195,400	13,910,369	1,195,874	15,106,243
Less: Current portion	(96,363)	(61,400)	(157,763)	(605,000)	(487,382)	(1,092,382)
Long-term portion	$14,318,423	$719,214	$15,037,637	$13,305,369	$708,492	$14,013,861

Trees Transaction Notes

In January 2022, with the completion of the Trees MLK acquisition, we are obligated to pay the Seller cash equal to $384,873 in equal monthly installments over a period of 24 months. As of June 30, 2024 and 2023, the debt balance of this note was nil and $224,509, respectively. During the year, the Trees MLK Seller forgave the remaining principal balance $264,639 owed from the Trees MLK acquisition. As the debt holder is also a shareholder of the Company, the effect of this debt forgiveness was accounted for as a capital contribution in paid-in capital.

Green Man Acquisition Notes

In December 2022, with the completion of the Green Man Acquisition, we are obligated to pay the Seller cash equal to $1,500,000 in equal monthly installments over a period of 18 months. The payments begin in December 2023 and the payment is equal to $83,333 per month. The relative fair value of this obligation resulted in a debt discount of $275,154. We recorded amortization of debt discount expense from this obligation of $36,656 and $38,379 for the three months ended June 30, 2024 and 2023, respectively, and $67,802 and $75,629 for the six months ended June 30, 2024 and 2023, respectively.

12% Notes – 2023 Modification

On December 15, 2023, the Company entered into Amended and Restated Senior Secured Convertible Notes with certain accredited investors to modify the original terms of the 12% Notes. We recorded amortization of debt discount expense from the 12% Notes of $117,648 and $77,551 for the three months ended June 30, 2024 and 2023, respectively and $206,832 and $154,250 for the six months ended June 30, 2024 and 2023, respectively.

In addition to the Amended Notes, the Lead Investor agreed to provide an additional $250,000 in a separate note (the “2023 Working Capital Note”) which includes a liquidation preference to recover 1.25x the original investment in the event that the Company commences any dissolution, liquidation, or winding up. At our option, the Lead Investor shall provide up to an additional $250,000, and, in such event, the 2023 Working Capital Note shall have a liquidation preference of 1.5x the original investment, applicable to the full $500,000, in the event that the Company commences any dissolution, liquidation, or winding up. The 2023 Working Capital Note bears interest at 12% per annum and is due and payable on September 15, 2026. As of December 31, 2023, the balance of the Working Capital Note was $500,000, as the Company requested and received the additional $250,000 optional amount.

On June 15th, 2024 the Lead Investor agreed to provide an additional $250,000 in a separate note (the “2024 Working Capital Note”) which includes a liquidation preference to recover 1.25x the original investment in the event that the Company commences any dissolution, liquidation, or winding up. At our option, the Lead Investor shall provide up to an additional $250,000, and, in such event, the 2024 Working Capital Note shall have a liquidation preference of 1.5x the original investment, applicable to the full $500,000, in the event that the Company commences any dissolution, liquidation, or winding up. The 2024 Working Capital Note bears interest at 12% per annum and is due and payable on September 15, 2026. As of June 30, 2024, the balance of the Working Capital Note was $500,000, as the Company requested and received the additional $250,000 optional amount.

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

As of June 30, 2024 and December 31, 2023, we have recorded accrued dividends of $123,900 and $106,200, respectively. Dividends were nil for the three months ended June 30, 2024 and 2023 and $17,700 and $17,700 for the six months ended June 30, 2024 and 2023, respectively.

Stock-based compensation

Stock-based Awards

As of June 30, 2024, the Company has two active plans, the 2020 Omnibus Incentive Plan approved by the Board in November 2020 (“2020 Plan”) and the 2014 Equity Incentive Plan approved by the Board in October 2014 (“2014 Plan” and collectively with the 2020 Plan the “Stock Incentive Plans”) that allow the Board of Directors to grant stock-based awards to eligible employees, non-employee directors, and consultants of the Company and its subsidiaries. Under the Stock Incentive Plans, the Board may grant non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock to be authorized for issuance under the Stock Incentive Plans is 25 million shares. As of June 30, 2024, stock-based awards for approximately 17.5 million shares are available to be issued under the Stock Incentive Plans.

Stock Options

The following summarizes Employee Awards activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	per Share	Term (in years)
Outstanding as of December 31, 2023	4,796,825	$1.05	2.3
Granted	—	—	—
Forfeited or expired	(235,000)	1.53	—
Outstanding as of June 30, 2024	4,561,825	$1.00	1.94

Exercisable as of June 30, 2024	4,561,825	$1.00	1.94

The intrinsic value of the exercisable warrants as of June 30, 2024 was $22,000.

As of June 30, 2024, there was no unrecognized compensation expense related to unvested employee awards.

We recorded nil in compensation expense for the three months ended June 30, 2024 and 2023, respectively and nil in compensation expense for the six months ended June 30, 2024 and 2023, respectively.

Restricted Stock Awards

During the three months ended June 30, 2024, the Company did not grant any Restricted Stock Units. During the six months ended June 30, 2024, the Company granted 429,630 Restricted Stock Units with a fair value of $28,656 pursuant to the 2020 Omnibus Incentive Plan to directors and an employee (“2024 RSUs”). The 2024 RSUs vest seven years from the grant date, or earlier upon certain triggering events as defined in the agreement, and upon vesting convert into one share of the Company’s common stock. The fair value of the 2024 RSUs is determined based on the closing price of the Company’s common stock on the grant date.

The Company recorded nil and $18,054 in compensation expense during the three months ended June 30, 2024, and 2023, respectively, and $14,968 and $45,450 in compensation expense during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, none of the RSU’s have vested.

A summary of the Company’s grants of restricted stock units under the 2020 Omnibus Incentive Plan is presented below:

		Weighted-
		Average
	Number of	Grant
	Shares	Date Value
Outstanding as of December 31, 2023	2,240,462	$0.04
Granted	429,630	0.07
Forfeited or expired	—	—
Outstanding as of June 30, 2024	2,670,092	$0.05

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

The fair value of the contingent earnout liability was $0 and $367,056 at June 30, 2024 and December, 31 2023, respectively. The change in fair value in the three months and six months ended June 30, 2024 resulted in a gain on change in fair value of $469,907 and $367,056, respectively. The contingent earnout liability remained after the Green Tree Acquisition was partially reversed in Q3 2023 and expired in Q2 2024.

NOTE 8. RELATED PARTY TRANSACTIONS

On September 16, 2022, the Company entered into a new consulting agreement with Adam Hershey, its Interim Chief Executive Officer, pursuant to which Mr. Hershey will continue to serve as the Company’s Interim Chief Executive Officer with compensation equal to $200,000 per annum, payable by the Company, monthly. The term of the consulting agreement is for a period of one year, with automatic six-month renewals thereafter unless terminated by either party. As part of the new consulting agreement, the Company has also agreed to extend warrants to purchase 7,280,007 shares of Common Stock, held by an affiliate of Mr. Hershey, for an additional two years until May 29, 2027. The exercise price and all other terms and conditions of such warrants remain unchanged. We paid $50,000 and $50,000 for the three months ended June 30, 2024 and 2023, respectively, and $100,000 and $100,000 for the six months ended June 30, 2024 and 2023, respectively.

In February 2023, the Company completed the acquisition of Station 2, LLC’s assets. Station 2, LLC is owned by a board member, who is also a shareholder of the Company. This acquisition was subsequently reversed in Q3 of 2023.

The Company currently has a lease agreement with Dalton Adventures, LLC in which the Company leases 17,000 square feet of greenhouse space in Boulder, Colorado for $29,691 a month, of which $27,000 is base rent and $2,691 is property taxes. The base rent decreased to $10,000 per month starting in May 2023. The owner of Dalton Adventures, LLC is a principal shareholder and former board member of the Company.  We have incurred $30,000 and $75,849 in related party lease expense for the three months ended June 30, 2024 and 2023, respectively, and $60,000 and $151,698 in related party lease expense for the six months ended June 30, 2024 and 2023, respectively. See Note 3 for further discussion of the Company’s obligations associated with related party leases.

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

Three months ended June 30,

2024	Retail	Cultivation	Eliminations	Total
Revenues	$3,689,122	344,149	(344,149)	3,689,122
Costs and expenses	(2,981,932)	(211,796)	344,149	(2,849,552)
Segment operating income	$707,190	$132,353	$—	839,570
Corporate expenses				(784,115)
Net loss from continuing operations before income taxes				$55,455

2023	Retail	Cultivation	Eliminations	Total
Revenues	$5,079,564	$944,830	$(926,400)	$5,097,994
Costs and expenses	(5,347,268)	(1,046,274)	926,400	(5,467,142)
Segment operating income	$(267,704)	$(101,444)	$—	(369,148)
Corporate expenses				(1,667,007)
Net loss from continuing operations before income taxes				$(2,036,155)

Six months ended June 30,

2024	Retail	Cultivation	Eliminations	Total
Revenues	$7,375,003	592,791	(592,791)	7,375,003
Costs and expenses	(6,098,192)	(820,082)	592,791	(6,325,483)
Segment operating income	$1,276,811	$(227,291)	$—	1,049,520
Corporate expenses				(2,246,844)
Net loss from continuing operations before income taxes				$(1,197,324)

2023	Retail	Cultivation	Eliminations	Total
Revenues	$10,190,183	$1,628,847	$(1,610,417)	$10,208,613
Costs and expenses	(9,882,836)	(2,185,847)	1,610,417	(10,458,266)
Segment operating income	$307,347	$(557,000)	$—	(249,653)
Corporate expenses				(3,587,300)
Net loss from continuing operations before income taxes				$(3,836,953)

	June 30,	December 31,
Total assets	2024	2023
Retail	$19,504,130	$20,491,961
Cultivation	1,987,481	1,736,685
Corporate	561,257	1,018,247
Total assets – segments	22,052,868	23,246,893
Intercompany eliminations	—	—
Total assets – consolidated	$22,052,868	$23,246,893

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

Our principal business model is to acquire, integrate and optimize cannabis companies in the retail and cultivation segments utilizing the combined experience of entrepreneurs and synergistic operations of our vertically integrated network. During the three months ended June 30, 2024 and 2023, 100% of SevenFive’s revenue was with three customers and 81% of SevenFive’s revenue was with two customers, respectively. During the six months ended June 30, 2024 and 2023, 100% of SevenFive’s revenue was with three customers and 77% of SevenFive’s revenue was with two customers, respectively. The customers in 2024 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

During the three months ended June 30, 2024 and 2023, 100% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with three customers, and 90% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with four customers, respectively. During the six months ended June 30, 2024 and 2023, 100% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with three customers, and 83% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with three customers, respectively. The customers in 2024 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

Results of Operations

The following tables set forth, for the periods indicated, statements of operations data. The tables and the discussion below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto in this report.

	Three months ended June 30,			Percent
	2024	2023	Change	Change
Revenues	$3,689,122	$5,097,994	$(1,408,872)	(28)%
Costs and expenses	(3,475,320)	(6,568,727)	3,093,407	(47)%
Other expense	(158,347)	(565,422)	407,075	(72)%

Net Gain (Loss) before income taxes	$55,455	$(2,036,155)	$2,091,610	103%

	Six months ended June 30,			Percent
	2024	2023	Change	Change
Revenues	$7,375,003	$10,208,613	$(2,833,610)	(28)%
Costs and expenses	(7,638,549)	(12,850,463)	5,211,914	(41)%
Other expense	(933,778)	(1,195,103)	261,325	(22)%

Net Loss before income taxes	$(1,197,324)	$(3,836,953)	$2,639,629	(69)%

Revenues

The reversal of the acquisition of a portion of the Green Tree assets, which were returned in Q3 2023, contributed to the decrease in revenues and expenses for the three months ended June 30, 2024 compared to June 30, 2023, and for the six months ended June 30, 2024 and June 30, 2023, respectively.

Costs and expenses

	Three months ended June 30,			Percent
	2024	2023	Change	Change
Cost of sales	$1,687,442	$3,230,777	$(1,543,335)	(48)%
Selling, general and administrative	1,333,836	2,485,751	(1,151,915)	(46)%
Stock-based compensation	—	18,054	(18,054)	(100)%
Professional fees	237,135	543,566	(306,431)	(56)%
Depreciation and amortization	216,907	290,579	(73,672)	(25)%
	$3,475,320	$6,568,727	$(3,093,407)	(47)%

	Six months ended June 30,			Percent
	2024	2023	Change	Change
Cost of sales	$3,876,537	$6,288,491	$(2,411,954)	(38)%
Selling, general and administrative	2,779,088	4,781,991	(2,002,903)	(42)%
Stock-based compensation	14,968	45,450	(30,482)	(67)%
Professional fees	560,708	1,151,110	(590,402)	(51)%
Depreciation and amortization	407,248	583,421	(176,173)	(30)%
	$7,638,549	$12,850,463	$(5,211,914)	(41)%

Cost of sales decreased for three and six months ended June 30, 2024, as compared to June 30, 2023 due to the reversal of the acquisition of a portion of the Green Tree assets.

Selling, general and administrative expense decreased for the three and six months ended June 30, 2024, as compared to June 30, 2023 due to the decreased expenses resulting from the reversal of the acquisition of one dispensary and one cultivation facility in the third quarter of 2023 and one additional dispensary license in the first quarter of 2023, resulting in a decrease in employees and rent expense.

Stock-based compensation included the following:

	Three months ended June 30,			Percent
	2024	2023	Change	Change
Restricted Stock Awards	$—	$18,054	$(18,054)	(100)%
	$—	$18,054	$(18,054)	(100)%

	Six months ended June 30,			Percent
	2024	2023	Change	Change
Restricted Stock Awards	$14,968	$45,450	$(30,482)	(67)%
	$14,968	$45,450	$(30,482)	(67)%

Employee awards are issued under our 2020 Omnibus Incentive Plan, which was approved by shareholders on November 23, 2020. Expense varies primarily due to the number of stock options and restricted stock awards granted and the share price on the date of grant. The decrease in expense for the three and six months ended June 30, 2024, as compared to June 30, 2023, is due to issuing less restricted stock awards at a higher per unit grant date value in the second quarter of 2024.

Professional fees consist primarily of accounting and legal expenses.  Professional fees decreased for the three and six months ended June 30, 2024 as compared to June 30, 2023 due to the lack of unusual accounting activity in the first and second quarters of 2024 as compared to the 2023 periods.

Depreciation and amortization decreased due to the reversal of the acquisition of a portion of the Green Tree assets and a revaluation of the Green Tree and Green Man acquisitions as of the three and six months ended June 30, 2024, as compared to June 30, 2023.

Other Expense

	Three months ended June 30,			Percent
	2024	2023	Change	Change
Amortization of debt discount	$174,305	$220,077	$(45,772)	(21)%
Interest expense	457,172	716,728	(259,556)	(36)%
(Gain) loss on derivative liability	(3,223)	(3,912)	689	(18)%
Gain on sale of assets	—	2,400	(2,400)	(100)%
Other (income)	—	(369,871)	369,871	(100)%
(Gain) loss on contingent earnout	(469,907)	—	(469,907)	100%
	$158,347	$565,422	$(407,075)	(72)%

Other Expense

	Six months ended June 30,			Percent
	2024	2023	Change	Change
Amortization of debt discount	$294,635	$401,754	$(107,119)	(27)%
Interest expense	1,010,915	1,166,039	(155,124)	(13)%
(Gain) loss on derivative liability	(4,716)	(5,219)	503	(10)%
Gain on sale of assets	—	2,400	(2,400)	(100)%
Other income	—	(369,871)	369,871	(100)%
(Gain) loss on contingent earnout	(367,056)	—	(367,056)	100%
	$933,778	$1,195,103	$(261,325)	(22)%

Amortization of debt discount decreased during the three and six months ended June 30, 2024, as compared to June 30, 2023 due to the change in outstanding debt related to the Green Tree acquisition reversal. Interest expense decreased during the three and six months ended June 30, 2024, as compared to June 30, 2023, due to the modification of the 12% Notes with an interest rate of 12% in Q4 2023 and a delay in Q2 2023 payments. The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants which expired in Q2 2024. The loss on contingent earnout reflects the change in the fair value of the Green Tree Contingent Earnout liability which expired in Q2 2024.

Retail

	Three months ended June 30,			Percent
	2024	2023	Change	Change
Revenues	$3,689,122	$5,079,564	$(1,390,442)	(27)%
Costs and expenses	(2,981,932)	(5,347,268)	2,365,336	(44)%
Segment operating income	$707,190	$(267,704)	$974,894	364%

	Six months ended June 30,			Percent
	2024	2023	Change	Change
Revenues	$7,375,003	$10,190,183	$(2,815,180)	(28)%
Costs and expenses	(6,098,192)	(9,882,836)	3,784,644	(38)%
Segment operating income	$1,276,811	$307,347	$969,464	315%

With the partial reversal of the acquisition of Green Tree in Q3 2023, retail revenue decreased for the three and six months ended June 30, 2024, compared to June 30, 2023. Costs and expenses also decreased as a result of the partial acquisition reversal.

Cultivation

	Three months ended June 30,			Percent
	2024	2023	Change	Change
Revenues	$344,149	$944,830	$(600,681)	(64)%
Costs and expenses	(211,796)	(1,046,274)	834,478	(80)%
Segment operating gain (loss)	$132,353	$(101,444)	$233,797	230%

	Six months ended June 30,			Percent
	2024	2023	Change	Change
Revenues	$592,791	$1,628,847	$(1,036,056)	(64)%
Costs and expenses	(820,082)	(2,185,847)	1,365,765	(62)%
Segment operating loss	$(227,291)	$(557,000)	$329,709	(59)%

The decrease in revenues for the three and six months ended June 30, 2024 compared to June 30, 2023, is due to the closure of three cultivations during Q2 2023 and a reduction in grow operations at one of the remaining cultivations facilities in Q1 2023. The decrease in cost and expenses for the three and six months ended June 30, 2024 compared to June 30, 2023 is attributed to the closure of three cultivations during Q2 2023 and a reduction in grow operations at one of the remaining cultivations facilities in Q1 2023.  The costs and expense incurred between our dispensaries and cultivation locations are eliminated in consolidation.

Liquidity

Sources of liquidity

Our sources of liquidity historically have included the cash exercise of common stock options and warrants, debt, and the issuance of common stock or other equity-based instruments. We anticipate our significant uses of resources will include funding operations.

Sources and uses of cash

We had cash of $383,029 and $969,676 as of June 30, 2024 and December 31, 2023, respectively. Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(580,633)	$(883,305)
Net cash used in investing activities	$(29,994)	$(267,314)
Net cash (used in) provided by financing activities	$23,980	$(789,246)

Net cash used in operating activities increased in 2024 due to the expiration and subsequent gain of the Green Tree contingent earnout.

Net cash used in investing activities for the six months ended June 30, 2024 from June 30, 2023 decreased as a result of a lack of acquisition activity in 2024.

Net cash used in financing activities for the six months ended June 30, 2024 decreased from June 30, 2023 due to the partial reversal of the acquisition of a portion of the Green Tree assets and the issuance of the 2024 Working Capital Note.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2024. Part of our growth strategy, however, is to acquire operating businesses. We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, which have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits
10.1	Form of Working Capital Note with issue date of June 15, 2024 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed on June 14, 2024).
10.2	Amended and Restated Working Capital Note dated December 15, 2023 (issue date of June 15, 2024) (incorporated by reference to Exhibit 10.2 of our Form 8-K filed on June 14, 2024).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREES CORPORATION

Date: August 9, 2024	/s/ Adam Hershey
Adam Hershey, Interim Chief Executive Officer
Principal Executive Officer

/s/ Edward Myers
Edward Myers, Interim Chief Financial Officer
Principal Financial and Accounting Officer