Form 10-Q
period 2024-09-30
TREES Corp (Colorado)
filed 2024-11-08
CIK 1477009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2024.

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

As of November 8th, 2024, there were 108,746,520 issued and outstanding shares of common stock.

TREES CORPORATION

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TREES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$245,367	$969,676
Accounts receivable, net of allowance of $50,471 and $42,000, respectively	7,038	111,863
Inventories	687,763	860,918
Prepaid expenses and other current assets	365,553	411,911
Total current assets	1,305,721	2,354,368

Right-of-use operating lease asset	1,505,824	1,979,833
Property and equipment, net	1,220,260	1,395,104
Intangible assets, net	1,247,415	1,637,491
Goodwill	15,880,097	15,880,097
Total assets	$21,159,317	$23,246,893

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$2,648,984	$2,617,536
Interest payable	2,088,731	1,570,077
Income tax payable	392,765	392,765
Uncertain tax benefit liability, net	990,731	—
Operating lease liability, current	766,562	846,201
Finance lease liability, current	71,230	205,400
Accrued stock payable	60,900	60,900
Accrued dividends	123,900	106,200
Warrant derivative liability	—	4,716
Accrued legal fees	54,000	102,000
Notes payable - current	945,571	1,092,382
Contingent earnout liability	—	367,056
Total current liabilities	8,143,374	7,365,233

Operating lease liability, non-current	843,835	1,218,392
Finance lease liability, non-current	581,294	501,248
Notes payable - non-current (net of unamortized discount)	14,214,151	14,013,861
Total liabilities	23,782,654	23,098,734

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit)
Preferred stock, no par value; 5,000,000 and 5,000,000 shares authorized; 1,180 and 1,180 issued and outstanding, respectively	1,073,446	1,073,446
Common stock, $0.001 par value; 200,000,000 and 200,000,000 shares authorized; 108,746,520 and 108,746,520 shares issued and outstanding, respectively	108,746	108,746
Additional paid-in capital	99,729,914	99,450,307
Accumulated deficit	(103,535,443)	(100,484,340)
Total stockholders’ equity (deficit)	(2,623,337)	148,159
Total liabilities and stockholders’ equity (deficit)	$21,159,317	$23,246,893

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue
Retail sales	$3,298,839	$4,038,019	$10,673,842	$14,228,202
Cultivation sales	11,420	73,564	11,420	91,994
Total revenue	3,310,259	4,111,583	10,685,262	14,320,196

Costs and expenses
Cost of sales	1,957,455	2,442,541	5,833,992	8,731,032
Selling, general and administrative	1,271,696	1,962,641	4,050,784	6,744,632
Stock-based compensation	—	8,745	14,968	54,195
Professional fees	173,262	53,259	733,970	1,204,369
Depreciation and amortization	179,485	251,605	586,733	835,026
Total costs and expenses	3,581,898	4,718,791	11,220,447	17,569,254

Operating income (loss)	(271,639)	(607,208)	(535,185)	(3,249,058)

Other income (expenses)
Amortization of debt discount	(123,888)	(219,785)	(418,523)	(621,539)
Interest expense	(467,651)	(296,242)	(1,478,566)	(1,462,281)
Gain (loss) on extinguishment of debt	34,876	(218,237)	34,876	(218,237)
Gain (loss) on derivative liability	-	(2,860)	4,716	2,359
Gain on contingent earnout	-	—	367,056	—
Gain (loss) on disposal of assets	(23,816)	2,400	(23,816)	—
Gain (loss) on termination of lease	6,770	—	6,770	—
Other income	—	526,809	—	896,680
Total other income (expenses)	(573,709)	(207,915)	(1,507,487)	(1,403,018)

Net loss from operations before income taxes	(845,348)	(815,123)	(2,042,672)	(4,652,076)

Benefit (provision) for income taxes	336,339	—	(990,731)	(85,736)
Loss from operations	(509,009)	(815,123)	(3,033,403)	(4,737,812)

Accrued preferred stock dividend	—	—	(17,700)	(17,700)

Net loss attributable to common stockholders	$(509,009)	$(815,123)	$(3,051,103)	$(4,755,512)

Basic and diluted loss per common share

Net loss attributable to common stockholders’ per share	$(0.00)	$(0.01)	$(0.03)	$(0.04)

Basic and diluted weighted average common shares outstanding	108,746,520	118,664,094	108,746,520	118,664,094

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(3,033,403)	$(4,737,812)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount and equity issuance costs	418,522	621,539
Depreciation and amortization	586,735	835,026
Loss on disposal of assets	23,816	15,840
Gain on lease termination	(6,770)	—
Amortization of right of use lease assets	82,503	—
Non-cash lease expense	378,620	42,762
Bad debt expense	(9,471)	—
(Gain) loss on extinguishment of debt	(34,876)	202,397
Loss (gain) on contingent earnout	(367,056)	—
Loss (gain) on derivative liability	(4,716)	(2,359)
Stock-based compensation	14,968	54,195
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(62,361)	(163,805)
Prepaid expenses and other assets	219,015	(182,130)
Inventories	173,155	488,409
Income taxes	—	85,742
Uncertain tax benefit liability	990,731	—
Accounts payable, accrued liabilities, and interest payable	493,902	1,595,527
Operating lease liabilities	(345,253)	(2,763)
Net cash used in operating activities	(481,939)	(1,147,432)

Cash flows from investing activities
Purchase of property and equipment	(45,631)	(9,277)
Acquisition of Station 2 assets	—	(256,581)
Net cash used in investing activities	(45,631)	(265,858)

Cash flows from financing activities
Payments on notes payable	(1,057,328)	—
Payments on finance lease	(139,411)	(918,852)
Proceeds from notes payable	1,000,000	—
Net cash (used in) provided by financing activities	(196,739)	(918,852)

Net decrease in cash and cash equivalents	(724,309)	(2,332,142)
Cash and cash equivalents, beginning of period	969,676	2,583,833
Cash and cash equivalents, end of period	$245,367	$251,691

Supplemental schedule of cash flow information
Cash paid for interest	$919,724	$675,477
Cash paid for taxes	$6,319	$6

Non-cash investing & financing activities
Operating lease right-of-use asset obtained in exchange for new operating lease liabilities	$—	$348,825
Non-cash debt issuance for acquisition of Station 2 assets	$—	$333,953
Non-cash extinguishment of debt for the surrender of Station 2 assets	—	$(356,152)
Accrued dividends	$17,700	$17,700
Non-cash extinguishment of debt for Trees MLK Assets	$264,639	$—
Non-cash extinguishment of debt for previous year Accounting Fees	$43,077	$—

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the three months ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

July 1, 2024	1,180	$1,073,446	108,746,520	$108,746	$99,729,914	$(103,026,434)	$(2,114,328)
Net loss	—	—	—	—	—	(509,009)	(509,009)
September 30, 2024	1,180	$1,073,446	108,746,520	$108,746	$99,729,914	$(103,535,443)	$(2,623,337)

	For the three months ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
July 1, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,644,211	$(97,324,771)	$2,511,550
Share-based compensation	—	—	—	—	8,745	—	8,745
Net loss	—	—	—	—	—	(815,123)	(815,123)
September 30, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,652,956	$(98,139,894)	$1,705,172

	For the nine months ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2024	1,180	$1,073,446	108,746,520	$108,746	$99,450,307	$(100,484,340)	$148,159
Share-based compensation	—	—	—	—	14,968	—	14,968
Capital contribution related to the forgiveness of the Trees MLK Note	—	—	—	—	264,639	—	264,639
Dividend on Preferred Stock	—	—	—	—	—	(17,700)	(17,700)
Net loss	—	—	—	—	—	(3,033,403)	(3,033,403)
September 30, 2024	1,180	$1,073,446	108,746,520	$108,746	$99,729,914	$(103,535,443)	$(2,623,337)

	For the nine months ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
January 1, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,598,761	$(93,384,382)	$6,406,489
Share-based compensation	—	—	—	—	54,195	—	54,195
Dividend on Preferred Stock	—	—	—	—	—	(17,700)	(17,700)
Net loss	—	—	—	—	—	(4,737,812)	(4,737,812)
September 30, 2023	1,180	$1,073,446	118,664,094	$118,664	$98,652,956	$(98,139,894)	$1,705,172

See Notes to unaudited condensed consolidated financial statements.

TREES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  NATURE OF OPERATIONS, HISTORY, AND PRESENTATION

Nature of Operations

TREES Corporation, a Colorado Corporation (the “Company,” “we,” “us,” or “our,”) is a cannabis retailer and cultivator in the States of Colorado and Oregon.

We presently operate five (5) cannabis dispensaries as follows:

●	Englewood, Colorado

o	5005 S Federal Boulevard – Recreational license only

●	Denver, Colorado

o	East Hampden Avenue (formerly Green Man) – Recreational license only

●	Longmont, Colorado

o	12626 N. 107th Street (formerly Green Tree/Ancient Alternatives) – Medical and Recreational licenses

●	Two (2) in Oregon

o	SW Corbett Avenue, Portland, OR – Medical and Recreational licenses

o	NE 102nd Avenue, Portland, OR – Medical and Recreational licenses

We also operate two (2) cultivation facilities in Colorado as follows:

●	SevenFive Farm – 3705 N. 75th Street, Boulder – Retail cultivation license only

●	6859 N. Foothills Highway E-100 (formerly Green Tree/Hillside Enterprises) – Retail cultivation license only

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

In the opinion of management, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the nine months ended September 30, 2024, are not necessarily indicative of the operating results for the year ending December 31, 2024, or any other interim or future periods. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

Customer and Revenue Concentrations – Cultivation Segment

During the three months ended September 30, 2024, SevenFive had zero dollars in revenue and during the three months ended September 30, 2023, 89% of SevenFive’s revenue was with five customers, respectively. During the nine months ended September 30, 2024 and 2023, 100% of SevenFive’s revenue was with three customers and 50% of SevenFive’s revenue was with one customer, respectively. The customers in 2024 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

During the three months ended September 30, 2024 and 2023, 92% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with three customers, and 84% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with four customers, respectively. During the nine months ended September 30, 2024 and 2023, 98% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with three customers, and 78% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with three customers, respectively. The customers in 2024 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

Hillsides Cultivation’s revenue includes revenue from an external wholesale vendor totaling $5,084 which has been applied to open accounts payable for the retail segment of the Company for the same vendor. Accounts payable and the associated cost of goods sold expense have been increased for the retail segment to account for this adjustment.

Deferred Revenue from Loyalty Program

For the Company's retail locations, the Company offers a loyalty reward program to its dispensary customers that allows customers to earn reward credits to be used on future purchases. Loyalty reward credits issued as part of a sales transaction results in revenue being deferred until the loyalty reward is redeemed by the customer. The loyalty rewards are recorded as reductions to revenue on the condensed consolidated statements of operations and included as deferred revenue on the condensed consolidated balance sheets. A portion of the revenue generated in a sale must be allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed.

Deferred revenue due to outstanding loyalty points at September 30, 2024 and 2023 was $146,672 and nil, respectively. The deferred revenue is included on the Condensed Consolidated Balance Sheet with Accounts payable and accrued expenses and will be recognized in the consolidated Income Statement with net revenue upon redemption of the loyalty points.

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

The calculation of basic and diluted net loss per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Loss Per Share:
Net Loss	$(509,009)	$(815,123)	$(3,051,103)	$(4,755,512)
Denominator:
Weighted-Average common shares outstanding	108,746,520	118,664,094	108,746,520	118,664,094
Basic net loss per share	$(0.00)	$(0.01)	$(0.03)	$(0.04)

Potentially dilutive securities excluded from the basic and diluted net income per share are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Convertible Debt	16,875,000	24,107,143	16,875,000	24,107,143
Warrants to purchase common stock	68,013,005	31,804,686	49,652,254	24,013,547
Options to purchase common stock	4,711,825	4,973,825	4,711,825	4,973,825
	89,599,830	60,885,654	71,239,079	53,094,515

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and have primarily funded its operations with proceeds from the issuance of debt and equity. The Company incurred a net loss of $3,033,403 and lost $724,309 in cash from operations during the nine months ended September 30, 2024, respectively, and had an accumulated deficit of $103,535,443 as of September 30, 2024. We had cash and cash equivalents of $245,367 as of September 30, 2024. The Company expects our operating losses to continue into the foreseeable future as we continue to execute our acquisition and growth strategy.  As a result, the Company has concluded that there is substantial doubt about its ability to continue as a going concern.  The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting – Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of more detailed information about a reportable segment’s expenses. ASU 203-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The amendments must be applied retrospectively, and early adoption is permitted. The Company is currently assessing the effects of adoption on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 applies to all entities subject to income taxes and requires public business entities such as the Company to provide a tabular rate reconciliation and a separate disclosure for any reconciling items with certain categories that are equal to or greater than a specified quantitative threshold. The new standard is effective for annual periods beginning after December 15, 2024 and is to be applied on a prospective basis with the option to apply the standard retrospectively, early adoption is permitted. The Company is currently assessing the effects of adoption on its consolidated financial statements.

NOTE 2. INVENTORIES

Our inventories consisted of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$—	$351,241
Work-in-progress and finished goods	687,763	509,677
Inventories	$687,763	$860,918

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

The operating lease expense for the three and nine months ended September 30, 2024, and September 30, 2023, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Straight-line operating lease expense	$202,436	$197,513	$665,014	$929,241
Variable lease cost	77,040	44,239	181,666	502,413
Total operating lease expense	$279,476	$241,752	$846,680	$1,431,654

The finance lease expense for the three months ended September 30, 2024, and September 30, 2023, was approximately $41,823 and $41,823, respectively. The finance lease expense for the nine months ended September 30, 2024, and September 30, 2023 was approximately $125,470 and $125,470, respectively.

Related party leases

As of September 30, 2024, one of the Company’s operating leases, a cultivation facility lease, is a related party lease as the landlord is a principal shareholder and former board member of the Company. As of September 30, 2024, the ROU asset, operating lease liability, current, and operating lease liability, non-current for the related party leases were $69,368, $80,000 and ($6,029), respectively. For the three months ended September 30, 2024 and 2023, the total lease expense for related party leases was $30,000 and $127,790, respectively. For the nine months ended September 30, 2024 and 2023, the total lease expense for related party leases was $90,000 and $383,371, respectively.

MLK Lease Termination

During the nine months ended September 30, 2024, the Company’s lease at the MLK retail location was terminated by the landlord due to lack of payment of rent. The original lease had a term through August 31, 2023 and had continued on a month-to-month basis until July 31, 2024, when the landlord seized and auctioned the remaining assets at the address, applying the auction proceeds against the current outstanding lease balance.

As a result of the termination, the Company removed the operating lease asset totaling $48,130, the operating lease liability totaling $58,900, the forfeited and applied $4,000 security deposit and recognized a gain on lease termination of $6,770 during the nine months ended September 30, 2024.

Leasehold improvements, furniture and fixtures related to the seized facility with a net book value of $23,816 were recorded as a loss on disposal of assets during the nine months ended September 30, 2024.

Lease Maturities

Future remaining minimum lease payments on our operating leases and finance lease are as follows:

Year ending December 31,	Operating leases	Finance lease
2024 (remaining three months)	$200,712	$102,700
2025	729,592	171,043
2026	399,619	136,940
2027	279,435	143,102
2028	245,456	149,542
Thereafter	667,154	668,558
Total	2,521,968	1,371,885
Less: Present value adjustment	(911,571)	(719,361)
Lease liability	1,610,397	652,524
Less: Lease liability, current	(766,562)	(71,230)
Lease liability, non-current	$843,835	$581,294

The total remaining lease payments in the table above include $772,051 related to renewal option periods that management is reasonably certain will be exercised. The majority of this amount relates to the flagship Trees location in Englewood, Colorado.

As of September 30, 2024, the weighted average remaining term of the Company’s operating leases is 4.78 years, and the remaining term on the finance lease is 8.33 years.

None of the Company’s leases contain residual value guarantees or restrictive covenants.

Supplemental cash flow information

For the nine months ended September 30,	2024	2023
Supplemental cash flow information
Cash paid for amounts included in operating lease liability	$665,014	$957,153
Cash paid for amounts included in finance lease liability	$125,470	$150,000
Supplemental lease disclosures of non-cash transactions:
ROU assets obtained in exchange for operating lease liabilities	$—	$348,825

NOTE 4. ACCRUED STOCK PAYABLE

The following tables summarize the changes in accrued common stock payable:

		Number of
	Amount	Shares
Balance as of December 31, 2022	$60,900	100,000
Stock issued	—	—
Balance as of December 31, 2023	$60,900	100,000
Stock issued	—	—
Balance as of September 30, 2024	$60,900	100,000

The outstanding balance of accrued stock payable as of September 30, 2024 relates to a February 18, 2020 grant of 100,000 fully vested shares for consulting services. Based on a stock price of $0.61 on the date of grant, the consultant will receive $60,900 worth of our Common Stock. As of September 30, 2024, none of the stock had been issued.

NOTE 5.   NOTES PAYABLE

Our notes payable consisted of the following:

	September 30, 2024			December 31, 2023
	Third-party	Related-party	Total	Third-party	Related-party	Total
2022 12% Notes	$13,167,796	332,204	13,500,000	$13,167,796	$332,204	$13,500,000
Trees Transaction Notes	—	—	—	—	326,811	326,811
Green Tree Acquisition Notes	—	428,191	428,191	—	562,000	562,000
Green Man Acquisition Notes	1,107,500	—	1,107,500	1,555,000	—	1,555,000
Working Capital Notes	1,000,000	—	1,000,000	500,000	—	500,000
Centri Promissory Note	43,077	—	43,077
Unamortized debt discount	(901,398)	(17,648)	(919,046)	(1,312,427)	(25,141)	(1,337,568)
Total debt	14,416,975	742,747	15,159,722	13,910,369	1,195,874	15,106,243
Less: Current portion	(785,000)	(160,571)	(945,571)	(605,000)	(487,382)	(1,092,382)
Long-term portion	$13,631,975	$582,176	$14,214,151	$13,305,369	$708,492	$14,013,861

Trees Transaction Notes

In January 2022, with the completion of the Trees MLK acquisition, we are obligated to pay the Seller cash equal to $384,873 in equal monthly installments over a period of 24 months. As of September 30, 2024 and 2023, the debt balance of this note was nil and $264,639, respectively. During the year, the Trees MLK Seller forgave the remaining principal balance $264,639 owed from the Trees MLK acquisition. As the debt holder is also a shareholder of the Company, the effect of this debt forgiveness was accounted for as a capital contribution in paid-in capital.

Green Man Acquisition Notes

In December 2022, with the completion of the Green Man Acquisition, we are obligated to pay the Seller cash equal to $1,575,000 in equal monthly installments over a period of 18 months.  The payments begin in December 2023 based on the following schedule:

Dates	Total Payment
December 2023	$20,000
January 2024	$25,000
February 2024	$30,000
March 2024 – August 2024	$52,500
September 2024 – October 2024	$57,500
November 2024 – December 2024	$60,000
January 2025 – June 2025	$65,000
July 2025 – February 2026	$70,000

The relative fair value of this obligation resulted in a debt discount of $275,154. We recorded amortization of debt discount expense from this obligation of $33,723 and $39,545 for the three months ended September 30, 2024 and 2023, respectively, and $101,525 and $115,171 for the nine months ended September 30, 2024 and 2023, respectively.

12% Notes – 2023 Modification

On December 15, 2023, the Company entered into Amended and Restated Senior Secured Convertible Notes with certain accredited investors to modify the original terms of the 12% Notes. We recorded amortization of debt discount expense from the 12% Notes of $90,164 and $78,404 for the three months ended September 30, 2024 and 2023, respectively and $285,236 and $232,651 for the nine months ended September 30, 2024 and 2023, respectively.

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

On June 15th, 2024 the Lead Investor agreed to provide an additional $250,000 in a separate note (the “2024 Working Capital Note”) which includes a liquidation preference to recover 1.25x the original investment in the event that the Company commences any dissolution, liquidation, or winding up. At our option, the Lead Investor shall provide up to an additional $250,000, and, in such event, the 2024 Working Capital Note shall have a liquidation preference of 1.5x the original investment, applicable to the full $500,000, in the event that the Company commences any dissolution, liquidation, or winding up. The 2024 Working Capital Note bears interest at 12% per annum and is due and payable on September 15, 2026. As of September 30, 2024, the balance of the Working Capital Note was $500,000, as the Company requested and received the additional $250,000 optional amount.

Centri Promissory Note

On August 20th, 2024 Centri Business Consulting, LLC (“Centri”) agreed to exchange amounts due for professional accounting fees incurred during the prior fiscal year totaling $77,953 at December 31, 2023 into a non-interest bearing promissory note in the amount of $43,077 to be paid in eighteen installments of $2,393 beginning October 1st, 2024. As a result of the exchange, the Company recognized a gain of $34,876 during the nine months ended September 30, 2024.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Income Tax Payable

To date, the IRS has held that cannabis companies are subject to the limits of Internal Revenue Code (“IRC”) Section 280E for U.S. federal income tax purposes. This position was not held in Oregon or Colorado, where the Company operates. Under the IRS’s interpretation of IRC Section 280E, cannabis companies are only allowed to deduct expenses directly and indirectly related to the production of inventory. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

As of December 31, 2023 the Company recorded a tax liability totaling $392,765 based on IRC Section 280E. Between the provision and filing the Company taxes on October 15, 2024 the Company has decided, through thorough tax and legal review, to record this and subsequent liabilities as an uncertain tax liability on the consolidated balance sheets due to tax positions taken on our 2023 federal and state tax returns.

For the period ended September 30, 2024 the Company has evaluated this tax position in relation to the previously recorded income tax liability of $1,327,070 as of September 30, 2024 and has concluded that the position meets the more-likely-than-not recognition threshold. In evaluating the tax position for recognition, the Company considered all relevant sources of tax law, including a court case in which the taxing authority has fully disallowed a similar tax position with an unrelated entity (Canna Provisions et. Al. v Garland). The taxing authority and Canna Provisions et. al. are currently litigating the matter.

Due to this change, the Company has completed the provision for the nine months ended September 30, 2024 considering ASC 740-10. This includes an adjustment to the income tax payable account to return it back to the December 31, 2023 balance and recording an uncertain tax benefit (UTB) liability to reflect the expected tax liability should the Internal Revenue Service reject the uncertain tax position taken by the company regarding 280E, net of the valuation allowance.

As of September 30, 2024, the Income tax liability is $392,765 and the UTB liability, net of the valuation allowance, is $990,731.

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

As of September 30, 2024 and December 31, 2023, we have recorded accrued dividends of $123,900 and $106,200, respectively. Dividends were $17,700 and $17,700 for the nine months ended September 30, 2024 and 2023, respectively.

Stock-based compensation

Stock-based Awards

As of September 30, 2024, the Company has two active plans, the 2020 Omnibus Incentive Plan approved by the Board in November 2020 (“2020 Plan”) and the 2014 Equity Incentive Plan approved by the Board in October 2014 (“2014 Plan” and collectively with the 2020 Plan the “Stock Incentive Plans”) that allow the Board of Directors to grant stock-based awards to eligible employees, non-employee directors, and consultants of the Company and its subsidiaries. Under the Stock Incentive Plans, the Board may grant non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock to be authorized for issuance under the Stock Incentive Plans is 25 million shares. As of September 30, 2024, stock-based awards for approximately 17.5 million shares are available to be issued under the Stock Incentive Plans.

Stock Options

The following summarizes Employee Awards activity:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	per Share	Term (in years)
Outstanding as of December 31, 2023	4,796,825	$1.05	2.3
Granted	100,000	0.06	5.0
Forfeited or expired	(185,000)	1.76	—
Outstanding as of September 30, 2024	4,711,825	$0.95	1.8

Exercisable as of September 30, 2024	4,711,825	$0.95	1.8

The intrinsic value of the exercisable warrants as of September 30, 2024 was negative.

As of September 30, 2024, there was no unrecognized compensation expense related to unvested employee awards.

We recorded nil in compensation expense for the nine months ended September 30, 2024 and 2023, respectively.

Restricted Stock Awards

During the nine months ended September 30, 2024, the Company granted 429,630 Restricted Stock Units with a fair value of $28,656 pursuant to the 2020 Omnibus Incentive Plan to directors and an employee (“2024 RSUs”). The 2024 RSUs vest seven years from the grant date, or earlier upon certain triggering events as defined in the agreement, and upon vesting convert into one share of the Company’s common stock. The fair value of the 2024 RSUs is determined based on the closing price of the Company’s common stock on the grant date.

The Company recorded $14,968 and $54,195 in compensation expense during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, none of the RSU’s have vested.

A summary of the Company’s grants of restricted stock units under the 2020 Omnibus Incentive Plan is presented below:

		Weighted-
		Average
	Number of	Grant
	Shares	Date Value
Outstanding as of December 31, 2023	2,240,462	$0.04
Granted	429,630	0.07
Forfeited or expired	—	—
Outstanding as of September 30, 2024	2,670,092	$0.05

Contingent Earnout Liability

On December 12, 2022, we completed the Green Tree Acquisition which consisted of the acquisition of substantially all of the assets of Ancient Alternatives LLC, Natural Alternatives For Life, LLC, Mountainside Industries, LLC, Hillside Enterprises, LLC, and GT Creations, LLC, each a Colorado limited liability company (collectively, the “Green Tree Entities”). We paid cash in the amount of $500,000 and stock consideration of 17,977,528 shares of our Common Stock. The closing price of our Common Stock on December 12, 2022, the date of license transfer, was $0.165 per share, as such, fair value of the equity consideration is $2,966,292. Additionally, we had a potential obligation to issue additional stock consideration up to 4,879,615 shares of our Common Stock on the achievement of certain performance indicators on or before June 12, 2024. In November 2023, the Company transferred a majority of the Green Tree Entities back to the original owners. Subsequent to this transfer, the aforementioned debt was modified. This liability is included in Notes payable- current and Notes payable- non-current in the accompanying condensed consolidated balance sheets.

The fair value of the contingent earnout liability was nil and $367,056 at September 30, 2024 and December, 31 2023, respectively. The change in fair value in the three months and nine months ended September 30, 2024 resulted in a gain on change in fair value of nil and $367,056, respectively. The contingent earnout liability remained after the Green Tree Acquisition was partially reversed in Q3 2023 and expired in Q2 2024.

NOTE 8. RELATED PARTY TRANSACTIONS

On September 16, 2022, the Company entered into a new consulting agreement with Adam Hershey, its Interim Chief Executive Officer, pursuant to which Mr. Hershey will continue to serve as the Company’s Interim Chief Executive Officer with compensation equal to $200,000 per annum, payable by the Company, monthly. The term of the consulting agreement is for a period of one year, with automatic six-month renewals thereafter unless terminated by either party. As part of the new consulting agreement, the Company has also agreed to extend warrants to purchase 7,280,007 shares of Common Stock, held by an affiliate of Mr. Hershey, for an additional two years until May 29, 2027. The exercise price and all other terms and conditions of such warrants remain unchanged. We paid $50,000 and $50,000 for the three months ended September 30, 2024 and 2023, respectively, and $150,000 and $150,000 for the nine months ended September 30, 2024 and 2023, respectively.

In February 2023, the Company completed the acquisition of Station 2, LLC’s assets. Station 2, LLC is owned by a board member, who is also a shareholder of the Company. This acquisition was subsequently reversed in Q3 of 2023.

The Company currently has a lease agreement with Dalton Adventures, LLC in which the Company leases 17,000 square feet of greenhouse space in Boulder, Colorado for $29,691 a month, of which $27,000 is base rent and $2,691 is property taxes. The base rent decreased to $10,000 per month starting in May 2023. The owner of Dalton Adventures, LLC is a principal shareholder and former board member of the Company.  We have incurred $30,000 and $75,849 in related party lease expense for the three months ended September 30, 2024 and 2023, respectively, and $90,000 and $227,547 in related party lease expense for the nine months ended September 30, 2024 and 2023, respectively. See Note 3 for further discussion of the Company’s obligations associated with related party leases.

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

Three months ended September 30,

2024	Retail	Cultivation	Eliminations	Total
Revenues	$3,298,839	185,318	(173,898)	3,310,259
Costs and expenses	(2,750,610)	(549,407)	173,898	(3,126,119)
Segment operating income	$548,229	$(364,089)	$—	184,140
Corporate expenses				(1,029,488)
ERC Credits				—
Net loss from continuing operations before income taxes				$(845,348)

2023	Retail	Cultivation	Eliminations	Total
Revenues	$4,038,019	$415,963	$(342,399)	$4,111,583
Costs and expenses	(3,403,102)	(1,272,117)	342,399	(4,332,820)
Segment operating income	$634,917	$(856,154)	$—	(221,237)
Corporate expenses				(1,490,566)
ERC Credits				896,680
Net loss from continuing operations before income taxes				$(815,123)

Nine months ended September 30,

2024	Retail	Cultivation	Eliminations	Total
Revenues	$10,673,842	778,109	(766,689)	10,685,262
Costs and expenses	(8,848,802)	(1,369,489)	766,689	(9,451,602)
Segment operating income	$1,825,040	$(591,380)	$—	1,233,660
Corporate expenses				(3,276,332)
ERC Credits				—
Net loss from continuing operations before income taxes				$(2,042,672)

2023	Retail	Cultivation	Eliminations	Total
Revenues	$14,228,202	$2,044,810	$(1,952,816)	$14,320,196
Costs and expenses	(13,285,938)	(3,457,964)	1,952,816	(14,791,086)
Segment operating income	$942,264	$(1,413,154)	$—	(470,890)
Corporate expenses				(5,077,865)
ERC Credits				896,679
Net loss from continuing operations before income taxes				$(4,652,076)

	September 30,	December 31,
Total assets	2024	2023
Retail	$19,055,074	$20,491,961
Cultivation	1,735,873	1,736,685
Corporate	368,370	1,018,247
Total assets – segments	21,159,317	23,246,893
Intercompany eliminations	—	—
Total assets – consolidated	$21,159,317	$23,246,893

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

Our Products, Services, and Customers

TREES Corporation is a cannabis retailer and cultivator in the States of Colorado and Oregon.

We presently operate five (5) cannabis dispensaries as follows:

●	Englewood, Colorado

o	5005 S. Federal Boulevard – Recreational license only

●	Denver, Colorado

o	East Hampden Avenue (formerly Green Man) –Recreational license only

●	Longmont, Colorado

o	12626 N. 107th Street (formerly Green Tree/Ancient Alternatives) – Medical and Recreational licenses

●	Two (2) in Oregon

o	SW Corbett Avenue, Portland, OR – Medical and Recreational licenses

o	NE 102nd Avenue, Portland, OR – Medical and Recreational licenses

We also operate two (2) cultivation facilities in Colorado as follows:

●	SevenFive Farm – 3705 N. 75th Street, Boulder – Retail cultivation license only

●	6859 N. Foothills Highway E-100 (formerly Green Tree/Hillside Enterprises) – Retail cultivation license only

Our principal business model is to acquire, integrate and optimize cannabis companies in the retail and cultivation segments utilizing the combined experience of entrepreneurs and synergistic operations of our vertically integrated network. During the three months ended September 30, 2024, SevenFive had zero dollars in revenue and during the three months ended September 30, 2023, 89% of SevenFive’s revenue was with five customers, respectively. During the nine months ended September 30, 2024 and 2023, 100% of SevenFive’s revenue was with three customers and 50% of SevenFive’s revenue was with one customer, respectively. The customers in 2024 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

During the three months ended September 30, 2024 and 2023, 92% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with three customers, and 84% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with four customers, respectively. During the nine months ended September 30, 2024 and 2023, 98% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with three customers, and 78% of Hillside Cultivation’s (formerly noted as Green Tree) revenue was with three customers, respectively. The customers in 2024 are related party dispensaries and the revenues associated with these customers are eliminated in consolidation.

Hillsides Cultivation’s revenue includes revenue from an external wholesale vendor totaling $5,084 which has been applied to open accounts payable for the retail segment of the Company for the same vendor. Accounts payable and the associated cost of goods sold expense have been increased for the retail segment to account for this adjustment.

Results of Operations

The following tables set forth, for the periods indicated, statements of operations data. The tables and the discussion below should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto in this report.

	Three months ended September 30,			Percent
	2024	2023	Change	Change
Revenues	$3,310,259	$4,111,583	$(801,324)	(19)%
Costs and expenses	(3,581,898)	(4,718,791)	1,136,893	(24)%
Other expense	(573,709)	(207,915)	(365,794)	176%

Net Gain (Loss) before income taxes	$(845,348)	$(815,123)	$(30,225)	4%

	Nine months ended September 30,			Percent
	2024	2023	Change	Change
Revenues	$10,685,262	$14,320,196	$(3,634,934)	(25)%
Costs and expenses	(11,220,447)	(17,569,254)	(6,348,807)	(36)%
Other expense	(1,507,487)	(1,403,018)	(104,469)	7%

Net Loss before income taxes	$(2,042,672)	$(4,652,076)	$2,609,404	(56)%

Revenues

The reversal of the acquisition of a portion of the Green Tree assets, which were returned in Q3 2023, contributed to the decrease in revenues and expenses for the three months ended September 30, 2024 compared to September 30, 2023, and for the nine months ended September 30, 2024 and 2023, respectively.

Costs and expenses

	Three months ended September 30,			Percent
	2024	2023	Change	Change
Cost of sales	$1,957,455	$2,442,541	$(485,086)	(20)%
Selling, general and administrative	1,271,696	1,962,641	(690,945)	(35)%
Stock-based compensation	—	8,745	(8,745)	(100)%
Professional fees	173,262	53,259	120,003	225%
Depreciation and amortization	179,485	251,605	(72,120)	(29)%
	$3,581,898	$4,718,791	$(1,136,893)	(24)%

	Nine months ended September 30,			Percent
	2024	2023	Change	Change
Cost of sales	$5,833,992	$8,731,032	$(2,897,040)	(33)%
Selling, general and administrative	4,050,784	6,744,632	(2,693,848)	(40)%
Stock-based compensation	14,968	54,195	(39,227)	(72)%
Professional fees	733,970	1,204,369	(470,399)	(39)%
Depreciation and amortization	586,733	835,026	(248,293)	(30)%
	$11,220,447	$17,569,254	$(6,348,807)	(36)%

Cost of sales decreased for three and nine months ended September 30, 2024, as compared to September 30, 2023 due to the reversal of the acquisition of a portion of the Green Tree assets.

Selling, general and administrative expense decreased for the three and nine months ended September 30, 2024, as compared to September 30, 2023 due to the decreased expenses resulting from the reversal of the acquisition of one dispensary and one cultivation facility in the third quarter of 2023 and one additional dispensary license in the first quarter of 2023, resulting in a decrease in employees and rent expense.

Stock-based compensation included the following:

	Three months ended September 30,			Percent
	2024	2023	Change	Change
Restricted Stock Awards	$—	$8,745	$(8,745)	(100)%
	$—	$8,745	$(8,745)	(100)%

	Nine months ended September 30,			Percent
	2024	2023	Change	Change
Restricted Stock Awards	$14,968	$54,195	$(39,227)	(72)%
	$14,968	$54,195	$(39,227)	(72)%

Employee awards are issued under our 2020 Omnibus Incentive Plan, which was approved by shareholders on November 23, 2020. Expense varies primarily due to the number of stock options and restricted stock awards granted and the share price on the date of grant. The decrease in expense for the three and nine months ended September 30, 2024, as compared to September 30, 2023, is due to issuing less restricted stock awards at a higher per unit grant date value in the second quarter of 2024.

Professional fees consist primarily of accounting and legal expenses.  Professional fees increased for the three months ended September 30, 2024 due to increased accounting and legal fees related to our 2023 tax return and the related tax position therein (See Note 6 Income Tax Payable for details). Professional fees decreased for the nine months ended September 30, 2024 as compared to September 30, 2023 due to the lack of unusual accounting activity in the first and second quarters of 2024 as compared to the 2023 periods.

Depreciation and amortization decreased due to the reversal of the acquisition of a portion of the Green Tree assets and a revaluation of the Green Tree and Green Man acquisitions as of the three and nine months ended September 30, 2024, as compared to September 30, 2023.

Other Expense

	Three months ended September 30,			Percent
	2024	2023	Change	Change
Amortization of debt discount	$123,888	$219,785	$(95,897)	(44)%
Interest expense	467,651	296,242	171,409	58%
(Gain) loss on termination of lease	(6,770)	—	(6,770)	100%
(Gain) loss on extinguishment of debt	(34,876)	218,237	(253,113)	(116)%
(Gain) loss on derivative liability	—	2,860	(2,860)	(100)%
(Gain) loss on sale/disposal of assets	23,816	(2,400)	(26,216)	(1,092)%
Other (income)	—	(526,809)	526,809	(100)%
Gain on contingent earnout	—	—	—	0%
	$573,709	$207,915	$365,794	176%

Other Expense

	Nine months ended September 30,			Percent
	2024	2023	Change	Change
Amortization of debt discount	$418,523	$621,539	$(203,016)	(33)%
Interest expense	1,478,566	1,462,281	16,285	1%
(Gain) loss on termination of lease	(6,770)	—	(6,770)	100%
(Gain) loss on extinguishment of debt	(34,876)	218,237	(253,113)	(116)%
(Gain) loss on derivative liability	(4,716)	(2,359)	(2,357)	100%
(Gain) loss on sale/disposal of assets	23,816	—	23,816	100%
Other (income)	—	(896,680)	896,680	100%
Gain on contingent earnout	(367,056)	—	(367,056)	100%
	$1,507,487	$1,403,018	$104,469	7%

Amortization of debt discount decreased during the three and nine months ended September 30, 2024, as compared to September 30, 2023 due to the change in outstanding debt related to the Green Tree acquisition reversal. Interest expense increased during the three and nine months ended September 30, 2024, as compared to September 30, 2023, due to the resumption of interest in Q3 2023 of the 12% Notes. The gain on warrant derivative liability reflects the change in the fair value of the 2019 Warrants which expired in Q2 2024. The loss on contingent earnout reflects the change in the fair value of the Green Tree Contingent Earnout liability which expired in Q2 2024.

Retail

	Three months ended September 30,			Percent
	2024	2023	Change	Change
Revenues	$3,298,839	$4,038,019	$(739,180)	(18)%
Costs and expenses	(2,750,610)	(3,403,102)	652,492	(19)%
Segment operating income	$548,229	$634,917	$(86,688)	14%

	Nine months ended September 30,			Percent
	2024	2023	Change	Change
Revenues	$10,673,842	$14,228,202	$(3,554,360)	(25)%
Costs and expenses	(8,848,802)	(13,285,938)	4,437,136	(33)%
Segment operating income	$1,825,040	$942,264	$882,776	94%

With the partial reversal of the acquisition of Green Tree in Q3 2023, retail revenue decreased for the three and nine months ended September 30, 2024, compared to September 30, 2023. Costs and expenses also decreased as a result of the partial acquisition reversal.

Cultivation

	Three months ended September 30,			Percent
	2024	2023	Change	Change
Revenues	$185,318	$415,963	$(230,645)	(55)%
Costs and expenses	(549,407)	(1,272,117)	722,710	(57)%
Segment operating gain (loss)	$(364,089)	$(856,154)	$492,065	(57)%

	Nine months ended September 30,			Percent
	2024	2023	Change	Change
Revenues	$778,109	$2,044,810	$(1,266,701)	(62)%
Costs and expenses	(1,369,489)	(3,457,964)	2,088,475	(60)%
Segment operating loss	$(591,380)	$(1,413,154)	$821,774	(58)%

The decrease in revenues for the three and nine months ended September 30, 2024 compared to September 30, 2023, is due to the closure of three cultivations during Q2 2023 and a reduction in grow operations at one of the remaining cultivations facilities in Q1 2023. The decrease in cost and expenses for the three and nine months ended September 30, 2024 compared to September 30, 2023 is attributed to the closure of three cultivations during Q2 2023 and a reduction in grow operations at one of the remaining cultivations facilities in Q1 2023.  The costs and expense incurred between our dispensaries and cultivation locations are eliminated in consolidation.

Liquidity

Sources of liquidity

Our sources of liquidity historically have included the cash exercise of common stock options and warrants, debt, and the issuance of common stock or other equity-based instruments. We anticipate our significant uses of resources will include funding operations.

Sources and uses of cash

We had cash of $245,367 and $969,676 as of September 30, 2024 and December 31, 2023, respectively. Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(481,939)	$(1,147,432)
Net cash used in investing activities	$(45,631)	$(265,858)
Net cash (used in) provided by financing activities	$(196,739)	$(918,852)

Net cash used in operating activities increased in 2024 due to the expiration and subsequent gain of the Green Tree contingent earnout and gain on extinguishment of debt due to the Centri promissory note.

Net cash used in investing activities for the nine months ended September 30, 2024 from September 30, 2023 decreased as a result of a lack of acquisition activity in 2024.

Net cash used in financing activities for the nine months ended September 30, 2024 decreased from September 30, 2023 due to the partial reversal of the acquisition of a portion of the Green Tree assets and the issuance of the 2024 Working Capital Note.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2024. Part of our growth strategy, however, is to acquire operating businesses. We expect to fund such activity through cash on hand, the issuance of debt, common stock, warrants for our common stock or a combination thereof.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, which have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

TREES CORPORATION

Date: November 8, 2024	/s/ Adam Hershey
Adam Hershey, Interim Chief Executive Officer
Principal Executive Officer

/s/ Edward Myers
Edward Myers, Interim Chief Financial Officer
Principal Financial and Accounting Officer